Form 10QSB
period 1996-09-30
ONLINE SYSTEM SERVICES INC
filed 1996-11-05
CIK 1011901

FORM 10-QSB - Quarterly
Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of l934.

For the period ended September 30, 1996.
                     -------------------

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

For the transition period from __________________ to ____________________.

Commission File Number         0-28462.
                       ----------------

ONLINE SYSTEM SERVICES, INC.
----------------------------
(Exact name of registrant as specified in its charter)

COLORADO                                              84-1293864
----------------------------------------------------------------
(State or other jurisdiction                     I.R.S. Employer
of incorporation or organization             Identification No.)

1800 GLENARM PLACE, SUITE 800, DENVER, CO  80202
------------------------------------------------
(Address of principal executive offices)    (Zipcode)

(303)296-9200
----------------------------------------------------
(Registrant's telephone number, including area code)

Not Applicable
--------------
Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ]  YES  [   ]  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

   As of October 22, 1996, Registrant had 3,097,245 shares of common stock outstanding.

                          ONLINE SYSTEM SERVICES, INC.
                                     INDEX
                                     -----

                                                                         Page
                                                                         ----

PART I.  FINANCIAL INFORMATION

         ITEM I. FINANCIAL STATEMENTS


                 Balance Sheets as of  September 30, 1996 (Unaudited)
                    and December 31, 1995.                               3,4

                 Unaudited Statements of Operations, three months
                    and nine months ended September 30, 1996 and 1995      5

                 Unaudited Statements of Stockholders' Equity,
                    nine months ended September 30, 1996                   6

                 Unaudited Statements of Cash Flows,
                    nine months ended September 30, 1996 and 1995        7,8

                 Notes to Financial Statements (unaudited)                 9

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS        10-13


PART II. OTHER INFORMATION

          ITEM 1-5. NOT APPLICABLE                                        14

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                        14

SIGNATURES                                                                15

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

                          ONLINE SYSTEM SERVICES, INC.
                                 BALANCE SHEETS


                                          September 30,   December 31,
                                               1996           1995
                                          --------------  ------------
                                           (unaudited)
ASSETS
------
Current assets:
       Cash and cash equivalents             $6,218,315       $ 25,241
       Restricted cash (Note 6)                 222,693
           Accounts receivable, net             271,727         98,282
           Hardware and software
            inventory                            84,082            ---
           Prepaid expense                       13,474          5,000
       Interest receivable                       88,403            ---
                                             ----------       --------

         Total current assets                 6,898,694        128,523
                                             ----------       --------

Equipment, net                                  397,113         97,215
                                             ----------       --------
Other assets
        Deposits                                  2,082            956
        Intangibles, net                            898          1,038
                                             ----------       --------
         Total other assets                       2,980          1,994
                                             ----------       --------

         Total assets                        $7,298,787       $227,732
                                             ==========       ========

   The accompanying notes are an integral part of these financial statements.

                          ONLINE SYSTEM SERVICES, INC.
                           BALANCE SHEETS (CONTINUED)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ---------------------------------------------

                                          September 30,        December 31,
                                          -------------        -----------
                                              1996                 1995
                                              ----                 ----
                                           (unaudited)

Current liabilities:
      Accounts payable                     $   252,880           $  74,990
      Accrued expenses                          35,783              11,020
      Accrued salaries and taxes payable        76,938              19,403
      Short-term notes payable                     ---              50,814
      Current portion of capital lease          32,355              17,017
       and notes
      Note payable-related party                12,707              12,707
      Deferred revenue                          14,013                 ---
                                           -----------           ---------

         Total current liabilities             424,676             185,951
                                           -----------           ---------

Long-term liabilities:
      Note and capital leases payable           39,887              42,232
                                           -----------           ---------

         Total long-term liabilities            39,887              42,232
                                           -----------           ---------

         Total liabilities                     464,563             228,183
                                           -----------           ---------

Stockholders' equity (deficit)

      Common stock, 3,097,245 and
       1,625,000 shares outstanding          7,921,015             272,864
      Stock subscriptions                       (1,248)            (57,269)
      Accumulated  deficit                  (1,085,543)           (216,046)
                                           -----------           ---------

         Total stockholders' equity
            (deficit)                        6,834,224                (451)
                                           -----------           ---------

Total liabilities and stockholders'
 equity                                    $ 7,298,787           $ 227,732
                                           ===========           =========




   The accompanying notes are an integral part of these financial statements.

                         ONLINE SYSTEM SERVICES, INC.
                           STATEMENTS OF OPERATIONS

                                                     FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                            ENDED                      ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                    -----------------------    -----------------------
                                                      1996           1995        1996          1995
                                                      ----           ----        ----          ----
                                                          (UNAUDITED)                (UNAUDITED)
Net sales:
   Service sales                                   $  273,043    $   69,689   $  709,223   $   94,986
   Hardware and software sales                        134,272         2,031      266,031       53,346
                                                   ----------    ----------   ----------   ----------
            Total net sales                           407,315        71,720      975,254      148,332

Cost of sales:
     Cost of services                                 174,808        42,793      443,531       79,501
     Cost of hardware and software                     97,647         1,366      201,827       42,033
                                                   ----------    ----------   ----------   ----------
          Cost of sales                               272,455        44,159      645,358      121,534
                                                   ----------    ----------   ----------   ----------
          Gross profit                                134,860        27,561      329,896       26,798
                                                   ----------    ----------   ----------   ----------

Operating expenses:
Sales and marketing expense                           203,357        25,290      395,503       49,591
Product development expense                           129,826        31,824      299,388       73,891
General and administrative expense                    263,969       157,773      554,445      242,961
Depreciation and amortization                          30,366         7,233       56,881       13,312
                                                   ----------    ----------   ----------   ----------

            Total operating expenses                  627,518       222,120    1,306,217      379,755
                                                   ----------    ----------   ----------   ----------

Loss from operations                                 (492,658)     (194,559)    (976,321)    (352,957)

Interest income (expense)                              82,462          (726)     106,824         (727)
                                                   ----------    ----------   ----------   ----------


Loss before provision for income taxes               (410,196)     (195,285)    (869,497)    (353,684)

Provision for income taxes                                ---           ---          ---          ---
                                                   ----------    ----------   ----------   ----------
Net loss                                           $ (410,196)   $ (195,285)  $ (869,497)  $ (353,684)
                                                   ==========    ==========   ==========   ==========

Net loss per share                                     $(0.11)       $(0.08)      $(0.31)      $(0.14)
                                                   ==========    ==========   ==========   ==========

Common shares and equivalents
 outstanding                                        3,822,760     2,550,695    2,766,538    2,550,695
                                                   ==========    ==========   ==========   ==========


                                                                5



   The accompanying notes are an integral part of these financial statements.

                         ONLINE SYSTEM SERVICES, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                               COMMON STOCK
                                              -------------
                                                                         STOCK        ACCUMULATED
                                           SHARES       AMOUNT      SUBSCRIPTIONS      DEFICIT
                                          ---------  -------------  --------------  -------------
Balance, March 22, 1994                         ---           ---             ---            ---
Net loss for the period ended
 December 31, 1994                              ---           ---             ---            ---
Issuance of common stock to founder for
 cash at an average price of $0.0002
 per share                                  480,000   $       100             ---            ---


Common stock issued for services
 rendered at $0.05 per share                125,000         6,250             ---

Common stock issued for services
 rendered at $0.56 per share                370,000       207,707             ---            ---

Stock subscriptions receivable                  ---           ---        $(57,269)           ---
Issuance of common stock for cash at
 $0.50 per share                            650,000       325,000             ---            ---

Net loss for the year ended December
 31, 1995                                       ---           ---             ---    $  (482,239)

Subchapter S corporation losses
 allocated to individual shareholders           ---      (266,193)            ---        266,193
                                          ---------    -----------    -----------    -----------
Balance, December 31, 1995                1,625,000       272,864         (57,269)      (216,046)
                                          ---------    -----------    -----------    -----------
Issuance of common stock for cash at
 $2.25 per share (unaudited)                182,245       410,000             ---            ---

Less costs of issuance (unaudited)              ---        (6,330)            ---            ---
Issuance of common stock for cash at
 $6.75 per unit (unaudited)               1,265,000     8,538,751             ---            ---

Less costs of issuance (unaudited)              ---    (1,306,770)            ---            ---
Exercise of stock options (unaudited)        25,000        12,500             ---            ---
Stock subscriptions receivable
 (unaudited)                                    ---           ---          56,021            ---

Net loss for the nine months ended
 September 30, 1996 (unaudited)                 ---           ---             ---       (869,497)
                                          ---------   -----------   -------------    -----------
Balance, September 30, 1996 (unaudited)   3,097,245   $ 7,921,015        $ (1,248)   $(1,085,543)
                                          =========   ===========   =============    ===========




   The accompanying notes are an integral part of these financial statements.

                         ONLINE SYSTEM SERVICES, INC.

                           STATEMENTS OF CASH FLOWS

                                              FOR THE NINE MONTHS
                                                    ENDED
                                                 SEPTEMBER 30,
                                          ----------------------------
                                              1996           1995
                                          ------------  --------------
                                                  (UNAUDITED)
Cash flows from operating activities
  Net loss                                $  (869,497)      $(353,684)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation and amortization              56,881          13,312
    Stock issued for services                  56,021         137,604
  Changes in operating assets and
   liabilities:
    Decrease (increase) in restricted cash   (222,693)            ---
    Decrease (increase) in accounts
     receivable                              (173,445)        (33,973)
    Decrease (increase) in hardware &
     software inventory                       (84,082)            ---
    Decrease (increase) in prepaid expense     (8,475)            ---
    Decrease (increase) in interest
     receivable                               (88,403)            ---
    Decrease (increase) in deposits            (1,127)         (3,069)
    Increase (decrease) in accounts payable   177,890          60,666
    Increase (decrease) in accrued expenses    82,298          13,709
    Increase (decrease) in short-term notes
     payable                                  (50,814)         24,000
    Increase (decrease) in deferred revenue    14,013             ---
                                            -----------       ---------
Net cash (used) by operating activities    (1,111,433)       (141,435)
                                            -----------       ---------

Cash flows from investing activities
 Purchase of fixed assets                    (314,358)        (71,705)
                                            -----------       ---------
Net cash (used) by investing activities      (314,358)        (71,705)
                                            -----------       ---------

Cash flows from financing activities:
     Payments on capital lease and            (29,286)            ---
      notes payable
 Issuance of common stock                   7,648,151         214,350
                                            -----------       ---------
Net cash  provided by financing             7,618,865         214,350
 activities                                 -----------       ---------

     Net increase in cash                 $ 6,193,074       $   1,210
                                            -----------       ---------




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          ONLINE SYSTEM SERVICES, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)


                                                         FOR THE NINE MONTHS
                                                                 ENDED
                                                             SEPTEMBER 30,
                                                    -----------------------------
                                                      1996                  1995
                                                             (UNAUDITED)

Cash at beginning of period                          25,241                  ---

Cash at end of period                            $6,218,315             $  1,210
                                                ===========             ========

Supplemental cash flow information

Cash paid for
    Interest                                     $    9,553             $    ---
    Income taxes                                        ---                  ---

Non cash investing and financing activities

    Stock issued for services                        36,021              137,604
    Fixed assets acquired from related
     parties                                            ---               75,051

    Capital lease for equipment                      35,764               10,500
    Note payable for related party for
     fixed assets purchased                             ---               15,929

    Intangibles acquired from related
     parties                                            ---                1,271





   The accompanying notes are an integral part of these financial statements.

                         ONLINE SYSTEM SERVICES, INC.
                        NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 1995 AND SEPTEMBER 30, 1996

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed interim financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying consolidated condensed financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

NOTE 2 - REVENUE RECOGNITION

     Hardware and software sales revenue is recognized upon shipment. Service revenue is recognized using the percentage of completion method on an individual contract basis. Percentage completion is determined based upon the ratio of costs incurred to total estimated costs. The Company's use of the percentage of completion method of revenue recognition requires estimates of the degree of project completion. To the extent these estimates prove to be inaccurate, the revenues and gross profits, if any, reported for periods during which work on the project is ongoing many not accurately reflect the final results of the project, which can only be determined upon project completion. Provisions for any estimated losses on completed contracts are made in the period in which such losses are determinable. Expenses are recognized when incurred.

NOTE 3 - NET LOSS PER SHARE

     Net loss per share has been computed based upon the weighted average number of common stock and common stock equivalents outstanding during each period.

NOTE 4 - INITIAL PUBLIC OFFERING

     In May and June 1996, the Company completed an initial public offering of 1,265,000 Units at a price to the public of $6.75 per Unit, before deduction of commissions and offering expenses. Each Unit consisted of one share of common stock and one warrant. Two warrants included in the Units entitle the holder to purchase one share of common stock, at an exercise price of $9.00 per share during the three year period commencing May 23, 1996, unless previously redeemed.

NOTE 5 - CONCENTRATION OF CREDIT RISK

     The Company sells computer hardware and software and related services from its Denver offices to the surrounding states. The Company extends credit to its customers.

     Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual risks or significant risks in the normal course of it's business.

     The Company has one major customer for the first nine months of 1996, which accounted for 15% of the Company's net sales during this period. At September 30, 1996 that customer accounted for 24% of the accounts receivable balance.

NOTE 6 - OPERATING LEASE

     In August, 1996 the Company entered into an operating lease for equipment. The total value of the lease is $305,077 over thirty-six months. The base monthly payments are $9,823. The Company made a security deposit of $222,693. In consideration for the security deposit, the monthly payments will be reduced by $1,601 for the first twelve months of the lease. After the first twelve months the lessor will refund $61,015 to the Company, reducing the security deposit to $161,678. The base monthly payments will be reduced by $1,144 for the second twelve months. After twenty-four months, the lessor will refund an additional $61,015 to the Company, reducing the deposit to $100,663. The base monthly payments will be reduced by $686 for the final twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Online System Services, Inc. was formed in March 1994, commenced sales in February 1995 and was in the development stage through December 31, 1995. The Company develops, markets and supports sophisticated, high-end Web sites for customers' use on the Internet or Intranets. As a part of the anticipated development of interactive, self service, Web applications for its customers, the Company has a non-exclusive value added reseller agreement with Edify Corporation to use and sublicense the Edify "Electronic Workforce" software.
The Company is developing an interactive Web design process called "WebQuest" to expedite the design of Web sites with customers both locally and by use of remote computer access. Also, the Company has developed a specialization in the healthcare industry with the introduction of an integrated network or "marketspace" of Web sites called "MD Gateway" In addition, the Company markets and supports "Community Access America", a turnkey package of hardware, software, documentation, marketing, and technical assistance that enables a local cable company, telephone company, newspaper or other entity to provide Internet access and Web site development to smaller, non-urban communities.

Results of Operations

The Company generates net sales through the sale of consulting services for Web site development, resale of software licenses, mark-ups on computer hardware and software sold to customers, maintenance fees charged to customers to maintain computer hardware and Web sites, license fees based on a percentage of revenues from the Community Access America program, training course fees, and monthly fees paid by customers for Internet access provided by the Company in the Denver market.

The following table sets forth for the periods indicated the percentage of net sales by items contained in the statements of operations. All percentages are calculated as a percentage of total net sales with the exception of cost of services and cost of hardware and software which are calculated as a percentage of service sales and hardware and software sales, respectively.

                                         FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                ENDED                           ENDED
                                             SEPTEMBER 30                    SEPTEMBER 30
                                         ---------------------            -------------------
                                         1996             1995            1996           1995
                                         ----             ----            ----           ----
                                              (UNAUDITED)                     (UNAUDITED)
Net sales:
  Service sales                           67.0%           97.2%            72.7%         64.0%
  Hardware and software sales             33.0             2.8             27.3          36.0
                                         ------         ------            ------       ------
    Total net sales                      100.0           100.0            100.0         100.0
Cost of sales:
  Cost of services                        64.0            61.4             62.5          83.7
  Cost of hardware and software           72.7            67.3             75.9          78.8
                                         ------         ------           ------        ------
     Cost of sales                        66.9            61.6             66.2          81.9
Gross profit                              33.1            38.4             33.8          18.1
                                         ------         ------           ------        ------

Operating expenses:
  Marketing and sales expense             49.9            35.3             40.6          33.4
  Product development expense             31.9            44.4             30.7          49.8
  General and administrative expense      64.8           220.0             56.9         163.8
  Depreciation and amortization expense    7.5            10.0              5.7           9.0
                                         ------         ------           ------        ------
    Total operating expenses             154.1           309.7            133.9         256.0
Loss from operations                    (121.0)         (271.3)          (100.1)       (237.9)

Net Loss                                (100.7%)        (272.3%)          (89.2%)      (238.4%)
                                         ======         ======           ======        ======


Three Months and Nine Months Ended September 30, 1996 and l995 (Unaudited)

The comparisons of the three-month and nine-month periods for fiscal 1996 to the similar periods in fiscal 1995 reflect the fact that the Company commenced business operations in February 1995 and was in the early development stage of its operations during fiscal 1995. Net losses were $410,196 and $195,285 for the three months ended September 30, 1996 and 1995, respectively, and were $869,497 and $353,684 for the nine months ended September 30, 1996 and 1995, respectively. The Company expects that expenses during the next several months will increase at a faster rate than net sales as the Company develops the infrastructure required to service an expected higher level of operations. It is therefore, more likely than not that the Company will continue to incur operating losses in the fourth quarter of 1996 and for the first two or three quarters of 1997. The Company expects to report an operating loss for the full year ending December 31, 1996.

Net sales for the three months ended September 30, 1996 totaled $407,315, including $273,043 for service sales and $134,272 for hardware and software sales. A sale of a combined package of hardware, software, and services was made to one customer totalling $143,750 representing approximately 35% of net
sales for the quarter.   Net sales for the three months ended September 30, 1995
were predominantly from two initial customers and totaled $71,720, including $69,689 for service sales and $2,031 for hardware and software sales.

Net sales for the nine months ended September 30, 1996 totaled $975,254, including $709,223 for service sales and $266,031 for hardware and software sales. The sale to the one customer amounting to $143,750 represented 15% of total net sales for this nine month period. The Company does not believe that its business is substantially dependent on any one customer. Net sales for the nine months ended September 30, 1995, were predominantly from two initial customers and totaled $148,332, including $94,986 for service sales and $53,346 for hardware and software sales.

The increase in net sales for the three and nine-month periods in 1996 compared to the similar periods in 1995 were due to the development of the Company's current product and service offerings that were not available in the prior year periods and to a substantial increase in marketing and sales activities in general.

Cost of sales as a percentage of net sales was 66.9% for the three months ended September 30, 1996 and 61.6% for three months ended September 30, 1995. Cost of sales as a percentage of net sales was 66.2% for the nine months ended September
30, 1996 and 81.9% for the nine months ended September 30, 1995.   The Company's
gross profit margin on service sales has fluctuated and has been lower during periods when the Company has hired additional service personnel and incurred other fixed costs in anticipation of future growth. Cost of sales on hardware and software sales are generally higher than on service sales, therefore, the Company's overall gross profit margin is higher during time periods when service sales are a greater percentage of total net sales. The decrease in the cost of sales as a percentage of net sales in the nine month period of 1996 is due to the higher level of service sales in the 1996 period and the fixed costs associated with providing initial services while the Company was in the early development stage during the first nine months of 1995.

Sales and marketing expenses were $203,357 and $25,290 for the three months ended September 30, 1996 and 1995, respectively, and were $395,503 and $49,591 for the nine months ended September 30, 1996 and 1995, respectively. The increases during the 1996 periods were due to the hiring of new sales and
marketing personnel and associated expenditures.   The Company also increased
the promotion and marketing of its MD Gateway and Community Access America products. Sales and marketing expenses also increased during the three months ended September 30, 1996 as the Company continued to hire and train people for the sale of Edify Electronic Workforce products. Because of the potentially long sales cycle for the sale of the Company's products and services, sales and marketing expenses are expected to increase at a faster rate than net sales during the next three to six months resulting in an increased percentage of net sales for these costs.

Product development expenses were $129,826 and $31,824 for the three months ended September 30, 1996 and 1995 respectively, and were $299,388 and $73,891 for the nine months ended September 30, 1996 and 1995, respectively. This increase reflects the continued development of the Company's products and services since commencement of sales in February 1995. Product development expenses during the three and nine month periods ended September 30, 1996 include enhancements to the Community Access America products, continued development work on WebQuest and MD Gateway, and initial feasibility studies on various broadband data transmission products and services. Product development expenses during the nine month period of 1995 included the development of the Company's training courses entitled "The Internet Game" and "The Businessperson's Guide to the Internet" which are primarily being utilized as a
marketing tool to enhance Web development sales activities.   Product
development expenses are expected to continue to increase during the remainder of 1996 as the Company continues to develop the WebQuest and MD Gateway products and investigate the feasibility of other products and services.

General and administrative expenses were $263,969 and $157,773 for the three months ended September 30, 1996 and 1995, respectively, and were $554,445 and $242,961 for the nine months ended September 30, 1996 and 1995, respectively. This increase reflects the continued development of the Company's infrastructure including finance, accounting, business development and investor relations capabilities since commencement of sales in February 1995.

Depreciation and amortization expenses were $30,366 and $7,233 for the three months ended September 30, 1996 and 1995, respectively, and were $56,881 and $13,312 for the nine months ended September 30, 1996 and 1995, respectively. This increase reflects the increase in fixed assets purchased to support higher levels of Web site and Internet Access services as well as to support the growth in the number of employees. During the three months ended September 30, 1996, the Company enhanced its training facility utilized to educate potential customers.

Interest income (expense) was $82,462 during the three-month period ended September 30, 1996 and $106,826 during the nine-month period ending September
30, 1996, and was ($726) for the same periods in 1995.   On completion of the
Company's initial public offering in May 1996, the company paid a portion of its outstanding debt resulting in a reduction of future interest expense and began earning interest income on the invested net proceeds. During 1995, the Company began incurring interest expense related to a capital lease.

Liquidity and Capital Resources

As of September 30, 1996 the Company had cash and cash equivalents of $6,218,315 and net working capital of $6,474,018 due to the completion during May and June 1996 of an initial public offering including the exercise of the underwriters' overallotment option which resulted in net proceeds to the Company of $7,231,981 and the issuance of an additional 1,265,000 shares of common stock. During the nine months ended September 30, 1996, the Company also completed a private placement of common stock that resulted in net proceeds of $403,670 and the Company also received $12,500 from the exercise of stock options.

During the nine months ended September 30, 1996, the Company's investing
activities consisted of the purchase of $314,358 of fixed assets.    These
amounts are primarily comprised of computer equipment, communications equipment and software necessary to provide Internet access and training to host Web sites and to develop Web sites for customers. In addition to these amounts, during the three month period ending September 30, 1996, the Company entered into an operating lease with Norwest Bank in the amount of $305,000 in order to make significant upgrades to its web server, access server, and internet communications capabilities including a state of the art, climate controlled computer room. As part of this lease agreement the Company has interest bearing, restricted cash of $222,693 which will be released over time as lease payments are made. In anticipation of future growth, the Company expects to invest in additional computer equipment, software and office equipment during the remainder of 1996.

The Company's hardware and software inventory of $84,082 as of September, 1996 consists of Edify software licenses purchased by the company for resale and are now being sold as part of its high end interactive Web services as well as hardware and software components of its Community Access America program.

Accounts receivable balances increased from $98,282 at December 31, 1995 to $271,727 on Sepember 30, 1996 due to the increased sales level during the quarter ended September 30, 1996 and a concentration of sales towards the end of the three month period. The Company has $88,403 of interest receivable on September 30, 1996 due to interest earned but not received on Treasury Bills and other short-term investment securities outstanding.

Trade accounts payables as of September 30, 1996 increased to $252,880 from $74,990 as of December 31, 1995 due to the increased level of business activity and associated expenses.

During the nine months ended September 30, 1996, the Company paid $50,814 of short-term notes that were utilized to help finance the Company's operations before the private placement and public offering proceeds were available.

As of September 30, 1996, the Company had deferred revenue of $14,013 resulting from service revenue billed but not earned based on the Company's percentage of completion revenue recognition policy.

The Company incurred an additional capital lease for expanded telephone equipment of $5,441 during the nine months ended September 30, 1996 and also incurred a debt obligation of $30,323 in conjunction with the purchase of hardware and software during March of 1996.

The Company believes that its cash and cash equivalents and working capital are adequate to sustain operations for a minimum of the next twelve-month period. If sufficient cash flow is not being generated at the end of this twelve-month period, the Company will be required to seek additional funds through equity, debt or other external financing. There is no assurance that any additional capital resources, which the Company may need, will be available if and when required, and on terms that will be acceptable to the Company.

Forward Looking Information

Information contained in this report, other than historical information, should be considered forward looking and reflects management's current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: general economic conditions and developments within the Internet and Intranet industries; product development and technology changes; competition and pricing pressures; length of sales cycle; variability of sales order flow; and management of growth.

PART II.-- OTHER INFORMATION
----------------------------

ITEMS 1-5.  NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         (b)  Reports on Form 8-K

              Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 a current report on Form 8-K was filed October 7, 1996 reporting a change in the Company's certifying accountant.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               ONLINE SYSTEM SERVICES, INC.



Date:  November 1, 1996        By  /S/Thomas S. Plunkett
                                   ---------------------
                                    Vice President and
                                    Chief Financial Officer

November 1, 1996

Via EDGAR

Securities and Exchange Commission
450 Fifth Street N.W.
Washington, D.C.  20549

          RE:  Online System Services, Inc.
               Quarterly Report of Form 10-QSB
               for the Quarter Ended September 30, 1996
               Commission File No. 0-28462

Ladies and Gentlemen:

The registrant, Online System Services, Inc. (The Company), first became subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, on May 23, 1996. Enclosed for filing with the Commission via EDGAR is the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.

Very truly yours,

ONLINE SYSTEM SERVICES, INC.


By        /S/Thomas S. Plunkett
          ---------------------
          Vice President and
          Chief Financial Officer

enclosure
cc:       Nasdaq Stock Market
          Nasdaq Regulatory Filings
          1735 K. Street, N.W.
          Washington, D.C.  2006-1500

          Cohig & Associates, Inc.
          6300 S. Syracuse Way, Suite 430
          Englewood, CO  80111

          Gray Plant Mooty
          Attn:  Bruce McPheeters
          3400 City Center
          33 South 6/th/ Street
          Minneapolis, MN  55402

          Arthur Andersen LLP
          Attn:  Michael Berup
          1225 17/th/ St.
          Denver, CO  80202-5531