Form 10KSB
period 1996-12-31
ONLINE SYSTEM SERVICES INC
filed 1997-04-07
CIK 1011901

21

                                       - -


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended                       Commission file number
            December 31, 1996                                 0-28462

                          ONLINE SYSTEM SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                Colorado                                          84-1293864
        (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                       Identification No.)

                        1800 Glenarm Place, Denver, CO               80202
                    (Address of principal executive offices)       (Zip Code)

                     Registrant's telephone number, including area code:
                                        (303) 296-9200
                 Securities registered pursuant to Section 12(b) of the Act:
                                             None
           Securities registered pursuant to Section 12(g) of the Act:
  Units, consisting of one share of Common Stock, no par value and one Warrant
                           Common Stock, no par value
             Warrants for the purchase of Common Stock, no par value

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes  X                                No___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X_].

     Registrant's revenues for fiscal year ended December 31, 1996: $1,445,042

     Aggregate market value of voting stock held by non-affiliates of registrant as of February 28, 1997: Approximately $8,925,313

     Number of shares outstanding as of February 28, 1997: 3,177,995 shares of Common Stock, no par value, and 1,265,000 common stock purchase warrants.

     Documents incorporated by reference: Portions of the registrant's definitive Proxy Statement, for the Annual Meeting of Shareholders to be held on May 20, 1997, to be filed with the Commission, are incorporated by reference in
Part III of this Form 10-KSB.

                                            PART I
Item 1.  DESCRIPTION OF BUSINESS.

General

         Online System Services, Inc. (the "Company" or "OSS") develops, markets and supports sophisticated, high-end World Wide Web ("Web") sites, on the Internet or Intranets, to enable companies to enhance revenues, reduce costs, and improve customer service and communication. A growing number of businesses, associations and other organizations are establishing Web sites as a means to communicate internally with employees and externally with customers, prospective customers and other constituents. Many Web sites have been used initially only for one-way communication such as marketing or advertising through online product brochures. The Company differentiates itself by offering high quality, highly functional, sophisticated Web sites that allow for interactive communication and automated processing of information. Businesses can enhance revenues by using Web sites to conduct online commerce, such as interactive catalog sales. Businesses can also reduce costs by using Web-based technologies to automate help desk and other service functions that have historically been staffed with operators who require training and who may handle hundreds of calls each day. Interactive, sophisticated Web sites for employee and customer service functions can reduce staffing and training costs, and improve service by providing faster response time and more complete and current information. Businesses can also readily track usage of Web sites as a means to focus marketing efforts and improve service.

        The Company also develops and markets sophisticated Web sites that are targeted to specific industry segments. The first industry segment targeted by the Company is the healthcare industry, for which standard and custom Web sites and an integrated network or "marketspace" called "MD Gateway" have been developed. In addition, the Company markets and supports "Community Access America," a turnkey package of hardware, software, documentation, and marketing and technical assistance that enables a local cable company, telephone company, newspaper or other entity to provide Internet access and Web site development to smaller non-urban communities.

         Since commencing operations in February 1995, the Company has built its expertise through the development of Web sites for companies, primarily in the Denver, Colorado area. The price for each of these Web sites ranged from approximately $1,500 to $150,000. The Company has sold five Community Access America packages as of February 28, 1997, and has developed two Internet training seminars used to establish business contacts for other OSS products and services. In January 1997, OSS introduced new products for the continuing medical education market at the Alliance for Continuing Medical Education tradeshow and has recently introduced a new enhancement for the Community Access America product which is specifically designed for the cable and wireless television industry. The Company is also designing and developing WebQuest, an interactive Web site design method that allows the Company to provide its customers a more effective and collaborative design process.

The Internet and Intranet

        The Internet is a global web of computer networks. Developed over 25 years ago, this "network of networks" allows any computer attached to the Internet to talk to any other using Internet protocols. Individuals connect directly to the Internet through Internet Service Providers ("ISPs"). The rapid growth in popularity of the Internet is in large part due to the increasing availability of user-friendly navigational and utility tools designed to enable easier access to the Internet; continued penetration of computers and modems into U.S. households; the growth of Internet applications and the awareness of those applications; and the emergence of the World Wide Web.

         The Web is the term commonly used to describe the network of services and information available on the Internet. This technology uses Web browser software that allows non-technical users to exploit the capabilities of the Internet. The Web enables users to find, retrieve and link information on the Internet with easy to use graphical interfaces. The term "Web site" is commonly used to describe the computer screen layouts and the file server computer that are accessible by users of the Web. A Web site typically has a collection of "Web pages" which may contain text, graphics, pictures, sound, animation, video or other multi-media content.

        The Intranet is a term used to describe the implementation of Internet technologies within a corporation or business organization, rather than for external connection to the global Internet. The Intranet infrastructure similarly enables employees using personal computers and Web browser software to access and interact with a broad range of information sources within their company, independent of physical location and underlying computer design.

Web Site Development and Maintenance

        The set up and operation of a Web site requires a computer file server, software resident on that file server and dedicated telephone communication access to the file server. The file server is given an Internet or Intranet address for each of the Web sites located on that server. When an Internet or Intranet user enters that address, they are then connected to that customer's file server where the resident Web pages are located. Once connected, the user can view and interact with the information and content of the customer's Web pages. Most of the Company's customers elect to have the file server for their Web site located at the Company's facilities. A customer may elect to purchase their own file server and software, either directly or through the Company, or use one of the Company's file servers. If a file server for a customer is located at the Company's facilities, the Company will, as a part of its maintenance services, correct problems and make periodic updates to the Customer's Web pages. The Company generates net sales through the sale of design and consulting services for Web site development, mark-ups on computer hardware and software sold to customers and maintenance fees charged to customers to maintain computer hardware and Web sites. The Company provides prospective customers a quote which includes the applicable equipment, software and communication access pricing, and the price for the Web site development and maintenance services desired by the prospective customer. Criteria for pricing these services include the number of Web pages, and their complexity, the amount of custom programming to be done by the Company, an estimate of the time to be incurred and competitive conditions in the customer's industry. As a marketing strategy and way to enhance revenues, the Company intends to negotiate cost savings arrangements with selected customers. Under these arrangements, the Company would receive as part of its pricing a percentage of the customer's cost savings derived from its Web site.

        Web sites vary significantly in their complexity and interactivity. A simple Web site may have only text in outline form. More complex sites may have colored text, graphics, pictures, sound, animation, video or other multi-media content. A limiting factor on the content for a site is that as sites get more complex, significantly more data must be transmitted, making transmission speed an issue. The speed at which a user can access a Web site will vary based on the user's modem speed or type of connection to the Internet or Intranet. As the availability of increased transmission speeds grows, more complex presentations of information will become practical at Web sites. Web sites may also vary in their level of interactivity with the user. Many Web sites are for inquiry only while others allow the user to interact with, enter and process information. A properly designed Web site shares many attributes of the telephone, namely, widespread connectivity, widespread access to services, and a simple, easy-to-use interface. However, because of the computer keyboard and screen, a Web site has the added capabilities of communicating text, graphics, pictures, animation, video or other multi-media content.

        The Company designs and implements Web sites ranging from basic inquiry-only sites to complex, interactive sites capable of providing online commerce, database integration and manipulation, sophisticated graphics, animation and other multi-media content. The Company also serves as a value-added reseller of software capable of allowing the Internet or Intranet user to use self-service applications such as the online purchase of products or services, product warranty and support, employee benefit enrollments and other applications.

        The Company demonstrates to a potential client how a Web site can increase sales by providing a cost effective way to market its products to consumers; or decrease costs by providing a more efficient way of processing information. The Company can offer such companies a pricing structure that minimizes up front costs and allows the Company to share in a percentage of the customers' increased revenues or cost savings. Internet and Intranet technologies are well-suited for tracking the number of Web site transactions as a means to determine added revenues and savings.

        The Company has developed a structured process for the design of Web sites. During the initial phase of a design, the Company's Web developers meet with representatives of the business customer to discuss the current methods for serving employees, suppliers, customers or other targeted constituents. The Company designs sites and

Web page layouts as a logical extension of the customer's current business methods for serving targeted constituents. When appropriate, the Company uses its specialized designers who are experienced in Web graphics, animation and other multi-media content applications. Prices for low-end Web site designs, without added software, currently range from $5,000 to $50,000, depending on the complexity of the design and implementation of the site. The Company focuses on high-end Web site development that uses leading edge software. Prices for high-end Web sites range from $100,000 to $500,000 or more.

        WebQuest. The Company is developing an interactive design process called WebQuest to expedite the design of Web sites and to allow customer representatives to participate in the design at the Company's facility and by remote computer access. Using WebQuest, the Company's designers and customer representatives work together on computerized sketches of each Web page. The WebQuest concept allows large-screen viewing and simultaneous design and editing of the Web site by local participants and up to 32 remote participants. At the end of a design session using WebQuest, the customer's participants receive a printed "storyboard," which shows the design and content of the Web pages. The storyboard includes the concept sketches made by OSS' design artists using WebQuest. The Company believes its WebQuest system significantly increases the quality and efficiency of Web site development.

        Value Added Resale of Leading Edge Web Site Software. The Company incorporates leading edge software in its Web site development. In March 1996, the Company entered into a non-exclusive value-added reseller agreement with Edify, which allows the Company to use and sublicense to OSS customers the Edify "Electronic Workforce" software. Electronic Workforce incorporates intelligent software agents, which are independent software modules that allow a user on the Web to interact with a company's existing databases and that allow interaction with Web browsers, telephones, facsimiles, e-mail and alphanumeric pagers. Electronic Workforce easily allows for the exchange of information from a variety of sources including mainframes, client-server environments and relational databases. Electronic Workforce currently runs with the IBM OS/2 operating system. Electronic Workforce operates on a stand alone file server, using the IBM OS/2 operating system, that can easily be connected to other hardware platforms and operating systems. Thus, the IBM OS/2 operating system is not a significant limiting factor. According to Edify, use of Electronic Workforce with the Windows NT operating system is currently under development by Edify. Electronic Workforce includes a visual, object oriented environment that enables rapid development of business applications. The initial types of cross-industry business applications targeted by the Company for Web site development using Edify's Electronic Workforce include the online purchase of products or services, customer service applications and human resource functions.

        Edify Corporation is based in Santa Clara, California. Edify was established in 1989 to develop, market and support software that enables organizations to provide automated services accessed by consumers, employees and business partners. When the Company designs and implements an Internet or Intranet business solution using Edify's Electronic Workforce, the Company obtains the software from Edify and pays Edify a license fee. The Company sublicenses the Edify software to OSS customers for a sublicense fee determined by the Company. The sublicense fee includes the Company's markup and may vary depending on the size of the project and the number of software modules. Customers who sublicense Edify software from the Company also are expected to pay the Company fees for ongoing software maintenance and support services. The sublicense agreement between the Company and its customers must contain required terms that protect Edify's proprietary interests in the software. The Company is required to pay Edify a quarterly maintenance and support fee based on a percentage of the cumulative product fees paid to Edify. Edify provides software updates and support to the Company, but Edify is not responsible to provide updates or support directly to the Company's customers. Since the Company's agreement with Edify is nonexclusive, Edify and other Edify resellers can compete with the Company for Web site development projects.

        The agreement with Edify required payment of a one time nonrefundable fee of $100,000. The $100,000 one time fee includes the purchase of $60,000 of Edify products to be resold to OSS customers. The agreement has an initial term of 15 months which may be renewed for 12 months if agreed to by Edify. As of February 28, 1997, the Company had purchased $165,210 of Edify products, which includes the $60,000 balance of the one time fee and had sublicensed Edify software to one OSS customer. The Company plans to use other software products and solutions in the future to support its Web site design and development services.

        Internet Access and Web Site Customers. In February 1997, the Company had approximately 350 subscribers for Internet access in the Denver Metropolitan area through the Company as their ISP. As of February 28, 1997, the Company had designed Web sites for 80 customers that are maintained at its Denver facility. Four of the Company's larger Web site customers include INVESCO Funds Group, Inc., a national mutual fund company; Echostar Communications Corp., a direct broadcast satellite company; Ciba-Geigy, Ltd., a multinational chemical, pharmaceutical and agriculture company; and KCNC News4 Television, a CBS station, in Denver, Colorado. The Web site for KCNC News4 Television uses sophisticated features including video from the station's "City Cam" network and real time weather maps.

        Web Site Maintenance. If a customer chooses to locate its Web site on one of the Company's computer file servers, the Company will maintain the file server and make periodic updates to the customer's Web pages for a monthly fee. The monthly fees currently range from $100 to $750 or more, depending on the amount of storage used on the file server and the complexity of the Web page updates.

        Training. The Company currently offers two Internet training seminars at the training facility located at its principal offices. The Internet Game is an introductory four-hour hands-on training seminar that uses computers for the participants and incorporates interactive learning techniques. This course is designed to teach people about the Internet, how to connect to it, and how to use basic e-mail and Web browsers. This course was designed by Creative Learning International ("CLI") and the Company pays CLI a royalty of 5% of the revenues derived from the fees for this course. The Business Person's Guide to the Internet is a four-hour seminar that focuses on how the Internet is used to conduct various business activities. The Company also provides custom corporate Internet and Intranet training. The Company has also developed a custom version of The Internet Game, called "The Medical Internet Game," especially for physicians.

Healthcare Market

        The Company has selected the healthcare market as a major business focus, with an emphasis on Internet-based medical education and information. The healthcare market is being driven by rapid growth; pressure to control costs; industry consolidation and fundamental market structure changes; increased complexity of medical knowledge and technology; and competitive pressure on physicians and other healthcare professionals. The Company believes that Internet-based products and services can assist clients to increase revenues, control costs and improve the quality of healthcare.

        The Company offers Internet-based products designed to help physicians and other healthcare professionals obtain access to timely and mission-critical education and information via the Internet. At a customer's Web site, physicians may choose from a variety of educational opportunities, view content samples, access course content, take an online test, and receive CME credit. The Company expects to generate revenues in the healthcare market from providing Internet services to CME providers and by the development of Web sites. In January 1997, the Company introduced new products for the CME market at the Alliance for Continuing Medical Education tradeshow. Internet products are directed to the needs of communications companies, managed care organizations, pharmaceutical firms, hospitals, physicians and other users and providers of medical education.

        MD Gateway, introduced last year as a marketspace for medical information and education, complements the Company's product strategy. The site functions as a central clearing house for education and information about conferences, associations, relevant sites and other useful content. This marketspace integrates the professional and educational needs of physicians with the unique interests of professional associations, multi-media publishers, managed care organizations and pharmaceutical and medical device companies.

        The Company has a joint development and marketing arrangement with Charles Spickert and Medical Education Collaborative ("MEC"). MEC is a nonprofit medical education firm founded by Mr. Spickert in 1988 and is a nationally accredited provider of continuing medical education credits for physicians. Mr. Spickert has worked in continuing medical education for over 15 years. The Company has granted to Mr. Spickert options for the purchase of 50,000 shares of Common Stock with an exercise price of $0.50 per share.

        MEC routinely receives grants from private industry, including grants from medical device and pharmaceutical companies for medical education services performed by MEC. MEC plans to use Web-based technologies for some of these services. MEC may subcontract with the Company for Web site development services that are to be performed under one or more grants. As part of the joint development and marketing arrangement with MEC and Mr. Spickert, the Company has agreed to perform Web site development services as a vendor to MEC.

        On November 11, 1996, the Company entered into an agreement with Telemedical Systems Integration, Inc. ("TMED") to work with the Company to design and market online-interactive medical information and educational products and services to the health-care industry. The agreement is for a period of three years, subject to earlier termination in certain events, and provides that TMED will perform consulting services for the Company valued at up to $225,000 ($80,000 of which had been advanced as of February 28, 1997) and will be paid a commission on sales completed by TMED. TMED will serve as the Company's primary sales group for its healthcare products, including the recently introduced CME products. The Company has also agreed to grant TMED an option to purchase up to 28,000 shares of the Company's common stock at a purchase price of $3.57 per share.

        Many online and Internet-based systems exist or are under development by different companies to serve the needs of the healthcare industry. The Company expects to differentiate its healthcare offerings by combining its ability to develop highly functional, sophisticated Web sites that allow for interactive communication and automated processing of information with the resources of industry specialists, such as MEC.

Community Access America

        The market for providing Internet access services has been growing rapidly, with many competing ISPs in urban markets. The Company believes that currently only a few of the ISPs operate in non-urban markets with populations from 10,000 to 200,000 within a local calling area. If a person in that market desires to purchase Internet access but there is no ISP in that person's local calling area, that person generally would incur long distance charges when obtaining Internet access unless access could be purchased on a competitive basis from a long distance carrier such as AT&T Corp. ("AT&T"). The Company believes there is currently an opportunity for providing ISP services in non-urban markets, which will allow consumers in those markets to purchase Internet access without incurring long distance charges. OSS believes there is an additional opportunity in non-urban markets for ISPs to set up local Web sites with content and advertising space sold to local businesses in those markets.

        The Company has developed an Internet Service Provider package called "Community Access America" to offer a turnkey Internet "Point of Presence" to local cable, telephone and newspaper companies in non-urban markets with populations from 10,000 to 200,000. The Company has sold five Community Access America packages as of February 28, 1997. The package is designed to add a new layer of revenues for the local companies' existing subscriber base. Especially developed for non-urban areas, Community Access America provides the local community a link to the Internet and World Wide Web for local and international information, entertainment and news. The turnkey package includes the hardware, software, documentation, and marketing and technical assistance that an operator requires to become an ISP and Web developer. The Company assists with initial installation and setup of the system for a fixed fee, and sells or may lease the required equipment to the ISP operator. The ISP solicits subscribers and pays for Internet access in its local calling area under a contract between the ISP and MCI, Sprint or other provider of Internet backbone services. The ISP's customers use their computer modem to dial a local number to connect to the ISP's equipment that has a digital access line serving as the link to the Internet. The Company contracts with ISP operators to provide the turnkey package, for a price which includes the Company's margin, and to provide continued marketing and technical assistance in exchange for a service fee and a share of the ISP's gross revenues.

        The Company believes that the Community Access America program offers a local ISP the benefit of a turnkey package that can be readily geared to advertising by local businesses. The Community Access America program also includes the Company's proprietary software for use with billing Internet access. The Company is targeting local cable companies, telephone companies and newspapers as prospective ISPs. These types of businesses already have an existing base of consumer and advertising customers but often do not have experience with the Internet or Web-based technologies. The Company's turnkey package provides the necessary hardware, software, training and support required for providing quality Internet access services and local Web site development. The Company believes that the end users of Internet access will have an interest in the Community Access America program because it eliminates long distance toll charges for Internet access, supports the local community and is a source for local information and advertising.

        The Company has recently introduced a new enhancement for the Community Access America product under the name "Cable Access America" which is specifically designed for the cable and wireless television industry. The enhancement uses hybrid cable modems to deliver data at high speeds to customers while using conventional telephone modems to send data from the customer to the Internet. For cable operators, hybrid cable modems do not require costly system upgrades in their existing plant to be performed in order to offer data services. This enables cable operators to provide customers with high-speed data transmission where it is most needed, from the Internet to the customer's computer, while keeping costs down for the cable operator.

        The initial capital investment for an ISP operator purchasing the Community Access America package ranges from approximately $33,000 to $70,000 or more, depending on the size of the equipment. The equipment is sized based on the number of anticipated subscribers. The ISP operator determines the fees payable by a subscriber. Those fees can range from approximately $10 per month for a few hours of Internet access to several hundred dollars per month for high speed access by a frequent user.

        In addition to providing Internet access, Community Access America provides the local ISP training and software to assist the ISP operator with the design and implementation of Web sites for the local ISP area. The Company has developed an interactive Web site available to all ISP operators participating in Community Access America to provide them with continued assistance and support.

Trademarks and Proprietary Protection

         The Company has applied for federal registration of the trademarks "Community Access America", "WebQuest" and "MD Gateway" and "The Virtual Salesforce." The Company does not believe that its current products or services are patentable. The Company plans to rely on a combination of copyright, trade secret, trademark laws, and nondisclosure and other contractual provisions to protect its proprietary rights. As a part of its confidentiality procedures, the Company generally enters into with its officers and employees written nondisclosure and nonsolicitation agreements which restrict the use and disclosure of proprietary information and the solicitation of customers for the purpose of selling competing products or services. The Company has not entered into noncompetition agreements with its officers, directors or employees. Because the policing of proprietary rights may be difficult and the ideas and other aspects underlying the Company's products and services may not in all cases be protectable under intellectual property laws, there can be no assurance that the Company can prevent competitors from marketing the same or similar products and services. In addition, competitors may independently develop products and services that compete with the Company.

Competition

        The market for Internet and Intranet products and services is highly competitive and the Company expects that this competition will continue to intensify in the future. The Company's current and prospective competitors include many companies that have substantially greater financial, technical, marketing, and other resources than the Company. Increased competition could result in price reductions and increased spending on marketing and product development. Any of these events could have a material adverse effect on the Company's financial condition and operating results. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition, and results of operations.

        There are many nationally known companies and regional and local companies across the country that are involved in Internet and Intranet applications, including the development and support of Web sites, and the number of competitors is growing. Andersen Consulting LLP and Electronic Data Systems Corporation are large custom software developers, integrators and resellers whose services include a broad range of Internet and Intranet applications. In addition, many of the Internet access providers also provide Web site development services. The Company believes that in most urban markets there are growing numbers of software and consulting firms that provide a wide range of Web site design and support services. Competitors in the Denver market include Eagle River Interactive, Inc., Navidec, Inc., Rocky Mountain Internet and SuperNet, Inc. The Company will also compete with the internal information system departments of prospective customers who are choosing whether to outsource design and support or retain or develop that function in-house.

        In the market for Internet and Intranet business solutions that use self-service applications such as Edify's Electronic Workforce, competitors include systems integrators and potential customers' internal information system departments. Since the Company's reseller agreement with Edify is nonexclusive, the Company competes with Edify and other resellers of Edify products. In the future, the Company expects competition from Netscape Communications Corporation, Microsoft and others to increase. The Company also expects database vendors such as Oracle Systems Corporation, Sybase, Inc. and Informix Corporation to provide many of the capabilities needed in the development of the Internet and Intranet self-service applications. Where appropriate, the Company plans to serve as a value-added reseller of other software products that are complementary or alternatives to the Edify products.

        Many online and Internet-based services for the healthcare industry exist or are under development by various organizations. Intense competition could jeopardize the success of the Company's healthcare product offerings.

        Individuals and businesses connect directly to the Internet through Internet Service Providers, including MCI Telecommunications Corporation ("MCI"), AT&T, Sprint Corp. ("Sprint"), Microsoft, NETCOM On-Line Communications Services, Inc. ("NETCOM"), Performance Systems International, Inc. ("PSINet"), UUNET Technologies, Inc. ("UUNET"), Bolt Beranek & Newman Inc. ("BBN") and others. There are also many local ISPs providing Internet access principally in urban markets. These companies are competitors to OSS, which provides Internet access services in the Denver Metropolitan area market. Internet access services are growing nationwide as easy-to-use software packages make accessing the Internet as easy as getting to the popular online services. To compete with these direct Internet access providers, consumer online services including America OnLine, Inc. ("AOL"), CompuServe, Inc. ("CompuServe"), and Prodigy Services Co. ("Prodigy"), have Internet access gateways for their existing subscribers. With these gateways, the online services effectively become large Internet "on-ramps" bringing large numbers of subscribers onto the Internet.

        In the Denver market, the Company competes with nationally known and local ISPs for Internet access, including MCI, AT&T, Microsoft, NETCOM, PSINet, UUNET, as well as Rocky Mountain Internet and SuperNet Inc. Ameritech has partnered with Concentric Networks Corporation to sell, primarily to independent telephone companies, Internet access in non-urban markets. Management believes that the Community Access America pricing structure is currently more advantageous to potential ISP's than the Ameritech program. The Company expects that competition with its Community Access America program will grow as the large urban markets for Internet access begin to mature and the large ISPs look to open smaller markets. The Company is aware of at least one company which has developed a program which competes with OSS's Cable Access America product.

Government Regulation

        The Company's products and services pertaining to Web site content and development are not currently subject to direct regulation by the Federal Communications Commission or any other federal or state agency, other than regulations applicable to businesses generally. Changes in the regulatory environment relating to the Internet content or connectivity industries, including regulatory changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies or others, could have a material adverse effect on the Company's business. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on its business.

Employees

        At February 28, 1997, the Company employed 42 people, all of whom are full time employees.

        The directors and executive officers of the Company are as follows:

Name                    Position

R. Steven Adams        President, Chief Executive Officer and a  Director
Thomas S. Plunkett     Chief Financial Officer
Robert M. Geller       Secretary and a Director
Paul H. Spieker        Vice President-Technical Operations and a  Director
D. Kent McBride        Vice President-Learning and Performance
William Eager          Vice President-Web Services
Vincent D.Bradshaw     Vice President-Sales
Robert J. Lewis        Director
H. Robert Gill         Director
Richard C. Jennewine   Director


 ........R.  Steven  Adams,  founder  of OSS,  has  served  as  President,  Chief
Executive Officer and a director since the Company's incorporation in March 1994. From 1985 to 1994, Mr. Adams was President-Sheridan Hotel Management, a full service hotel management company. Mr. Adams was the creator and founder of HotelNet, which was an online information system for the hospitality industry.
Mr.  Adams'  experience   includes  software   development,   personal  computer
manufacturing and management of online information systems.

 ........Thomas S. Plunkett, has served as Vice President-Chief Financial Officer of the Company since October 1996. From 1995 to 1996 Mr. Plunkett was the Vice President of Business Management at Maxtor Corporation, a manufacturer of disk drives. From 1994 to 1995 Mr. Plunkett was the Vice President of Operations for Hi-Tech Manufacturing, an electronic manufacturing services company. From 1992 to 1994 he was a Controller at Conner Peripherals, a manufacturer of disk drives. From 1989 to 1992, Mr. Plunkett served as Vice President and C.F.O. of
Discovery  Technologies,   a  manufacturer  of  high  resolution  medical  image
transmission equipment.  Prior to joining Discovery  Technologies,  Mr. Plunkett
held  various  senior  operations  and  financial   management   positions  with
Miniscribe Corporation from 1982 to 1989.

 ........Robert  M. Geller,  has been a director and  corporate  secretary of the
Company since May 1995. He also served as Vice President-Chief Financial Officer of the Company on a one-half time basis from May 1995 to October 1996. Mr. Geller currently provides services to the Company on a part time basis. From 1986 to the present, Mr. Geller has been President of The Growth Strategies Group, a consulting company specializing in board and executive services for emerging growth companies. Mr. Geller is a director of Integral Peripherals, Inc., a privately held manufacturer of computer disk drives; Renaissance Entertainment Corporation, a publicly held owner and operator of renaissance fairs; and Armanino Foods of Distinction, Inc., a publicly held producer of Italian foods.

 ........Paul  H. Spieker,  has been Vice  President-Technical  Operations of the
Company since February 1995. From 1992 to 1994 Mr. Spieker was President of Business Regulatory Coalition-Colorado, a public affairs company responsible for policy formulation and activities primarily dealing with regulatory matters representing companies before the Colorado Public Utilities Commission. From 1991 to 1994, he was a private consultant primarily for businesses in voice and data communications. From 1990 to 1991, Mr. Spieker was President of Developers Cable Construction, a startup company providing contract construction services for residential developers and local telephone and cable companies. From 1987 to 1990, Mr. Spieker was employed by Volt Information Sciences, Inc., a New York based telecommunications company. Mr. Spieker was employed by U S WEST Communications, Inc. and its predecessor from 1966 to 1987 and served in several senior management capacities, including the head of the strategic business unit which served large telephone customers in a seven state territory.

 ........D. Kent McBride, has been Vice President-Learning and Performance of the
Company since December 1995 and served as Vice President of Business Development from May 1995 to December 1995. From May 1994 to May 1995, Mr. McBride was an independent consultant and developed and delivered accelerated learning classes for clients ranging from nuclear power plants to the U.S. Air Force and the Colorado Department of Revenue. From January 1993 to May 1994, he was employed by The Boulder Center of Accelerated Learning, a training firm based in Boulder, Colorado. From October 1992 to January 1993, he was a software and training consultant.

Mr. McBride served as customer service manager for the Association of Brewers, a publisher for the home and micro brewing industries, from May 1992 to October 1992. From March 1991 to May 1992, he was a consultant to industry for team building and personal leadership.

 ........William Eager, has been Vice President-Web Services of the Company since
March 1995. From 1990 to 1995, Mr. Eager was an author publishing for Prentice Hall Publishing and Que Corporation. During that time Mr. Eager wrote seven books on the Internet and electronic communications. Mr. Eager is the author of the book "Using the World Wide Web," published in 1994 by Que Corporation. From 1987 to 1990, he was Director-Corporate Communications for BASF Corporation, an electronic media company. Mr. Eager provides his full time services to the Company and without restriction from any publisher. If Mr. Eager elects to author additional books, he would do so on his own time. The Company believes it benefits from Mr. Eager's reputation as an author in the Internet and technology application fields.

 ........Vincent  D. Bradshaw,  joined the Company as Director-Sales in June 1996 and was promoted to Vice President-Sales and made an officer of the Company in September 1996. From May 1993 to May 1996, he was Director of Business Development for Source One Management, Inc., a privately held Denver based company in the business of providing technical operations management and engineering services. From 1987 to 1996, Mr. Bradshaw was an independent, Denver based marketing and business consultant, doing business as Foresight Business Services. As a consultant, he provided marketing and business operations advice to a number of private and public companies. From May 1981 to December 1986, Mr. Bradshaw was employed by Mountain Bell and its parent company US West Inc. in different sales positions leading to his being named Vice President-Federal Services from 1985 to 1986. From August 1960 to April 1981, he held progressive technical operations, engineering and sales/marketing positions with AT&T Company in several eastern states. Mr. Bradshaw is currently a business advisor with the Boulder Technology Incubator, a not-for-profit corporation that assists fledgling inventors and firms in marketing their technologies.

 ........Robert J. Lewis, has been a director of the Company since February 1995.
Mr. Lewis retired in October 1995 after having spent 37 years in the cable television industry as an owner and developer of cable systems and senior
executive  with  several  cable  television  companies.   From  1987  until  his
retirement, Mr. Lewis was employed by TCI Telecommunications, Inc. ("TCI"), one of the largest cable television companies in the United States. Mr. Lewis served as a Senior Vice President of TCI from 1991 to 1993 and as a Senior Advisor to TCI from 1993 until his retirement.

 ........H.  Robert Gill,  has been a director of the Company  since August 1996.
From April 1996 to the present, Mr. Gill has been the President of The Topaz Group, a consulting company offering board of director services to high technology, emerging growth public and private corporations. From March 1995 to March 1996, Mr. Gill was the Senior Vice President and President, Enhanced Products Group for Frontier Corporation, a telecommunications company. From January 1989 to March 1995 he was President, Chief Executive Officer and a director or Confer-Tech International, Inc. Mr. Gill is a director of TOPRO, Inc., a systems integration company offering equipment and services to a variety
of  growth  manufacturing  industries,   QualMark  Corporation,  a  provider  of
accelerated Life testing equipment and services, MOSAIX, Inc., a marketer of inbound and outbound call center systems and services, and Spatial Technologies, Inc., a developer and marketer of three dimensional modeling software for CAD applications.

 ........Richard C. Jennewine,  has been a director of the Company since November
1996.   From   September   1995  to  the  present,   Mr.   Jennewine   has  been
President-International Operations and Regional Manager-Western Operations for Computer Aid, Inc. a leader in strategic outsourcing and information services consulting. From December 1991 to February 1995, Mr. Jennewine served as the Senior Vice President of the CONCORD Group, a privately held entrepreneurial group of 40 significant international enterprises. From January 1994 to February 1995, he served as the President of the Concord Trading Corporation, a company focusing on trading and business ventures in Asia, Russia, the Middle East and South America. Prior to these positions, Mr. Jennewine spent 26 years with IBM Corporation, including startup operations in mainland China. Mr. Jennewine is a director of Easter Seals of Colorado and is a member of the Corporate Management Committee of Computer Aid, Inc.

 ........Mr.  Geller  currently  provides  services to the Company on a part-time basis. All of the other officers of the Company are full time employees of the Company. There are no family relationships among any of the directors or executive officers of the Company.

Item 2.  DESCRIPTION OF PROPERTY.

 ........The  Company's  principal  offices are located in  approximately  12,600 square feet of space in Denver, Colorado, leased for a period of three years ending on September 30, 1999. The current base monthly rental is $13,657. The spouse of R. Steven Adams, President, Chief Executive Officer and a director of the Company, is an officer of the firm which manages the building where the Company's principal offices are located.

Item 3. LEGAL PROCEEDINGS.

 ........Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 ........Not applicable.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS.

         The number of record holders of the Company's Common Stock ("Common Stock") and Common Stock Purchase Warrants ("Warrants") on February 28, 1997 was 64 and 8, respectively. The Company estimates that the number of beneficial owners of the Common Stock on February 28, 1997 exceeded 1,200. Prior to May 23, 1996 there was no public trading market for the Common Stock and Warrants. Since May 23, 1996, the high and low sale prices for the Common Stock and the Warrants as reported on the Nasdaq Small Cap Market are shown in the table below, based on information provided by the Nasdaq Stock Market. These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                                   COMMON STOCK               WARRANTS
                             -------------------------   ----------------------
          Quarter Ended         High          Low        High          Low

          1996
          June 30             11-1/4        5-5/8           3           7/8
          September 30         6-1/4        3-1/8       1-1/2           1/2
          December 31          5-1/8        3-1/4         7/8           3/8

        The Company has never paid a cash dividend on its Common Stock. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, capital requirements and financial condition.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

General

        The Company develops, markets and supports sophisticated, high-end Web sites for customers' use on the Internet or Intranets. The Company generates revenues through the sale of design and consulting services for Web site development, resale of software licenses, mark-ups on computer hardware and software sold to customers, maintenance fees charged to customers to maintain computer hardware and Web sites, license fees based on a percentage of revenues from the Community Access America program, training course fees, and monthly fees paid by customers for Internet access provided by the Company in the Denver market. The Company commenced sales in February 1995, and was in the development stage through December 31, 1995.

Results of Operations

         The following table sets forth for the periods indicated the percentage of net sales by items contained in the statements of operations. All percentages are calculated as a percentage of total net sales, with the exception of cost of services and cost of hardware and software which are calculated as a percentage of service sales and hardware and software sales, respectively.

                                                     For the Twelve Months Ended
                                                             December 31
                                                     ---------------------------
                                                         1996      1995
                                                         ----      ----
Net Sales:
  Service sales                                          77.9%     59.4%
  Hardware and software sales                            22.1%     40.6%
                                                         -----     -----
    Total net sales                                     100.0%    100.0%

Cost of sales:
  Cost of services (as percentage of service sales)      63.7%     70.3%
  Cost of hardware and software (as percentage of
  hardware and software  sales)                          72.8%     83.4%
                                                        -----     -----

    Cost of sales                                        65.7%     75.6%
                                                        -----     -----

Gross Margin                                             34.3%     24.4%
                                                        -----     -----

Operating expenses:
  Sales and marketing expenses                           43.8%     21.2%
  Product development expenses                           32.0%     20.1%
  General and administrative expenses                    61.8%     98.7%
  Depreciation and amortization expense                   7.4%      5.3%
                                                        -----     -----
    Total operating expenses                            145.0%    145.3%

Loss from operations                                   (110.7%)  (120.9%)

Net Loss                                                (98.3%)  (121.2%)

Twelve Months Ended December 31, 1996 and 1995

        Net sales for the twelve months ended December 31, 1996 total $1,445,042, including $1,125,617 for service sales and $319,425 for hardware and software sales. This represents an increase of 263.3% above 1995 net sales of $397,756, which consisted of $236,412 for service sales and $161,344 for hardware and software sales. Net sales for the 1995 period were predominantly from two initial customers. In 1966, one customer accounted for sales in excess of 10% of net sales. The increase in sales for the 1996 period, compared to 1995, was due to the expanded development of the Company's product and service offerings and to a substantial increase in marketing and sales activities in general.

        Cost of sales as a percentage of net sales was 65.7% for the 1996 period and 75.6% for the 1995 period. The Company's gross profit margin on service sales has fluctuated and has been lower during periods when the Company has hired additional service personnel and incurred other fixed costs in anticipation of future growth. Cost of sales on hardware and software sales are generally higher than on service sales. Therefore, the Company's overall gross profit margin is higher during periods when service sales are a greater percentage of total net sales. The decrease in the cost of sales as a percentage of net sales in the twelve-month period of 1996 is due to the higher percentage of service sales in the 1996 period, compared to the 1995 period, and the higher relative fixed costs associated with providing initial services during 1995.

        Sales and marketing expenses were $633,025 for the 1996 period and $84,444 for the 1995 period. Sales and marketing expenses as a percentage of net sales increased from 21.2% in 1995 to 43.8% in 1996. The increase in dollars spent, as well as the increase as a percentage of net sales during the 1996 period, were due to the hiring of new sales and marketing personnel and associated expenditures. The Company also increased the promotion and marketing of its MD Gateway and Community Access America products and services. Because of the potentially long sales cycle for the Company's products and services, and the recent introduction of new products and services in the healthcare and Community Access America areas, sales and marketing expenses are expected to increase at a faster rate than net sales during the next several quarters, resulting in an increased percentage of net sales for these expenses.

        Product development expenses were $462,108 for the twelve months ended December 31, 1996, compared to $79,760 for the 1995 period. Product development expense as a percentage of net sales increased from 20.1% in 1995 to 32.0% in 1996. The increase in these expenses, as well as the increase as a percentage of net sales during the 1996 period, reflects the continued development of the Company's products and services. Product development expenses during the 1996 period include enhancements to the Community Access America products with an emphasis during the fourth quarter on a line of new offerings targeted at the cable industry, continued development work on WebQuest, an interactive design process intended to expedite the design of Web sites, and initial feasibility studies on various broadbanned transmission products and services. During the fourth quarter of fiscal 1996, the Company also developed a group of Web-based products and services targeted to continuing medical education ("CME") providers. Product development expenses during the 1995 period included the development of the Company's training courses entitled "The Internet Game" and "The Business Person's Guide to the Internet" which are primarily being utilized as marketing tools to enhance Web development sales activity and the initial development of the Community Access America products and services. Product development expenses are expected to continue to increase during fiscal 1997 as the Company continues to develop the Community Access America and CME products and services and investigates the feasibility of other product offerings.

        General and administrative expenses were $892,799 for the twelve months ended December 31, 1996, compared to $392,600 for the 1995 period. General and administrative expenses as a percentage of net sales decreased from 98.7% in 1995 to 61.8% in 1996. The dollar increase reflects the development of the Company's general and administrative infrastructure, including finance, accounting, business development and investor relation capabilities, as well as additional expenses related to being a public company. The expenditures as a percentage of net sales decreased during 1996 compared to 1995 as a portion of the general and administrative infrastructure expenses represents fixed costs that do not increase at the same rate as increases in net sales.

        Depreciation and amortization expenses were $106,814 for the twelve months ended December 31, 1996, compared to $20,936 for the 1995 period. This increase reflects the increase in fixed assets and equipment to support higher levels of Web site and Internet access services, as well as to support the growth in the number of employees. During 1996, the Company enhanced its training facility utilized to educate potential customers.

        Other income (expense) was $179,192 during the twelve-month period ended December 31, 1996, compared to ($1,479) for the 1995 period. Upon completion of the Company's initial public offering in May 1996, the Company paid a portion of its outstanding debt resulting in a reduction of future interest expense and began earning interest income on the invested net proceeds. The Company's investments consist of U.S. Treasury Bills and cash equivalents.

         Net losses were $1,420,432 in the twelve-month period ended December 31, 1996 compared to $482,239 for the 1995 period. These losses reflect expenses incurred to develop and identify the Company's initial products and services, and to develop marketing and sales programs and operational and administrative expenses incurred to support its business. The Company expects to continue to experience increased operating expenses and capital investments during fiscal 1997, as it continues to develop new product offerings and the infrastructure required to support its anticipated growth. The Company believes that, initially, these expenses are expected to be greater than increases in net sales and, more likely than not, will result in substantial operating losses in the first, second and third quarters of fiscal 1997. The Company expects to report an operating loss for the full year ending December 31, 1997.

Liquidity and Capital Resources

        As of December 31, 1996, the Company had cash and cash equivalents of $1,645,163, short-term investments of $3,855,343 and working capital of $5,698,288. The Company has financed its operations and capital equipment expenditures through a combination of public and private sales of common stock, issuing common stock for services, lease financing, short-term loans and the utilization of trade payables. During 1996, the Company completed an initial public offering of its common stock which resulted in net proceeds to the Company of $7,231,981 and the issuance of an additional 1,265,000 shares of common stock.

        During the twelve months ended December 31, 1996, the Company purchased $459,997 of fixed assets. These purchases were primarily computer equipment, communications equipment and software necessary to provide Internet access, and training to host Web sites and to develop Web sites for customers. In addition to these amounts, during 1996, the Company entered into an operating lease in order to make significant upgrades to its Web server, access server and Internet communications capabilities. As part of the lease agreement, the Company must maintain an interest-bearing deposit of $222,693, which will be released over time as lease payments are made. In anticipation of future growth, the Company expects to invest a minimum of $500,000 during fiscal 1997 to purchase additional computer equipment, software and office equipment.

        Accounts receivable balances increased from $98,282 at December 31, 1995 to $229,350 at December 31, 1996, due to the increased sales level during fiscal 1996. Due to the Company's utilization of the percentage of completion method of revenue recognition for its Web services, an asset of $90,337, representing revenue earned and not billed, is shown as accrued revenue receivable at December 31, 1996. A liability for amounts invoiced but not earned of $48,669 is shown as deferred revenue at December 31, 1996. The Company's hardware and software inventory of $195,941 at December 31, 1996, consists of software licenses purchased by the Company for resale.

        Prepaid expenses increased to $132,544 at December 31, 1996, from $5,000 at December 31, 1995, primarily due to amounts paid under a marketing and sales agreement with an independent company. These amounts consist of advanced consulting fees, sales commission advances and travel advances that are expected to be earned through commissions on sales of the Company's CME products and services. Trade account payables at December 31, 1996, increased to $331,809 from $74,990 at December 31, 1995, due to the increased level of business activity and associated expenses and acquisition of software and hardware inventory, as well as equipment, which acquisitions occurred near the end of the 1996 period.

         The Company believes that its cash and cash equivalents and working capital are adequate to sustain operations for at least the next twelve months. If sufficient cashflow is not being generated at the end of this period, the Company may be required to seek additional funds through equity, debt or other external financing. There is no assurance that any additional capital resources, which the Company may need, will be available if and when required, and on terms that will be acceptable to the Company.

Length of Sales Cycle; Potential Fluctuations in Quarterly Results

        The development and implementation of interactive Web sites is often an enterprise-wide decision by prospective customers and may require the Company to engage in a lengthy sales cycle. The pursuit of sales leads typically involves an analysis of the prospective customer's needs, preparation of a written proposal, one or more presentations and contract negotiations. The Company often provides significant education to prospective customers regarding the use and benefits of Internet or Intranet technologies and products such as Edify's Electronic Workforce. Extensive Web site development or licensing of Electronic Workforce may also involve a substantial commitment of capital and the attendant delays frequently associated with approving large capital expenditures and reviewing new technologies that affect key operations. While the sales cycle varies from customer to customer, it typically has ranged from one to six months for Web site design and support, and from one to three months for Community Access America projects. The sales cycle may also be subject to a prospective customer's budgetary constraints and internal acceptance reviews, over which the Company has little or no control. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company is unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. If a larger order is delayed or lost to a competitor, the Company's revenues for that quarter could be materially diminished. Moreover, to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected.

        Further, as a result of the Company's limited operating history, the Company does not have historical financial data for a sufficient number of periods on which to base planned operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future revenues and to a large extent are fixed. The Company typically operates with little or no backlog and the sales cycles for its products and services may vary significantly. As a result, quarterly sales and operating results generally depend on the volume and timing of and ability to close customer contracts within the quarter, which are difficult to forecast. The Company may be unable to adjust spending on a timely manner to compensate for any unexpected revenue shortfalls. Accordingly, any significant shortfall of demand for the Company's products and services in relation to the Company's expectations would have an immediate adverse impact on the Company's business, operating results and financial condition. In addition, the Company plans to increase its operating expenses to fund product development and increase sales and marketing. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

Forward Looking Information

        Information contained in this report, other than historical information, should be considered forward looking and reflects management's current view of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: general economic product development and technology changes; competition and pricing pressures; length of sales cycle; variability of sales order flow; and management growth.

Item 7. FINANCIAL STATEMENTS.




                          ONLINE SYSTEM SERVICES, INC.


                          INDEX TO FINANCIAL STATEMENTS




                                                                            Page


Report of Independent Public Accountants                                      17

Balance Sheets as of December 31, 1996 and 1995                               19

Statements of Operations for the Years Ended December 31, 1996 and 1995       20

Statements of Stockholders' Equity (Deficit) for the Years Ended
        December 31, 1996 and 1995                                            21

Statements of Cash Flows for  the Years Ended December 31, 1996 and 1995      22

Notes to Financial Statements                                                 24

                                 INDEPENDENT AUDITORS' REPORT


To Online System Services, Inc.:


Board of Directors
Online System Services, Inc.
Denver, Colorado

We have audited the accompanying balance sheet of Online System Services, Inc. as of December 31, 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online System Services, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Jones, Jensen & Company
Salt Lake City, Utah
February 9, 1996.

                           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Online System Services, Inc.:

We have audited the accompanying balance sheet of ONLINE SYSTEM SERVICES, INC. (a Colorado corporation) as of December 31, 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online System Services, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                         ARTHUR ANDERSEN LLP

Denver, Colorado,
February 28, 1997.

                                 ONLINE SYSTEM SERVICES, INC.

                                        BALANCE SHEETS

                                                             December 31,
                                                        1996             1995
                                                    ------------     -----------

                                     ASSETS
Current assets:
   Cash and cash equivalents                          $1,645,163      $  25,241
   Short-term investments                              3,855,343          ---
   Accounts receivable, net                              229,350         98,282
   Accrued revenue receivables                            90,337          ---
   Inventory                                             195,941          ---
   Prepaid expenses                                      132,544          5,000
   Short-term deposit                                     61,015          ---
                                                     -----------     ----------
               Total current assets                    6,209,693        128,523
                                                     -----------     ----------

 Equipment, net (Notes 3 and 6)                          486,344         97,215

 Other assets                                            164,616          1,994
                                                      ----------     ----------
                                                      $6,860,653       $227,732
                                                     ===========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                     $331,809      $  74,990
   Accrued expenses                                       17,684         11,020
   Accrued salaries and taxes payable                     82,806         19,403
   Short-term notes payable (Note 4)                       --            50,814
   Current portion of note and capital leases payable     30,437         17,017
          (Notes 6 and 11)
   Note payable-related party (Note 11)                    --            12,707
   Deferred revenue                                       48,669           --
                                                      ----------      ---------
         Total current liabilities                       511,405        185,951
                                                      ----------      ---------

Note and capital leases payable (Notes 6 and 11)          32,647         42,232

Commitments and Contingencies (Notes 7, 11 and 12)

Stockholders' equity (deficit):
    Preferred stock, no par value, 5,000,000 shares
          authorized, no shares issued or outstanding      --              --
    Common stock, no par value, 10,000,000 shares
          authorized, 3,162,545 and 1,625,000 shares
          issued and outstanding, respectively         7,953,665        272,864
    Stock subscriptions receivable (Note 8)                 (586)       (57,269)
    Accumulated  deficit                              (1,636,478)      (216,046)

                                                     -----------      ---------
          Total stockholders' equity (deficit)         6,316,601           (451)
                                                     -----------      ---------
                                                     $ 6,860,653      $ 227,732
                                                     ===========      =========



 The accompanying notes to financial statements are an integral part of these balance sheets.

                                ONLINE SYSTEM SERVICES, INC.

                                  STATEMENTS OF OPERATIONS

                                                                                  Year Ended
                                                                                 December 31,
                                                                         -----------------------------
                                                                            1996             1995
        Net Sales:
             Service sales                                                $1,125,617         $236,412
             Hardware and software sales                                     319,425          161,344
                                                                         ------------     ------------
                                                                           1,445,042          397,756

        Cost of sales:
             Cost of services                                                717,409          166,224
             Cost of hardware and software                                   232,511          134,552
                                                                         ------------     ------------
                                                                             949,920          300,776

                                                                         ------------     ------------
             Gross margin                                                    495,122           96,980

        Operating expenses:
             Sales and marketing expenses                                    633,025           84,444
             Product development expenses                                    462,108           79,760
             General and administrative expenses                             892,799          392,600
             Depreciation and amortization                                   106,814           20,936
                                                                         ------------     ------------
                                                                           2,094,746          577,740

                                                                         ------------     ------------

             Loss from operations                                         (1,599,624)        (480,760)


        Other income (expense):
             Interest income (expense)                                       179,192           (1,635)
             Other                                                             ---                156


                                                                         ------------     ------------
                                                                             179,192           (1,479)
                                                                         ------------     ------------

        Loss before provision for income taxes                            (1,420,432)        (482,239)
        Provision for income taxes                                               ---              ---
                                                                         ------------     ------------
        Net loss                                                         $(1,420,432)       $(482,239)
                                                                         ============     ============

        Net loss per common and common equivalent share (Note            $      (.52)      $    (.19)
        2)
                                                                         ============     ============

        Weighted average common and common equivalent shares
           outstanding (Note 2)                                            2,742,654        2,550,695
                                                                         ============     ============






   The accompanying notes to financial statements are an integral part of these statements.


                                        ONLINE SYSTEM SERVICES, INC.
                                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                          Stock                           Total
                                               Common Stock           Subscriptions    Accumulated     Stockholders'
                                          Shares         Amount         Receivable       Deficit      Equity (Deficit)
                                          ------         ------       -------------    -----------    ----------------
     Balances, December 31, 1994            ---        $  ---           $  ---       $    ---          $    ---

     Common stock issued to founder
        for cash at an average
        price of $0.0002 per share        480,000            100           ---            ---               100

     Common stock issued to founders
        for services rendered at
        $0.05 per share                   125,000          6,250           ---            ---             6,250
     Common stock issued for services
        rendered at $0.56 per share       370,000        207,707           ---            ---           207,707
     Stock subscriptions receivable
        (Note 8)                              ---            ---      (57,269)            ---           (57,269)
     Common stock issued in private
        placement for cash at $0.50
        per share                         650,000        325,000           ---            ---           325,000

     Net loss                                 ---            ---           ---       (482,239)         (482,239)

     Subchapter S corporation losses
        allocated to individual
        shareholders                          ---       (266,193)          ---        266,193               ---
                                       -----------   ------------  ------------  -------------    --------------
     Balances, December 31, 1995        1,625,000        272,864      (57,269)       (216,046)             (451)

     Common stock issued in
        conjunction with private
        placement (Note 5)                182,245        410,000           ---            ---           410,000
     Less offering costs                      ---         (6,330)          ---            ---            (6,330)

     Common stock issued in
        conjunction with initial
        public offering for cash at
        $6.75 per unit (Note 5)         1,265,000      8,538,750           ---            ---         8,538,750
     Less offering costs                      ---     (1,306,769)          ---            ---        (1,306,769)
     Exercise of stock options and
        warrants (Note 5)                  90,300         45,150           ---            ---            45,150
     Stock subscriptions receivable
        (Note 8)                              ---            ---        56,683            ---            56,683
     Net loss                                 ---            ---           ---     (1,420,432)       (1,420,432)
                                       -----------   ------------  ------------  -------------    --------------
     Balances, December 31, 1996        3,162,545     $7,953,665   $      (586)   $(1,636,478)     $  6,316,601

                                       ===========   ============  ============  =============    ==============



   The accompanying notes to financial statements are an integral part of these statements.


                                 ONLINE SYSTEM SERVICES, INC.
                                   STATEMENTS OF CASH FLOWS


                                                                                       Year Ended
                                                                                      December 31,
                                                                              -------------- --------------
                                                                                  1996           1995
                                                                              --------------   ------------
   Cash flows from operating activities:
     Net loss                                                                 $(1,420,432)      $(482,239)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                             106,814         20,936
         Stock issued for services                                                  36,683        176,688
     Changes in operating assets and liabilities:
         Increase in short-term deposit                                            (61,015)         ---
         Increase in accounts receivable                                          (131,068)       (98,282)
         Increase in accrued revenue receivables                                   (90,337)         ---
         Increase in inventory                                                    (195,941)         ---
         Increase in prepaid expenses                                             (127,544)         ---
         Increase in other assets                                                 (162,622)          (956)
         Increase in accounts payable                                              256,819         74,990
         Increase in accrued expenses                                               70,067         30,423
         Increase in deferred revenue                                               48,669          ---
                                                                             --------------   ------------
             Net cash used in operating activities                              (1,669,907)      (278,440)
                                                                             --------------   ------------
   Cash flows from investing activities:
         Purchase of short-term investments                                     (3,855,343)         ---
         Purchase of equipment                                                    (459,997)       (92,760)
                                                                             --------------   ------------
             Net cash used in investing activities                              (4,315,340)       (92,760)
                                                                             --------------   ------------
   Cash flows from financing activities:
         Proceeds from refinancing equipment                                            ---        45,000
         Payments on note payable and capital leases                               (32,111)        (4,473)
         Proceeds from issuance of common stock                                  8,993,900        305,100
         Proceeds from (payments on) short-term notes payable                      (50,814)        50,814
         Payments on note payable - related party                                  (12,707)         ---
         Payments received on stock subscriptions receivable                        20,000          ---
         Stock offering costs                                                   (1,313,099)         ---
                                                                             --------------   ------------
             Net cash provided by financing activities                           7,605,169        396,441
                                                                             --------------   ------------
   Net increase in cash and cash equivalents                                     1,619,922         25,241
   Cash and cash equivalents at beginning of period                                 25,241          ---
   Cash and cash equivalents at end of period                                --------------   ------------
                                                                                $1,645,163        $25,241
                                                                             ==============   ============

   The accompanying notes to financial statements are an integral part of these statements.


                                 ONLINE SYSTEM SERVICES, INC.
                             STATEMENTS OF CASH FLOWS (Continued)


                                                              Year Ended
                                                              December 31,
                                                      --------------------------
                                                          1996           1995
                                                      -----------    -----------

   Supplemental disclosure of cash flow information:

   Cash paid for
         Interest                                     $    12,100       $  1,635
   Supplemental schedule of non-cash
   investing and financing activities:
         Stock issued for services                         36,683        176,688

         Equipment acquired from related parties              ---         75,051

         Capital lease for equipment                        5,623         10,500

         Note payable to related party for
         fixed assets purchased                               ---         15,929

         Note payable for fixed assets purchased           30,323            ---

         Intangibles acquired from related parties            ---          1,271

         Prepaid lease payments                               ---          5,000


























   The accompanying notes to financial statements are an integral part of these statements.

                                 ONLINE SYSTEM SERVICES, INC.

                                NOTES TO FINANCIAL STATEMENTS

(1)     ORGANIZATION AND BUSINESS

        Online System Services, Inc. (the "Company") was incorporated on March 22, 1994, under the state laws of Colorado, and principal operations began in 1995. The Company develops, markets and supports World Wide Web ("Web") sites on the Internet and on proprietary Intranets. The Company designs and implements Web sites ranging from basic inquiry-only sites to complex, interactive sites capable of providing online commerce, database integration and manipulation, sophisticated graphics, animation and other multi-media content. The Company also serves as a value-added reseller of software capable of allowing the Internet or Intranet user to use self-service applications such as the online purchase of products or services, product warranty and support, employee benefit enrollments and other applications. The Company also markets and supports "Community Access America," a turnkey package of hardware, software, documentation, and marketing and technical assistance that enables a local cable company, telephone company, newspaper or other entity to provide Internet access and Web site development to small non-urban communities.

        The Company generates revenues through the sale of design and consulting services for Web site development, computer hardware and software sold to customers of its Web site development services, maintenance fees charged to customers to maintain computer hardware and Web sites, license fees based on a percentage of revenues from the Community Access America program, training course fees and monthly fees paid by customers for Internet access provided by the Company in the Denver market.

        Prior to December 31, 1995, planned principal operations had commenced, but no significant revenues had been generated and the Company was considered a development stage enterprise. Beginning January 1, 1996, the Company is no longer in the development stage. The Company has incurred operating losses since its inception, and is devoting significant resources to developing and marketing its products and services. Although the Company's initial public offering raised a significant amount of funding, which the Company believes will be sufficient to fund such product development and marketing, commercial acceptance of the Company's products and services must occur in the marketplace in sufficient quantities to allow the Company to generate income sufficient to cover its selling, marketing, development and administrative expenses. There can be no assurance that such marketplace acceptance will occur.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Revenue Recognition

        Revenue from hardware and software sales is recognized upon shipment provided that the Company has no further material obligations. Revenue from maintenance fees, training courses and Internet access are recognized as the services are performed. License fees are recognized when the Company has no further material obligations.

        Revenue from Web site design and consulting is recognized on the percentage of completion method on an individual contract basis. Percentage complete is determined primarily based upon the ratio that labor costs incurred bear to total estimated costs. The Company's use of the percentage of completion method of revenue recognition requires estimates of the degree of project completion. To the extent these estimates prove to be inaccurate, the revenues and gross margin, if any, reported for periods during which work on the project is ongoing may not accurately reflect the final results of the project, which can only be determined upon project completion. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable.

        Amounts earned but not billed are shown as accrued revenue receivables in the accompanying balance sheets. Amounts invoiced but not earned are shown as deferred revenue in the accompanying balance sheets.

                                 ONLINE SYSTEM SERVICES, INC.
                                NOTES TO FINANCIAL STATEMENTS

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Cash and Cash Equivalents

        The Company considers all cash and cash equivalents to include highly liquid investments with original maturities of 90 days or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates.

        Short-Term Investments

        Short-term investments consist of U.S. Government Treasury Bills. These investments are classified as held-to-maturity securities and are measured at amortized cost.

        Accounts Receivable

        Accounts receivable are shown net of allowance for doubtful accounts of $64,851 and $5,173 at December 31, 1996 and 1995, respectively.

        Equipment

        Equipment is stated at cost and depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs are expensed as incurred and improvements are capitalized.

        Inventory

        Inventory is stated at the lower of cost (first-in, first-out) or market. Inventory consists of finished goods, comprised of software licenses which the Company has purchased for the purpose of sublicensing the software to its customers and hardware and software purchased for resale.

        Concentration of Credit Risk

        The Company has no significant off balance-sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash with financial institutions, in the form of demand deposits.

        The Company performs ongoing evaluations of its customers' financial condition and generally does not require collateral, except for billings in advance of work performed. Its accounts receivable balances are primarily domestic.

        Income Taxes

        The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not, based on current circumstances, are not expected to be realized (Note 10).

                                 ONLINE SYSTEM SERVICES, INC.

                                NOTES TO FINANCIAL STATEMENTS


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


        Income Taxes (Continued)

        Until September 26, 1995, the Company operated as an S Corporation whereby all tax benefits were passed through to the individual shareholders. Upon termination of the S Corporation, all losses were allocated to the individual shareholders.

        Net Loss Per Common and Common Equivalent Share

        Net loss per common and common equivalent share has been computed based upon the weighted average number of common shares and common share equivalents outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices below the initial public offering price during the twelve month period prior to the offering (using the treasury stock method for common stock equivalents and an assumed offering price of $6.75 per unit) have been included in the calculation as if they were outstanding for all the periods presented regardless of whether they were antidilutive.

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates may affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Long-Lived Assets

        Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

        Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables, short-term investments and notes payable. As of December 31, 1996 and 1995, the carrying values of such instruments approximated their fair value.

        Reclassifications

        Certain reclassifications to prior year financial statements have been made to conform to the current year's presentation.

                                 ONLINE SYSTEM SERVICES, INC.

                                NOTES TO FINANCIAL STATEMENTS
(3)     EQUIPMENT

        Equipment consists of the following:
                                                   December 31,   December 31,

                                                       1996           1995
                                                     ----------    -----------
                 Computer equipment                   $450,743       $139,964
                 Office equipment                       85,558         26,408
                 Software                               83,387         11,939
                 Leasehold improvements                 52,608            ---
                                                     ----------    -----------
                                                       672,296        178,311

                 Less accumulated depreciation       (185,952)        (81,096)

                                                     ----------    -----------
                       Net equipment                  $486,344      $  97,215
                                                     ==========    ===========

        The  Company  depreciates  computer  equipment,   office  equipment  and
software over five years and leasehold improvements over the life of the lease.

        Depreciation  expense  was  $106,814  and  $20,703  for the years  ended
December 31, 1996 and 1995, respectively. Depreciation expense related to equipment under capital leases was $17,583 and $8,591 for the years ended December 31, 1996 and 1995, respectively.

(4)     SHORT-TERM NOTES PAYABLE

        The Company negotiated two short-term notes of $24,000 and $32,814 for services provided by a vendor and equipment purchased. The balance outstanding as of December 31, 1995, was $50,814 . The payment terms required two payments of $19,407 through February 1996 and $3,000 per month from March through June 1996. The notes were non-interest bearing, unsecured and no interest was imputed on the notes because it was not material to the financial statements. The notes were repaid during 1996.

(5)     STOCKHOLDERS' EQUITY (DEFICIT)

        Initial Public Offering

        In May 1996, the Company completed an initial public offering of its common stock. The Company sold 1,265,000 units, each consisting of one share of common stock and one common stock purchase warrant. The units sold at a price of $6.75 per unit. Total proceeds from the initial public offering after deducting offering costs of $1,306,769 were $7,231,981.

        Private Placement

        In March 1996, the Company completed a private placement of common stock. The Company sold 41 units, each consisting of 4,445 shares of common stock and 450 common stock purchase warrants. The units sold at a price of $10,000 per unit. Total proceeds from the private placement, after deducting offering costs of $6,330, were $403,670.

        Preferred Stock

        The Board of Directors is authorized to issue up to 5,000,000 shares of Preferred Stock, in any one or more classes or series, to fix the dividend, redemption, liquidation, retirement, conversion, voting and other preference rights for such shares, and to issue options and warrants for the purchase of such shares, on such terms and for such

                                 ONLINE SYSTEM SERVICES, INC.

                                NOTES TO FINANCIAL STATEMENTS
(5)      STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

consideration as the Board may deem appropriate. As of December 31, 1996, no shares of Preferred Stock are issued or outstanding.

        Stock Option Plan

        During 1995, the Company adopted the 1995 Stock Option Plan (the "Plan"). The Company may grant options for up to 700,000 shares under the Plan. The Company has options outstanding for 719,258 shares as of December 31, 1996. The Company intends to increase the number of shares which may be granted under the Plan to 1,100,000 at its annual shareholders meeting on May 20, 1997. Under the Plan, the option exercise price equals the stock's fair market value on the date of grant. The options vest over various terms with a maximum vesting period of 42 months and expire after a maximum of ten years. The Company accounts for the Plan under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized.

        In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 defines a fair value-based method of accounting for employee stock options and similar equity instruments. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS 123 had been applied. The Company has elected to make the pro forma disclosures in accordance with SFAS 123 as set forth below.

        The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rate of 5.9 and 5.7 percent, no expected dividend yields, expected lives of 2.7 and 1.9 years, and expected volatility of 75 percent (actual volatility of the Company's common stock since the initial public offering.) Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

        Had compensation cost for the Plan been determined consistent with SFAS 123, the Company's net loss and net loss per common and common equivalent share would have been increased to the following pro forma amounts:

                                               1996                1995
                                           --------------     --------------
Net Loss:                  As Reported      $(1,420,432)        $(482,239)
                           Pro Forma         (1,541,985)         (495,286)
Net loss per common and
 common equivalent share:  As Reported           $(0.52)           $(0.19)
                           Pro Forma              (0.56)            (0.19)



        Because the fair value method of accounting required by SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                                 ONLINE SYSTEM SERVICES, INC.

                                NOTES TO FINANCIAL STATEMENTS
(5)      STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

        Stock Option Plan (Continued)

        A summary of the status of the Plan at December 31, 1996 and 1995, and changes during the years then ended is presented in the table and narrative below:

                                                1996                          1995
                                      --------------------------    --------------------------
                                                 Weighted Avg.                Weighted Avg.
                                     Shares     Exercise Price      Shares   Exercise Price
                                     --------   --------------     --------- --------------
Outstanding at beginning of year      510,558        $0.50             -          $   -
Granted                               466,100         3.28           535,558          0.50
Exercised                             (85,300)       (0.50)             -             -
Forfeited                            (172,100)        2.27           (25,000)         0.50
                                     --------      ---------        --------    -----------
Outstanding at end of year            719,258        $1.87           510,558         $0.50
                                      =======                       ========

Exercisable at end of year            209,008        $0.76           133,058         $0.50
                                      =======                       ========

Weighted average fair value of
options granted during year             $1.59                         $0.16

Of the 719,258 options outstanding at December 31, 1996, 437,758 have exercise prices between $0.50 and $1.25, with a weighted average exercise price of $0.59 and a weighted average remaining contractual life of 4.4 years, of which 201,508 of these options are exercisable and have a weighted average exercise price of $.64. Of the 719,258 options outstanding at December 31, 1996, 281,500 have exercise prices between $2.25 and $4.38, with a weighted average exercise price of $3.87 and a weighted average remaining contractual life of 6.2 years, of which 7,500 of these options are exercisable and have a weighted average exercise price of $2.63.

        Common Stock Options/Warrants

        In September 1995, in conjunction with a consulting agreement entered into by the Company with Creative Business Strategies ("CBS") (see Note 12), the Company granted stock options under the Plan to purchase 100,000 shares of the Company's common stock at an exercise price of $.50 per share, which vest eighteen months after the date of the agreement and are exercisable for a period of 5 years. As of December 31, 1996, none of these options are vested.

        In December 1995, in conjunction with a business relationship entered into among Charlie Spickert, Medical Education Collaborative ("MEC") and the Company (see Note 12), the Company granted stock options under the Plan to purchase 50,000 shares of the Company's common stock at an exercise price of $.50 per share. The options vest over 48 months, which vesting may be accelerated in certain events. As of December 31, 1996, none of these options are vested.

        During December 1995, in connection with the acquisition of the equipment described in Note 11, the Company issued warrants to purchase 25,000 shares of the Company's common stock at an exercise price of $.50 per share, which vested immediately and are exercisable for 5 years. On the date of issuance, the Company determined the warrants had a nominal value. As of December 31, 1996, 5,000 warrants have been exercised.

        In connection with the Company's private placement of common stock in March 1996, the Company issued warrants to purchase 18,450 shares of the Company's common stock at an exercise price of $2.25 per share,

                                 ONLINE SYSTEM SERVICES, INC.

                                NOTES TO FINANCIAL STATEMENTS
(5)      STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

which vested immediately and are exercisable for 5 years. On the date of issuance, the Company determined the warrants had a nominal value. As of December 31, 1996, none have been exercised.

        In conjunction with the initial public offering in May 1996, the Company issued 1,265,000 units (including 165,000 units under the over-allotment), each unit consisting of one share of common stock and one common stock purchase warrant. Two of such warrants entitle the unitholders to purchase one share of common stock at a price of $9.00 during the three year period commencing May 1996. Commencing one year from the date of the initial public offering, the Company will have the right, at its discretion, to call all of the warrants for redemption on 45 days' prior written notice at a redemption price of $.05 per warrant if: (i) the closing bid price of the Company's common stock exceeds the exercise price of the warrants ($9.00) by at least 50% during a period of at least 20 of the 30 trading days immediately preceding the notice of redemption;
(ii) the Company has in effect a current registration statement covering the common stock issuable upon exercise of the warrants; and (iii) the expiration of the 45-day notice period is within the term of the warrants. If the Company elects to exercise it's redemption right, holders of warrants may either exercise their warrants, or their warrants will be redeemed.

        In conjunction with the initial public offering, the Company issued to the underwriters an option to purchase 110,000 units (consisting of one share of common stock and one warrant, of which two warrants purchase one share of common stock at a price of $9.00) (the "Representative's Securities"). The Representative's Securities are not exercisable for one year after the date of the initial public offering. Thereafter, for a period of four years, the Representative's Securities are exercisable at a price of $8.10 per unit. The warrants included in the Representative's Securities are exercisable consistent with those issued in the initial public offering.

(6)     NOTE AND CAPITAL LEASES PAYABLE

        Note and capital leases payable consist of the following:
                                                      December 31,  December 31,
                                                          1996         1995
                                                         -------      -------
Capital lease payable in monthly  principal and interest
payments of $1,733, for thirty-six months beginning
January 15, 1996, effective interest rate of 14.9%,
secured by office equipment                              $35,747      $50,000

Capital lease payable in monthly  principal and interest
payments of $471, for thirty-six months beginning July
28, 1995, effective interest rate of 35.8%, secured by
a phone system                                             6,485        9,249

Capital lease payable in monthly  principal and interest
payments of $198 for thirty-six months beginning
April 26, 1996,  effective  interest rate at 19.7%,
secured by a phone system                                  4,293          ---

Note payable for purchase of equipment, monthly principal
payments of $1,588 beginning March 1996 for twelve
months after which payment changes to $625 for the
remaining twenty-four months, effective interest rate of
9.0%, unsecured                                           16,559          ---

                                                       ---------      ---------
                                                          63,084       59,249
Less-current portion                                     (30,437)     (17,017)
                                                       ---------      ---------
                                                         $32,647      $42,232
                                                       =========      =========

                                 ONLINE SYSTEM SERVICES, INC.

                                NOTES TO FINANCIAL STATEMENTS
(6)     NOTE AND CAPITAL LEASES PAYABLE (Continued)

        Future minimum lease payments under capital leases as of December 31, 1996 are as follows:
           1997                                                 $28,355
           1998                                                  26,002
           1999                                                     594
                                                               ---------
                   Total minimum lease payments                  54,951
                   Lease amount representing interest           (8,426)
                                                               ---------
                                                                $46,525
                                                               =========
        Annual maturities of the note payable as of December 31, 1996 are as follows:

           1997                                                 $ 8,282
           1998                                                   7,041
           1999                                                   1,236
                                                               ---------
                                                                $16,559
                                                               =========

(7)     ROYALTY AGREEMENT

        The Company entered into an agreement with Creative Learning International ("CLI") for a 5% royalty on all participants in the Internet Game, "The Adventure Begins." The agreement encompasses revenues generated from all public seminars, corporate training, special events and any licensing or franchise agreements. A royalty of 3% will be paid to CLI for any other products that use the design concept created for the Internet Game. Through December 31, 1996, the Company had paid CLI $353 in royalties.

        This royalty agreement will be in effect as long as the training program is used by the Company or by any other entity the program is licensed to by the Company.

(8)     STOCK SUBSCRIPTIONS RECEIVABLE

        The Company entered into two stock subscription agreements. The first agreement stipulates that shares will be paid through the fair market value of services rendered to the Company. The $36,683 of required services was completed as of December 31, 1996. The second agreement required the payment of $20,000 cash on or before January 31, 1996. The payment was received prior to the expiration date.

(9)     MAJOR CUSTOMERS

        The Company's sales to customers in excess of 10% of net sales for the years ended December 31, 1996 and 1995, are as follows:
                                                     1996                  1995
                                                     ----                  ----
        Customer A                                 $149,175             $  ----
        Customer B                                   55,485              157,421

        The Company's accounts receivable balances from customers in excess of 10% of the accounts receivable and accrued revenue receivables balance for the years ended December 31, 1996 and 1995, are as follows:
                                                     1996                  1995
                                                     ----                  ----
        Customer C                                 $ 39,834             $ 8,584
        Customer D                                   33,850                ----
        Customer E                                      900              16,300
        Customer F                                      579              10,500

                                 ONLINE SYSTEM SERVICES, INC.

                                NOTES TO FINANCIAL STATEMENTS
(10)    INCOME TAXES
        For income tax return purposes, the Company has approximately $1,433,002 of net operating loss carryforwards that expire at various dates through the year 2011. The net operating loss for tax purposes differs from that for financial reporting purposes due to differences in reporting certain transactions for income tax and financial reporting purposes. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

        The Company has determined that deferred tax assets representing the net operating loss carryforward, as of December 31, 1996 and 1995, respectively, did not satisfy the realization criteria. Accordingly, a valuation allowance was recorded against the entire deferred tax asset. No other significant deferred tax assets or liabilities existed at December 31, 1996 or 1995.

        The difference between the expected statutory rate and the effective rate is a result of the increase in the valuation allowance.

(11)    RELATED PARTY TRANSACTIONS

        Note Payable-Related Party

        The Company had recorded a note payable to a former officer and shareholder of the Company of $12,707 at December 31, 1995. The note was unsecured, noninterest bearing and no interest was imputed on the note because it is not material to the financial statements. The note was repaid during 1996.

        Capital Lease-Related Party

        To provide working capital for the Company, shareholders of the Company formed a partnership that purchased the equipment from the Company for cash and then leased the equipment back through a capital lease (See Note 6). Amounts due under capital leases to related parties was $35,747 and $50,000 at December 31, 1996 and 1995, respectively.

        Office Lease

        The Company's principal offices are located in a building managed by an affiliate. An officer of the Company is related to the vice president of the management company. The Company was in need of expanding its office space and due to several vacant floors in the building, the management company agreed to rent an additional floor to the Company and its current office space at a total monthly rate of $9,104, which increases to $13,657 in February 1997 as new space is occupied.

(12)    COMMITMENTS AND CONTINGENCIES

        The Company has entered into certain operating lease agreements for office furniture during 1996 and 1995 which have various expiration dates through 1999. Minimum future annual lease payments as of December 31, 1996, including amounts paid to related parties, are as follows:

               1997                                                     $352,079
               1998                                                      319,382
               1999                                                      196,004
                                                                       ---------
                                                                        $867,465
                                                                        ========

                                 ONLINE SYSTEM SERVICES, INC.

                                NOTES TO FINANCIAL STATEMENTS
(12)    COMMITMENTS AND CONTINGENCIES (Continued)

        In conjunction with an operating lease entered into during 1996, the Company made a security deposit of $222,693, which will be returned to the Company during the lease term as payments are made. The security deposit is included in short-term deposit and other assets in the accompanying balance sheet.

        The total lease expense for the years ended December 31, 1996 and 1995, was $122,578 and $6,942, respectively.

        The Company entered into a business relationship on December 7, 1995 among Charlie Spickert, MEC and the Company. Mr. Spickert and MEC will provide the knowledge and reputation to penetrate the medical training and services market. The Company will provide the needed resources and expertise in Internet services. In addition to receiving a percentage of revenues from the results of the joint efforts of the parties, Mr. Spickert was granted 50,000 common stock options (see Note 5).

        As part of the joint development and marketing arrangement with MEC and Mr. Spickert, the Company has agreed to perform Web site development services as a vendor to MEC.

        In September 1995, the Company entered into a consulting agreement with CBS pursuant to which CBS is to assist the Company in developing its business plan, advise the Company regarding business opportunities and financings and promote the Company and its services. For these services, CBS was to be paid a fee of $2,500 a month, was granted a stock option to purchase 100,000 shares of the Company's common stock (see Note 5), and was to be paid a transaction-based fee for business combinations or certain other transactions completed by the Company which were initiated by CBS. Between September and December 1995, CBS purchased 114,000 shares of the Company's common stock at $.50 per share. Effective February 1, 1996, the agreement with CBS was amended to provide for a monthly fee of $4,000 for a period of 36 months and to eliminate any transaction-based compensation.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Change in Accountants

(i) On October 7, 1996, the Company dismissed Jones, Jensen & Company as its independent accountants effective October 7, 1996.

(ii) The reports of Jones, Jensen and Company, regarding the Company's consolidated financial statements since the Company's inception on March 22, 1994 through December 31, 1995, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for a an explanatory paragraph in Jones, Jensen and Company's report dated February 9, 1996, concerning the Company's ability to continue as a going concern.

(iii) The Company's board of directors approved the decision to change independent accountants.

(iv) In connection with the Company's audits since its inception on March 22, 1994 through December 31, 1995 and through October 7, 1996, there have been no disagreements with Jones, Jensen and Company on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Jones, Jensen and Company would have caused them to make reference thereto in their reports on the financial statements for such years.


New Independent Accountants

(i) On October 7, 1996, the Company engaged Arthur Andersen LLP as its new independent accountants for the fiscal year ended December 31, 1996.

(ii) Since its inception on March 22, 1994 and through October 7, 1996 the Company did not engage or consult with Arthur Andersen LLP regarding the matters described in Regulation S-B, Item 304(a)(2).

                                           PART III

Item 9.        DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        Reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.

Item 10.       EXECUTIVE COMPENSATION.

        Reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.

Item 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.

Item 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.

        Since inception, the Company has issued the following shares of Common Stock to certain current or former officers and directors:

               Number of Shares       Number of Shares            Number of
Recipient    Issued to Founder(1)   Issued for Services(2)   Shares Purchased(3)
---------    --------------------   ----------------------   -------------------
R. Steven Adams          480,000             --                     20,000
Robert M. Geller           --              100,000                  55,000
Paul H. Spieker            --               50,000                 100,000
Mitchell B. Campbell       --                --                    160,000
D. Kent McBride            --               50,000                   5,000
William Eager              --               50,000                  10,000
Mark D. Rothschild         --               20,000                  30,000
Robert J. Lewis            --                --                     26,670
-------------

(1) On January 1, 1995, the Company issued 480,000 shares of Common Stock issued to Mr. Adams, as the founder and promoter of the Company, for a nominal value ($100).

(2) In March and May 1995, the Company issued an aggregate of 270,000 shares of Common Stock to the respective officers and directors identified in the table for services valued at $0.10 per share, which was determined by the Board of Directors to be the fair market value of the Common Stock at the time of issuance.

(3) From June through December 1995, the officers and directors identified in the table purchased an aggregate of 315,000 shares of Common Stock for cash at a price of $0.50 per share, which was determined by the Board of Directors to be the fair market value of the Common Stock at the time of purchase. During fiscal 1996, 65,000 shares were purchased at a price of $.50 per share pursuant to the exercise of stock options and 26,670 shares were purchased at a price of $2.25 per share in a private placement.

        During 1995, the Company leased $50,000 of equipment (the "Equipment Lease") from a partnership whose partners include Robert M. Geller, an officer and director of the Company. The three year capital lease has an effective annual interest rate of 14.9%. The Company granted Mr. Geller a five-year warrant to purchase 5,000 shares of Common Stock at an exercise price of $0.50 per share in connection with the Equipment Lease.

        In September 1995, the Company entered into a consulting agreement with Creative Business Strategies, Inc. ("CBS"), a principal shareholder of the Company at that time. During 1995, CBS was granted an option to purchase 100,000 shares of the Company's Common Stock at $0.50 per share and was paid $10,000 for services. During 1995, CBS also purchased 114,000 shares of the Company's Common Stock for $0.50 per share. The agreement with CBS was replaced with a new agreement during the first quarter of 1996, under which CBS is to be paid $2,500 for services rendered in January 1996 and $4,000 per month for 36 months commencing February 1, 1996. CBS is a partner of the lessor under the Equipment Lease and was granted a five-year warrant to purchase 5,000 shares of Common Stock at an exercise price of $0.50 per share in connection with the Equipment Lease.

        The Company's principal offices are located in a building managed by Sheridan Management Company and owned by one of its affiliates. R. Steven Adams' spouse is a vice president of Sheridan Management Company.

Item 13.       EXHIBITS AND REPORTS ON FORM 8-K.

(a) For Financial Statements filed as a part of this Report, reference is made to "Index to Financial Statements" on page F-1 of this Report. For a list of Exhibits filed as a part of this Report, see Exhibit Index on page 38 of this Report.

(b) The Company filed a report on Form 8-K dated October 7, 1996, reporting a change in the Company's independent public accountants.

                                          SIGNATURES


        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      .......               ONLINE SYSTEM SERVICES, INC.

Date:  March 28, 1997 .......               By /s/  R. Steven Adams
                                               --------------------
                      .......               R. Steven Adams, President and Chief
Executive
                      .......                      Officer


        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ R. Steven Adams   .......                             March 28, 1997
------------------------------------
R. Steven Adams,
(President, Chief Executive Officer and a Director)


/s/ Thomas Plunkett   .......                             March 28, 1997
------------------------------------
Thomas Plunkett
(Chief Financial Officer & Principal Accounting Officer)


/s/ Paul H. Spieker   .......                             March 28, 1997
------------------------------------
Paul H. Spieker
(Director)


/s/ Robert M. Geller  .......                             March 28, 1997
------------------------------------
Robert M. Geller
(Director)


/s/ Robert J. Lewis   .......                             March 28, 1997
------------------------------------
Robert J. Lewis
(Director)


/s/ H. Robert Gill    .......                                    March 28, 1997
------------------------------------
H. Robert Gill
(Director)


/s/ Richard C. Jennewine.....                                    March 28, 1997
--------------------------------------------
Richard Jennewine
(Director)

                                 ONLINE SYSTEM SERVICES, INC.
                                      INDEX TO EXHIBITS
                    FORM 10-KSB (For Fiscal Year Ended December 31, 1996)

(a)     Listing of Exhibits:

 3.1     Articles of Incorporation, as amended, of the Company(1)
 3.2     Bylaws of the Company(1)
 4.1     Specimen form of the Company's Common Stock certificate(2)
 4.2 Form of Warrant Agreement dated May 23, 1996 between Corporate Stock Transfer and the Company, including form of Warrant(2)
 4.3     Stock Option Plan of 1995(1)
 4.4     Form of  Incentive  Stock  Option  Agreement  for Stock  Option Plan of
         1995(1)
 4.5     Form of  Nonstatutory  Stock Option  Agreement for Stock Option Plan of
         1995(1)
 4.6 Nonstatutory Stock Option Agreement for options issued to Creative Business Strategies, Inc.(2)
 4.7     Form  of  Warrant   issued  in  connection   with   Sale-Leaseback   of
         Equipment(1)
 4.8     Form of  Warrant  issued to private  investors(1)

 4.11     Specimen of Warrant Certificate--See Exhibit A filed with Exhibit 4.2
10.1 Certified Solutions Provider Agreement dated March 1, 1996 between Edify Corporation and the Company(1)
10.1(a) Exhibits E and F to the Certified Solutions Provider Agreement between Edify Corporation and the Company and filed as Exhibit 10.1(2)
10.2 Joint Marketing and Development Arrangement among the Company, Charlie Spickert and Medical Education Collaborative(2)
10.3     Consulting   Agreement   between  the  Company  and  Creative  Business
         Strategies, Inc.(2)
10.4 Equipment Lease Agreement dated December 15, 1995 between the Company and OSS Equipment Leasing General Partnership(1)
10.5 Financial Advisory Agreement dated February 23, 1996 between the Company and Cohig and Associates(1)
10.6 Purchase Agreement dated February 7, 1996 between the Company and WEBAD, Inc.(2)
10.7     Forms of Community Access America Agreements
10.8 Form of Nondisclosure and Nonsolicitation Agreement between the Company and its employees(2)
10.9     Office Lease for the Company's principal offices(2)
10.10    Agreement   dated   November  11,  1996,   with   Telemedical   Systems
         Integration, Inc.* 13 (The registrant intends to deliver to its shareholders a copy of 1996 Annual Report on form 10-KSB (without exhibits), in lieu of a separate Annual Report to Shareholders)
16       Letter on change in certifying accountant(5)
23.1     Consent of Arthur Anderson LLP*
23.2     Consent of Jones, Jensen & Company*
27       Financial Data Schedule*

*       Filed herewith.
(1) Filed with the initial Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(2) Filed with Amendment No. 1 to the Registration Statement on Form SB-2, filed May 3,1996, Commission File No. 333-3282-D.
(3) Filed with Amendment No. 2 to the Registration Statement on Form SB-2, filed May 16,1996, Commission File No. 333-3282-D.
(4) Filed with Amendment No. 3 to the Registration Statement on Form SB-2, filed May 22,1996, Commission File No. 333-3282-D.
(5) Filed with the Form 8-K Report, dated October 7, 1996, Commission File No. 0-28462.

                                  Exhibit 10.10
                            COOPERATIVE MARKETING AND
                           SALES DEVELOPMENT AGREEMENT

THIS AGREEMENT is entered into as of 11/22/96 by and between Online System Services, Inc., a Colorado corporation ("OSS") and Telemedical Systems Integration, Inc. ("TMED") a Georgia corporation, and its affiliated company known as HeathCom Resources, located at: 1008 Chateau Lane, Smyrna, GA 30082, hereinafter referred to as ("TMED").

WHEREAS, OSS and TMED wish to establish a joint effort to design, market, sell and produce/deliver online products and services to the healthcare market. The target markets for these products/services include but are not limited to pharmaceutical and medical device companies, medical associations, hospitals and group medical practices ("Market"). The products/services envisioned are internet and intranet solutions, online CME training, internet access, MD Media, and other high value online products and services ("Services").

The parties agree that they are each duly qualified for and in the regular business of providing such Services. The parties envision their relationship to take the form of a strategic alliance to jointly develop, deliver and more effectively sell the Services to the Market.

NOW, therefore, the parties agree as follows:

1. RESPONSIBILITES OF THE PARTIES

The parties will jointly:
  o Determine the strategic direction of the alliance
  o Determine product and services strategy
  o Design detailed specifications of Services including benefits to the
    customer and business case                economics
  o Develop packaging and marketing strategy
  o Provide access to medical advisory committees for strategic input

OSS will:
  o Develop marketing materials
  o Provide lead generation support
  o Develop all products and deliver all services
  o Provide overall coordination of client services and technical support o Perform billing, collections and accounting for all sales made by TMED o Perform accounting for and disbursement of all expenses including fees, commissions and
expenses              due to TMED

TMED will:
  o Provide lead generation support
  o Establish and manage a nationwide sales force in cities mutually acceptable to the parties (minimum of 6 salespersons)
  o Recommend other potential strategic partners
  o Offer  professional   services  to  clients  or  potential  clients  (as  a
  subcontractor) to OSS o Promote the alliance and OSS through speaking engagements and other contacts o Facilitate introductions to medical associations and other healthcare groups o Arrange introductions (as a seller's broker) to potential CME content providers

2. TERM: Services shall be performed pursuant to this Agreement for a three-year period commencing as of the above date, unless terminated earlier in accordance with paragraph 8. At the conclusion of this term, OSS will have the exclusive option to extend this Agreement for up to two, additional one-year terms. Additionally, TMED agrees that OSS has the option to extend TMED's consulting days in additional 180 day blocks during the term of this agreement and its extensions at the rate of $1,250 per day.

3. COMPENSATION: For services performed by TMED for OSS under this Agreement, OSS shall pay to TMED:

For consulting services related to product and market development, and for introductions to potential content providers:

         $225,000 total payable in accordance with the provisions shown on Schedule A.

For establishment, management and operation of a national sales force:

        Commissions on all gross revenues from sales resulting from TMED's efforts payable in accordance with Schedule B.

        An advance against commissions ("Draw") of $25,000 payable upon signing of this Agreement. Such Draw shall be considered a non-recourse loan against future commissions earned and OSS shall deduct amounts advanced prior to payment of any future earned commissions. In addition, OSS will advance, on a similar basis, up to $12,500 per month during the first three months of this Agreement to cover travel and other expenses of TMED if TMED does not have sufficient commission income pursuant to this Agreement to cover such expenses.

plus reimbursement for expenses as defined in paragraph 5 below.

4. PAYMENT METHOD: TMED shall invoice OSS at the end of each month in which work is performed under this Agreement. Partial periods at the beginning or ending of the term of this Agreement shall be invoiced on a pro-rata basis. OSS agrees to remit payments within fifteen days of receipt of TMED's invoices, except that earned commissions will be accrued pending receipt of payment for services rendered from purchasing clients.

5. EXPENSES: Except as specified in Section 3 above, TMED shall seek no reimbursement from OSS for its normal expenses which include its local office expense, use of personal automobiles, travel by TMED's principals or sales reps for sales calls and management of the sales force, and business overhead. TMED shall utilize its own offices, equipment and computer systems, except for limited use of OSSs facilities for mutually agreed upon tasks. OSS shall be responsible for any additional expenditures that it may request TMED to incur in connection with attending training courses, seminars, meetings and special events requiring travel by TMED's principals or sales agents outside their assigned territory, provided such expenses are incurred only with the prior consent of an authorized officer of OSS and are properly documented and accounted for.

6. DESIGNATION OF DUTIES: The performance of consulting and other services under this Agreement shall be under the direction of OSS. TMED agrees to be reasonably available to provide such services subject to other reasonable obligations of TMED for non-related activities. TMED further agrees that for consulting services OSS is acquiring the specific expertise of TMED's principals, Charles Turcan, Diane Turcan and Sue Kwentus. TMED agrees that it will devote not less than 180 person days of consulting services, with not less than 90 person days to be provided during the first year of this Agreement. OSS expects the direction of the national sales force to be personally overseen by Charles Turcan. TMED agrees it will ensure the direct participation of these key personnel and will substitute no other individuals for the these duties, except with the prior written consent of OSS.

7. REPORTS: TMED shall maintain continuous work records, time and expense logs and other such documentation as may be required to substantiate its activities on behalf of OSS. TMED's records shall be available for inspection by OSS upon OSS's reasonable request. TMED shall submit a report at the end of each month summarizing its activities on behalf of OSS.

8. TERMINATION: OSS may terminate this Agreement for cause at anytime upon notice to TMED, such notification effective with delivery of the notice. Cause is defined as breach of any portion of this Agreement or any conduct, action or omission of action on the part of TMED, its employees or agents which has a material adverse impact on either the reputation of OSS or its ability to market its Services.

This Agreement may be terminated at the sole option of OSS, at any time after three months from the date this Agreement is effective if TMED has not staffed at least six qualified sales representatives in cities acceptable to OSS, and at any time after six months from the date an initial product is defined by OSS and training is delivered on that product to at least six TMED sales people if total cumulative sales are less than $250,000, or after twelve months if total cumulative sales are less than $1,000,000. For the purpose of this clause, sales are defined as signed sales orders submitted to OSS by TMED.

Additionally, this Agreement may be terminated by either party upon occurrence of any of the following:

    The insolvency, bankruptcy, reorganization under the bankruptcy laws, or assignment for the benefit of creditors of either party to the extent there is a reasonable doubt that such party lacks the resources or ability to properly perform its obligations herein.

    At the end of any twelve month period beginning from the date this Agreement is effective providing written notice by the terminating party of its intention to terminate the Agreement is delivered to the other party not less than 90 days prior to the end of the period.

OSS agrees that in the event of termination, it will continue to remit any commissions due to TMED on sales secured prior to the effective date of the termination, and TMED agrees that it will continue to service accounts throughout the period up to the date of termination.

9. PATENTS AND COPYRIGHTS: TMED agrees that all work produced by TMED pursuant to this Agreement shall be deemed "works for hire." All rights thereto, including any patents or copyrights, shall be the sole and exclusive property of OSS.

10. NON-DISCLOSURE AGREEMENT: TMED agrees to keep confidential and not disclose to any third party any proprietary information of OSS without the prior express written consent of OSS. TMED agrees that during the term of this Agreement and thereafter, TMED will not directly or indirectly use the proprietary information of OSS other than in the course of performing duties on behalf of OSS on a "need to know" basis.

As used herein, the term "proprietary information" shall mean any and all information of a confidential, proprietary or secret nature which is or may be either applicable to, or related in any way to, the business (present or future) of OSS, or the research and development or investigation of activities by OSS.

TMED agrees that no information or documents shall be published or otherwise made public without the prior express written consent of OSS.

11. CLIENT LISTS: TMED agrees that it will fully identify all clients to which OSS Services are proposed or sold and provide OSS with complete information about the client, including but not limited to name, title, address, telephone, fax and email numbers, and business applications being addressed. OSS will register such clients in its sales contact management system and, to the best of its ability, take such actions as are necessary to avoid any conflicts with the client. OSS, from time to time, may supply TMED with prospective leads and lists of current or potential clients. Any list of OSS's clients or customers, whether committed to writing or generally known by TMED, as such list may exist from time to time, constitutes a valuable and unique asset of OSS, and TMED hereby agrees that during and at all times after the term of this Agreement, TMED will not disclose such lists or any part thereof, or the name of any of OSS's customers to any person, firm, corporation, association or other entity for any reason or purpose whatsoever without OSS's written consent.

12. RETURN OF DOCUMENTS: Upon termination of this Agreement (whether by expiration, termination, or otherwise), TMED shall promptly supply to OSS, if requested to do so, all notes, memoranda, writings, lists, files, reports, customer lists, prospect lists, correspondence, indexes, machines and any other tangible products or documents which TMED produced, developed for OSS, received or otherwise had access to while engaged by OSS. Further, without the prior written consent of OSS, TMED will not copy and/or take a copy of any such products or documents in preparation for or upon termination of this engagement. This clause shall not apply to any materials provided by OSS to TMED as part of Schedule A, Payment 2.

13. SOLICITATION OF EMPLOYEES: Each party agrees that it will not recruit or offer employment, either directly or indirectly, to any employee, except those individuals who regularly and customarily perform free-lance services, who has been engaged by other party during the term of this Agreement, and for one year after the termination of such engagement, except with written consent.

14. CONFLICTS OF INTEREST: TMED acknowledges that OSS does not wish to acquire or use any trade secrets or documents of others. TMED represents and warrants that it will not disclose to OSS or use any such trade secrets or documents. TMED represents and warrants that work to be performed under this Agreement will not require it to violate any confidence of another, and TMED represents and warrants that it has not entered into any agreement which imposes any obligation which conflicts with its obligations herein.

15. WARRANTIES BY CONSULTANT: TMED shall not, directly or indirectly, use or cause OSS to use, in any prohibited manner, any material which is subject to a patent, trademark or copyright of another without appropriate authorization. In the event that any work or consultation services performed for OSS by TMED violates the rights of another, TMED shall indemnify and hold harmless OSS for any such violation.

It is specifically understood that TMED shall use its best efforts and that there are no guarantees or warranties concerning the product of those efforts, except as provided herein. Where a date of completion is given by TMED, TMED will use its best efforts to complete its services on or before the date given, but will not be liable for loss or inconvenience caused by delay or failure to complete the services required on said date.

16. LIMITATION OF LIABILITY: TMED warrants that the services performed by it herein shall conform to accepted industry practices. However, since TMED has limited control over the use or application of the work output, the liability of TMED to OSS herein for damages, regardless of the form of action, shall not exceed the total amount paid for services rendered under this contract. Except as specified herein, neither party to this Agreement shall be liable to other party for damages or losses of any kind, including special, incidental and consequential damages, loss of anticipated profit, or unabsorbed direct costs or overhead, or any other losses or claims whatever on account of or arising out of its activities pursuant to this Agreement.

17. INDEPENDENT CONTRACTOR STATUS: Except for the express purpose of TMED soliciting sales of OSS's Services, neither party hereto shall be deemed to be the agent, partner, or representative of the other. Except for duly authorized sales contracts, neither party shall have authority to make any agreement or incur any liability on behalf of the other party, nor shall either party be liable for any acts, omissions to act, contracts, commitments, promises or representations made by the other, except as the parties may otherwise expressly agree in writing. TMED shall be totally responsible for all taxes, fees, licenses, or other charges required by any jurisdictions for any compensation to TMED, its officers, employees, agents, vendors or subcontractors resulting from this Agreement.

18. TMED'S RIGHT TO ENGAGE IN OTHER NON-COMPETITIVE WORK: The parties agree that OSS shall have no proprietary or other rights to the work or activities of TMED not directly related to services performed for OSS. Thus, it is acknowledged that TMED will continue other customary duties and endeavors which are unrelated to the Services provided by OSS. However, TMED and OSS each agree that during the course of this Agreement and for one years thereafter, they will not compete directly or indirectly , with the other or represent or market products or services of or own 5% or more of any company which competes with the other in the United States in any business in which the other was engaged as of the effective date of this Agreement. In addition, Charles Turcan, Diane Turcan and Sue Kwentus, jointly and severally, agree that following the termination of this Agreement, they will not, directly or indirectly, engage in, be associated with or own any interest in any business involved in a business doing business in the United States which is in competition with the business being conducted by OSS at the time of the termination of this Agreement for a period of one year following such termination or, if earlier, until they have provided for the payment to OSS of an amount equal to any outstanding Draw or advance provided by OSS.. Nothing in this paragraph 18 shall be construed as to deny either party or individual signatory to this Agreement the right to pursue any business activity in which it was engaged as of the date this Agreement was made, or any new business activity subsequent to the date this Agreement was made which is wholly separate from and independent of any activity covered by the terms of this Agreement or any extension thereof.


19. NONEXCLUSIVE ARRANGEMENT: TMED understands that OSS has entered into strategic business partnerships with various other companies, including but not limited to, Microsoft Corporation, Edify Corporation, Echostar - The Dish Network, Worldcom/Gridnet (LDDS), Sprint, Healthcare Communications Group, and Medical Education Collaborative. It is the nature of these agreements that they are nonexclusive and their rights and benefits are not transferable to other parties. OSS anticipates it will continue its existing agreements and make other, similar arrangements which enhance its service offerings and increase its access to markets. TMED agrees that nothing in this Agreement shall be construed as limiting OSS's right to enter into or execute such agreements with other business partners.

20. ASSIGNMENT: Neither party may assign or otherwise transfer this Agreement or any of its rights or obligations herein without the prior written consent to such assignment or transfer by the other party.

21. OPTION FOR FIRST RIGHTS OF REFUSAL: The parties agree that successful execution of this Agreement will result in the development of a substantial and potentially lucrative business activity. It is also likely that during the term of this Agreement or its optional extension, TMED may be approached by other internet or intranet services providers, content developers, or similar entities who are offering products, services or similar business arrangements. TMED agrees that it will offer OSS exclusive right of first refusal to negotiate jointly with TMED concerning any such arrangement, or alternatively to propose equivalent arrangements with TMED or third parties. OSS agrees that it will promptly respond and/or negotiate in good faith to any notice by TMED of the receipt of all offers from a third party and that agreement will not be unreasonably withheld.

         22. RIGHT OF FIRST REFUSAL: The parties agree that it is the intent of this Agreement to forge a long term strategic relationship between the parties. As part of the compensation arrangements, OSS has made available to TMED an opportunity to acquire substantial beneficial interest in OSS common Stock. If during the term of this Agreement, or any extension thereof, TMED should determine to make a public offering or private placement of its stock, it will notify OSS of such a determination and offer to OSS the exclusive first right of refusal to acquire all or part of such offering or private placement at terms no less favorable than those offered to any third party.

         23. ARBITRATION: All claims or disputes arising out of this Agreement or the breach thereof shall be decided by arbitration in accordance with the appropriate rules of the American Arbitration Association, then obtaining unless the parties mutually agree otherwise. Notice of demand for arbitration shall be filed in writing with the other party to the Agreement and with the American Arbitration Association and shall be made within a reasonable time after the dispute has arisen. The arbitration hearing shall be held in Denver, Colorado. The arbitration award shall be binding and enforceable in any court having jurisdiction thereover. The cost of the arbitration proceedings, exclusive of each party's own attorney's fees and out of pocket costs, shall be shared equally by both parties.

24. SEPARABILITY: If any provision of this Agreement shall be held, declared or pronounced void, voidable, invalid, unenforceable or inoperative for any reason by any court of competent jurisdiction, or otherwise, all other provisions of this Agreement shall remain in full force and effect and be enforced in accordance with their terms.

25. GENERAL: This Agreement shall be construed and enforced in accordance with the laws of Colorado. This Agreement shall be binding upon the parties, their heirs, successors and assigns. This Agreement supersedes all prior agreements and understandings relating to the subject matter hereof between the parties and may be modified or amended only in writing signed by the party against whom such amendment or modification is sought to be enforced.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the date and year first above written.

ONLINE SYSTEM SERVICES, INC.                TELEMEDICAL SYSTEMS INTEGRATION, INC



BY:                                         BY:
R. Steven Adams                             Charles F. Turcan
President and CEO                           Chief Executive Officer
1800 Glenarm, 8th Floor                     1008 Chateau Lane
Denver, Colorado 80202                      Smyrna, GA 30082

The undersigned agree to the provisions of paragraph 18 of the Agreement as they relate to each of the undersigned.

Charles F. Turcan                           Dated: ________________, 1996

K. Sue Kwentus                              Dated: ________________, 1996

Diane Brown Turcan                          Dated: ________________, 1996

                                   SCHEDULE A
 COMPENSATION TO TMED FOR CONSULTING SERVICES AND INTRODUCTIONS TO POTENTIAL
            THIRD PARTY CONTENT SUPPLIERS OR STRATEGIC PARTNERS


TMED will be compensated for consulting services rendered via the following three methods:

Payment 1: $80,000 in cash for consulting services paid in advance (at contract signing). This payment will be an advance against performance of future services and shall be paid by TMED through the performance of services, including sales of OSS's Services as follows (any amount not so paid by TMED at the termination of this Agreement shall be paid in cash by TMED upon any such termination).

   For the $80,000 advance to be earned by TMED, TMED must provide a minimum of 64 days of consulting services and be credited with commission income ("Credited Income") in addition to that earned pursuant to the terms of Schedule B of at least $80,000, such Credited Income to be based on a 15% override to the commission earned and paid in accordance with Schedule B. For example, on the first $533,333 of sales of OSS's Services for which TMED is to be paid a commission pursuant to Schedule B, TMED will be paid $73,333 (14.5% of $533,333 per Schedule B) and will be credited with $80,000 against payment of the advance (15% of $533,333). The 64 days of consulting services must be performed and the credited income must be based on revenues for firm contracts accepted by OSS by December 31, 1997. In the event that the advance is not earned by December 31, 1997, or the termination date of this Agreement, if earlier, TMED shall be obligated to pay OSS an amount equal to the difference between the Credited Income as of December 31, 1997, or the termination date of this Agreement, if earlier, and $80,000, plus an amount equal to $1,250 times the difference between the number of consulting days actually provided during such period and 64; provided (i) that OSS shall have given TMED a reasonable opportunity to provide at least 64 consulting days prior to December 31, 1997; and (ii) that the maximum amount TMED shall be required to pay OSS pursuant to the foregoing is $80,000. Any amount so owed to OSS by TMED may, so long as this Agreement remains in effect, be paid by deducting such amount from future commission payment to be made to TMED pursuant to Schedule B.

Once the $80,000 advance has been earned as indicated above, TMED shall be paid in cash a commission in addition to the commission to paid pursuant to Schedule B on the next $933,333 of revenues through December 31, 1997 relating to sales of OSS's Services for which TMED is to be paid a commission pursuant to Schedule B, as follows:

                            Revenues (through           Maximum Additional
        Rate                    12/31/97)                   Commission

        15%                    $0-133,333                     $20,000
        7.5%                $133,334-933,333                  $60,000


Payment 2: $45,000 credit for OSS web development services to create desired online presence for TMED at OSS market development rates. Amounts not used in this manner will be paid in cash at the rate of $1,250 per day as consulting services are provided. Additional OSS costs above $45,000 approved by TMED will be deducted from commission payments due.

Credited payments made pursuant to this paragraph shall be made before payments pursuant to the Payment 3 paragraph below. Any portion of the $45,000 credited amount not used shall be paid in cash after payment pursuant to the Payment 3 paragraph.


Payment 3: The parties agree that it is their intent that the remaining $100,000 shall be paid in 28,000 shares of Online System Services common stock. The parties agree to develop mutually acceptable procedures for such payment that are compliant with SEC, IRS and other applicable laws, to be specified in an amendment to this Agreement on or before December 31, 1996.

                                      SCHEDULE B
             COMMISSIONS AND INCENTIVES FOR SALES BY TMED OF OSS SERVICES


Commissions will be based on gross revenues of all sales completed by TMED. Sales shall exclude ongoing access, hosting, and maintenance not prepaid and minor changes to the contract of less than $1,000. Sales made by TMED will be deemed valid only when the contract is signed and accepted by an authorized officer of OSS. Commissions will be deemed earned upon acceptance of such contracts by OSS, but will be paid upon receipt by OSS of payment from end-user client and after deduction of any outstanding draw balances.

Rate        ANNUAL SALES REVENUE        MAXIMUM COMM.

14.5%             $0-$1,000,000      =     $145,000*
15.5%     $1,000,001 $2,000,000      =      155,000
16.5%     $2,000,001 $3,000,000      =      165,000
17.5%     $3,000,001 $4,000,000      =      175,000
19.5%     $4,000,001 $5,000,000      =      195,000
22.5%     $5,000,000                 =      225,000 per Million

plus, a one-time bonus of $50,000 for each $2,500,000 in gross sales in each calendar year

                                  Exhibit 23.1





                          CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report dated February 28, 1997, included in this Form 10-KSB into the Online System Services, Inc.'s previously filed Registration Statement No. 333-13983 on Form S-8.



Arthur Andersen LLP
Denver, Colorado
     March 28, 1997.

                                  Exhibit 23.2




                     CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


        We hereby consent to the use in this Form 10KSB for Online System Services, Inc., of our report dated February 9, 1996, relating to the Financial Statements dated December 31, 1995 of Online System Services, Inc.



Jones, Jensen & Company
March 28, 1997.