Form 10QSB
period 1997-03-31
ONLINE SYSTEM SERVICES INC
filed 1997-05-09
CIK 1011901

FORM 10-QSB - Quarterly
Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of l934.

For the period ended March 31, 1997.
                     ---------------

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

For the transition period from ________________ to _________________.

Commission File Number         0-28462.
                       ----------------

ONLINE SYSTEM SERVICES, INC.
----------------------------
(Exact name of registrant as specified in its charter)

COLORADO                                              84-1293864
----------------------------------------------------------------
(State or other jurisdiction                     I.R.S. Employer
of incorporation or organization             Identification No.)

1800 GLENARM PLACE, SUITE 800, DENVER, CO      80202
------------------------------------------------------
(Address of principal executive offices)    (Zip code)

(303)296-9200
-----------------------------------------------------------------------
(Registrant's telephone number, including area code)

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

[ X ]  YES  [   ]  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of March 8, 1997, Registrant had 3,179,761 shares of common stock outstanding.

                          ONLINE SYSTEM SERVICES, INC.
                                     Index
                                     -----

                                                                                     Page
                                                                                     ----
  Part I.  Financial Information

         Item I.  Financial Statements

                  Unaudited Balance Sheets as of  March 31, 1997
                        and December 31, 1996                                          3

                  Unaudited Statements of Operations, three months
                        March 31, 1997 and 1996                                        4

                  Unaudited Statements of Stockholders' Equity,
                        three months ended March 31, 1997                              5

                  Unaudited Statements of Cash Flows,
                        three months ended March 31, 1997                            6,7

                  Notes to Financial Statements (unaudited)                          8,9

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                  10-13


  Part II. Other Information

         Item 1-5.  Not Applicable                                                    14

         Item 6. Exhibits and Reports on Form 8-K                                     14

  Signatures                                                                          15


                         ONLINE SYSTEM SERVICES, INC.

                                BALANCE SHEETS

                                            March 31,              December 31,
                                              1997                    1996
                                          ------------            ------------
                                    ASSETS
Current assets:
 Cash and cash equivalents                $ 1,847,476               $ 1,645,163
 Short-term investments                     2,701,625                 3,855,343
 Accounts receivable, net                     400,138                   229,350
 Accrued revenue receivables                  140,252                    90,337
 Inventory                                    181,415                   195,941
 Prepaid expenses                             235,494                   132,544
 Short-term deposit                            61,015                    61,015
                                          -----------              ------------
  Total current assets                      5,567,415                 6,209,693
                                          -----------              ------------

Equipment, net                                504,742                   486,344

Other assets                                  164,688                   164,616
                                          -----------              ------------
                                          $ 6,236,845               $ 6,860,653
                                          ===========              ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                         $   359,611               $   331,809
 Accrued expenses                              23,677                    17,684
 Accrued salaries and taxes payable            87,961                    82,806
 Short-term notes payable                          --                        --
 Current portion of note and capital
  leases payable                               29,812                    30,437
 Note payable-related party                        --                        --
 Deferred revenue                              30,869                    48,669
                                          -----------              ------------
  Total current liabilities                   531,930                   511,405
                                          -----------              ------------
Note and capital leases payable                24,717                    32,647
                                          -----------              ------------
  Total Long-Term Liabilities                  24,717                    32,647
                                          -----------              ------------
  Total Liabilities                           556,647                   544,052
                                          -----------              ------------

Stockholders' equity:
 Preferred stock, no par value,
  5,000,000 shares authorized, no
  shares issued or outstanding                     --                        --
 Common stock, no par value, 10,000,000
  shares authorized, 3,177,995 and 3,162,545
  shares issued and outstanding,
  respectively                              7,965,140                 7,953,665
 Stock subscriptions receivable                    --                      (586)
 Accumulated  deficit                      (2,284,942)               (1,636,478)
                                          -----------              ------------
  Total stockholders' equity                5,680,198                 6,316,601
                                          -----------              ------------
Total Liabilities and Equity              $ 6,236,845               $ 6,860,653
                                          ===========              ============



 The accompanying notes to financial statements are an integral part of these balance sheets.

                          ONLINE SYSTEM SERVICES, INC.

                            STATEMENTS OF OPERATIONS

                                            For Three Months Ended
                                                  March 31,
                                              1997         1996
                                          (Unaudited)  (Unaudited)
                                          -----------  -----------
Net sales:
     Service sales                        $  402,890   $  243,336
     Hardware and software sales             113,582       23,513
                                          -----------  -----------
                                             516,472      266,849

Cost of sales:
     Cost of services                        238,745      141,027
     Cost of hardware and software            96,293       21,271
                                          -----------  -----------
                                             335,038      162,298
                                          -----------  -----------
     Gross margin                            181,434      104,551
                                          -----------  -----------

Operating expenses:
     Sales and marketing expenses            285,868       63,173
     Product development expenses            209,944       66,551
     General and administrative expenses     356,902      131,132
     Depreciation and amortization            36,838       10,044
                                          -----------  -----------
                                             889,552      270,900
                                          -----------  -----------

     Loss from operations                   (708,118)    (166,349)

Other income (expense):
     Interest income (expense)                59,654       (2,695)
                                          -----------  -----------

Loss before provision for income taxes      (648,464)    (169,044)
Provision for income taxes                        --           --
                                          -----------  -----------
Net loss                                  $ (648,464)  $ (169,044)
                                          ===========  ===========
Net loss per common and common
 equivalent share (Note 3)                   $( 0.20)      $(0.07)
                                          ===========  ===========
Weighted average common and common
 equivalent shares outstanding (Note 3)    3,172,715    2,550,695
                                          ===========  ===========





             The accompanying notes to financial statements are an
                      integral part of these statements.

                         ONLINE SYSTEM SERVICES, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                               Common Stock              Stock                          Stockholders'
                                        -------------------------    Subscriptions     Accumulated         Equity
                                         Shares          Amount       Receivable         Deficit          (Deficit)
                                        ---------     -----------     -----------     ------------      -----------
Balances, December 31, 1994                    --     $        --     $        --     $         --      $        --
Common stock issued to founder
      for cash at an average price
      of $0.0002 per share                480,000             100              --               --              100
Common stock issued to founders for
      services rendered at $0.05
      per share 125,000                   125,000           6,250              --               --            6,250
Common stock issued for services
      rendered at $0.56 per share         370,000         207,707              --               --          207,707
Stock subscriptions  receivable                --              --         (57,269)              --          (57,269)
Common stock issued in private
      placement for cash at $0.50
      per share 650,000                   650,000         325,000              --               --          325,000
Net loss                                       --              --              --         (482,239)        (482,239)
Subchapter S corporation losses
      allocated to individual
      shareholders                             --        (266,193)             --          266,193               --
                                        ---------     -----------     -----------     ------------      -----------

Balances, December 31, 1995             1,625,000         272,864         (57,269)        (216,046)            (451)

Common stock issued in conjunction
      with private placement              182,245         410,000              --               --          410,000
Less offering costs                            --          (6,330)             --               --           (6,330)
Common stock issued in conjunction
      with initial public offering
      for cash at $6.75 per unit        1,265,000       8,538,750              --               --        8,538,750
Less offering costs                            --      (1,306,769)             --               --       (1,306,769)
Exercise of stock options and warrants     90,300          45,150              --               --           45,150
Stock subscriptions receivable                 --              --          56,683               --           56,683
Net loss                                       --              --              --       (1,420,432)      (1,420,432)
                                        ---------     -----------     -----------     ------------      -----------

Balances, December 31, 1996             3,162,545       7,953,665            (586)      (1,636,478)       6,316,601

Exercise of stock options (unaudited)      15,450          11,475              --               --           11,475
Stock subscriptions receivable
      (unaudited)                              --              --             586               --              586
Net loss for the three months ended
       March 31, 1997 (unaudited)              --              --              --         (648,464)        (648,464)
                                        ---------     -----------     -----------     ------------      -----------

Balances, March 31, 1997 (unaudited)    3,177,995     $ 7,965,140     $        --     $ (2,284,942)     $ 5,680,198
                                        =========     ===========     ===========     ============      ===========

 The accompanying notes to financial statements are an integral part of these statements.

                          ONLINE SYSTEM SERVICES, INC.
                            STATEMENTS OF CASH FLOWS



                                                 For the Three Months ended
                                                          March 31,
                                                    1997           1996
                                                (Unaudited)     (Unaudited)
                                               ------------     -----------
Cash flows from operating activities:
 Net loss                                       $ (648,464)      $(169,044)
 Adjustments to reconcile net loss to
  net cash used in operating
   activities:
    Depreciation and amortization                   36,811          10,044
    Stock issued for services                          586          33,876
 Changes in operating assets and
  liabilities:
    Short-term deposit                                  --              --
    Accounts receivable                           (170,788)            443
    Accrued revenue receivables                    (49,915)            ---
    Inventory                                       14,526        (101,975)
    Prepaid expenses                              (102,950)           (495)
    Other assets                                       (72)        (16,688)
    Accounts payable                                27,802         138,184
    Accrued expenses                                11,148          35,799
    Deferred revenue                               (17,800)             --
                                               ------------     -----------
    Net cash used in operating activities         (899,116)        (69,856)
                                               ------------     -----------

Cash flows from investing activities:
 Proceeds from short-term investments            1,153,718              --
 Purchase of equipment                             (55,209)        (94,392)
                                               ------------     -----------
    Net cash provided by
     (used in) investing activities              1,098,509         (94,392)
                                               ------------     -----------
Cash flows from financing activities:
     Payments on note payable and
      capital leases                                (8,555)         (6,518)
 Proceeds from issuance of common stock             11,475         410,000
     Payments on short-term notes payable               --          (6,330)
     Payments on note payable - related party           --         (41,814)

     Payments received on stock
      subscriptions receivable                          --          20,000
                                               ------------     -----------
          Net cash provided by
           financing activities                      2,920         375,338
                                               ------------     -----------
Net increase in cash and cash
 equivalents                                       202,313         211,090
                                               ------------     -----------
Cash and cash equivalents at
 beginning of period                             1,645,163          25,241
                                               ------------     -----------
Cash and cash equivalents at end of
 period                                         $1,847,476       $ 236,331
                                               ============     ===========



              The accompanying notes to financial statements are
                     an integral part of these statements.

                          ONLINE SYSTEM SERVICES, INC.
                      STATEMENTS OF CASH FLOWS (Continued)

                                           For the Three Months Ended
                                                    March 31,
                                              1997            1996
                                          (Unaudited)     (Unaudited)
                                          -----------     -----------
Supplemental disclosure of cash flow
 information:

Cash paid for
      Interest                                  $620         $ 2,468
      Income taxes                                --              --
Supplemental schedule of non-cash
 investing and financing activities:
      Stock issued for services                 $586         $33,876
      Equipment acquired from
       related parties                            --              --
      Capital lease for equipment                 --         $30,323




             The accompanying notes to financial statements are an
                      integral part of these statements.

                         ONLINE SYSTEM SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 1996 AND MARCH 31, 1997

NOTE 1--BASIS OF PRESENTATION

       The accompanying unaudited interim financial statements have been prepared without audit pursuant to rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

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

NOTE 3 - NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

       Net loss per common and common equivalent share has been computed based upon the weighted average number of common shares and common share equivalents outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices below the initial public offering price during the twelve month period prior to the offering (using the treasury stock method for common stock for common stock equivalents at an assumed offering price of $6.75 per unit) have been included in the calculation as if they were outstanding for all periods presented regardless of whether they were antidilutive.

NOTE 4 - CONCENTRATION OF CREDIT RISK

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

       The Company had one major customer for the three months ended March 31, 1997, which accounted for 12% of net sales. The Company had one major customer for the three months ended March 31, 1996, which accounted for 23% of net sales.

NOTE 5 - NEW ACCOUNTING STANDARD

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which supercedes Accounting Principles Board Opinion No. 15, "Earnings per Share". SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997 and simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basis earnings per share. SFAS No. 128 requires dual presentation of basis and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company does not believe that its loss per share calculations will be materially affected as a result of adopting SFAS No. 128.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       The Company develops sophisticated websites that are targeted to three specific industry segments. During the first quarter of 1997, the Company formed three separate business units, Cable Access America (CAA), Healthcare, and the Business Resource Group (BRG), in order to better focus its efforts within each industry segment. CAA is a turnkey product and service package featuring the use of hybrid cable modem technology designed to put cable television operators in the Internet servicing provisioning business. This is an outgrowth of the Company's Community Access America products and services that have been offered to a variety of markets since the latter part of 1995. The Healthcare division features the MD Gateway website and is focused primarily on online medical education for healthcare professionals and accredited Continuing Medical Education (CME) programs for physicians. The BRG develops, markets, and supports sophisticated, interactive Web sites for customers' use on the Internet or Intranets. The BRG utilizes an interactive Web design process called "WebQuest" to expedite the design of Web sites with customers both locally and by use of remote computer access and acts as a reseller of Edify Corporation's "Electronic Workforce" software that allows interactive, self service applications on the web.

       The Company generates revenues through the sale of design and consulting services for Web site development, resale of software licenses, mark-ups on computer hardware and software sold to customers, maintenance fees charged to customers to maintain computer hardware and Web sites, license fees based on a percentage of revenues from the CAA program, training course fees, and monthly fees paid by customers for Internet access provided by the Company in the Denver market. The Company commenced sales in February 1995, and was in the development stage through December 31, 1995.

       RESULTS OF OPERATIONS

       The following table sets forth for the periods indicated the percentage of net sales by items contained in the statements of operations. All percentages are calculated as a percentage of total net sales, with the exception of cost of services and cost of hardware and software which are calculated as a percentage of service sales and hardware/software sales, respectively.

                                  For the Three Months Ended
                                         March  31,
                               ------------------------------
                                  1997                1996
                                  ----                ----
Net Sales:
  Service sales                   78.0%               91.2%
  Hardware/software sales         22.0%                8.8%
                                 ------              ------
    Total net sales              100.0%              100.0%

Cost of sales:
  Cost of services (as
  percentage of service sales)    59.3%               58.0%
  Cost of hardware and software
  (as percentage of hardware
  and software sales)             84.8%               90.5%
                                 ------              ------
    Cost of sales                 64.9%               60.8%
                                 ------              ------

Gross Margin                      35.1%               39.2%
                                 ------              ------

Operating expenses:
  Sales and marketing expenses    55.4%               23.7%
  Product development expenses    40.6%               24.9%
  General and administrative
   expenses                       69.1%               49.1%
  Depreciation and amortization
   expense                         7.1%                3.8%
                                 ------              ------
    Total operating expenses     172.2%              101.5%

Loss from operations           (137.1%)             (62.3%)

Net Loss                       (125.6%)             (63.3%)

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     Net sales for the three months ended March 31, 1997 totaled $516,472, including $402,890 for service sales and $113,582 for hardware and software sales. This represents an increase of 94% above 1996 net sales of $266,849 which consisted of $243,336 for service sales and $23,513 for hardware and software sales. The Company had one major customer for the three months ended March 31, 1997, which accounted for 12% of net sales. The Company had one major customer for the three months ended March 31, 1996, which accounted for 23% of net sales. The increase in sales for the 1997 period, compared to 1996, was due to the expanded development of the Company's product and service offerings in the Cable Access America and healthcare areas, and to a substantial increase in marketing and sales activities in general.

     Cost of sales as a percentage of net sales was 64.9% for the 1997 period and 60.8% for the 1996 period. Cost of sales on hardware and software sales are generally higher than on service sales. Therefore, the Company's overall gross profit margin is higher during periods when service sales are a greater percentage of total net sales. The increase in the cost of sales as a percentage of net sales in the three-month period of 1997 is due to the lower percentage of service sales in the 1997 period, compared to the 1996 period.


Sales and marketing expenses were $285,868 for the 1997 period and $63,173 for the 1996 period. Sales and marketing expenses as a percentage of net sales increased from 23.7% in 1996 to 55.4% in 1997. The increase in dollars spent, as well as the increase as a percentage of net sales during the 1997 period, were due to the hiring of new sales and marketing personnel and associated expenditures. The Company also developed initial marketing materials, began lead generation activity and began to sell its CAA and CME products and services. In addition the Company entered into an agreement with Telemedical Systems Integration, Inc. (TMED) during the fourth quarter of 1996 to serve as the Company's primary sales group for its healthcare products including the recently introduced CME products. The Company incurred significant expenses during the three-month period ended March 31, 1997 related to initial training of and lead generation for this sales force.

     Product development expenses were $209,944 for the three months ended
March 31, 1997, compared to $66,551 for the 1996 period. Product development expense as a percentage of net sales increased from 24.9% in 1996 to 40.6% in 1997. The increase in these expenses, as well as the increase as a percentage of net sales during the 1997 period, reflects the continued development of the Company's products and services. Product development expenses during the 1997 period included the completion of the initial development of the Company's CAA products and initial product offerings targeted at the CME segment of the healthcare market. Product development expenses during the 1996 period included enhancements to the initial CAA product and early development of the Company's Webquest process. Product development expenses are expected to continue to increase during the remainder of fiscal 1997 as the Company continues to develop the CAA and CME products and services and investigates the feasibility of other product offerings.

     General and administrative expenses were $356,902 for the three months ended March 31, 1997, compared to $131,132 for the 1996 period. General and administrative expenses as a percentage of net sales increased from 49.1% in 1996 to 69.1% in 1997. The dollar and percentage increases reflect the development of the Company's general and administrative infrastructure, including finance, accounting, business development and investor relations capabilities, as well as additional expenses related to being a public company.

     Depreciation and amortization expenses were $36,838 for the three months ended March 31, 1997, compared to $10,044 for the 1996 period. This increase reflects the increase in fixed assets and equipment to support higher levels of Web site and Internet access services, as well as to support the growth in the number of employees.

      Other income (expense) was $59,654 during the three-month period ended March 31, 1997, compared to ($2,695) for the 1996 period. Upon completion of the Company's initial public offering in May 1996, the Company paid a portion of its outstanding debt resulting in a reduction of future interest expense and began earning interest income on the invested net proceeds. The Company's investments consist of U.S. Treasury Bills and cash equivalents.

      Net losses were $648,464 in the three-month period ended March 31, 1997 compared to $169,044 for the 1996 period. This increase in loss in the 1997 period reflects expenses in the marketing and sales, product development, and general and administrative areas that have increased at a faster rate than net sales. This is due to the time lag associated with product development and market introduction as well as the long sales cycle for most of the Company's
products and services.    The Company expects to continue to experience
increased operating expenses and capital investments during the remainder of fiscal 1997, as it continues to develop new product offerings and the infrastructure required to support its anticipated growth. The Company believes that, initially, these expenses are expected to be greater than increases in net sales and, more likely than not, will result in substantial operating losses in the second and third quarters of fiscal 1997. The Company expects to report an operating loss for the full year ending December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1997, the Company had cash and cash equivalents of $1,847,476, short-term investments of $2,701,625 and working capital of $5,035,485. The Company has financed its operations and capital equipment expenditures through a combination of public and private sales of common stock, issuing common stock for services, lease financing, short-term loans and the utilization of trade payables. During 1996, the Company completed an initial public offering of its common stock which resulted in net proceeds to the Company of $7,231,981 and the issuance of an additional 1,265,000 shares of common stock.

     During the three months ended March 31, 1997, the Company purchased $55,209 of fixed assets. These purchases were primarily computer equipment, communications equipment, cable modems and software necessary to develop and demonstrate the recently introduced Cable Access America products. In anticipation of future growth, the Company expects to invest a minimum of $200,000 during the remainder of fiscal 1997 to purchase additional computer equipment, software and office equipment.

     Accounts receivable balances increased from $229,350 at December 31, 1996 to $400,138 at March 31, 1997, due to the increased sales level during the three month period and a concentration of billing towards the end of the quarter. Due to the Company's utilization of the percentage of completion method of revenue recognition for its Web services, an asset of $140,252, representing revenue earned and not billed, is shown as accrued revenue receivable at March 31, 1997. This amount has increased from $90,337 at December 31, 1996 due to increased revenue for the quarter. A liability for amounts invoiced but not earned of $30,869 is shown as deferred revenue at March 31, 1997. The Company's hardware and software inventory of $181,415 at March 31, 1997 decreased from $195,941 at December 31, 1996, and consists of software licenses and computer hardware purchased by the Company for resale.

     Prepaid expenses increased to $235,494 at March 31, 1997, from $132,544 at December 31, 1996, primarily due to amounts prepaid for insurance for the Company. The major portion of the remaining balance consists primarily of amounts paid under a marketing and sales agreement with an independent company. These amounts consist of advanced consulting fees, sales commission advances and travel advances that are expected to be earned through commissions on sales of the Company's CME products and services. Trade account payables at March 31, 1997, increased to $359,611 from $331,809 at December 31, 1996, due to the increased level of business activity for the quarter.

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

Part II.-- Other Information
----------------------------

Items 1-5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits
            Exhibit 27 - Financial Data Schedule

       (b)  Reports on Form 8-K
            None

                                  Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ONLINE SYSTEM SERVICES, INC.



Date:  March 31, 1997            By   /S/Thomas S. Plunkett
                                      ---------------------
                                      Vice President and
                                      Chief Financial Officer

March 31, 1997

Via EDGAR

Securities and Exchange Commission
450 Fifth Street N.W.
Washington, D.C.  20549

          RE:  Online System Services, Inc.
               Quarterly Report of Form 10-QSB
               for the Quarter Ended March 31, 1997
               Commission File No. 0-28462

Ladies and Gentlemen:

The registrant, Online System Services, Inc. (The Company), first became subject to the reporting requirements under the Securities Exchange Act of 1934, as amended, on May 23, 1996. Enclosed for filing with the Commission via EDGAR is the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997.

Very truly yours,

ONLINE SYSTEM SERVICES, INC.


By        /S/ Thomas S. Plunkett
          ----------------------
          Vice President and
          Chief Financial Officer

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