Form 10QSB
period 1997-06-30
ONLINE SYSTEM SERVICES INC
filed 1997-08-12
CIK 1011901

FORM 10-QSB - Quarterly
Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of l934.

For the period ended June 30, 1997.
                     --------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______________ to _______________.

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

(303)296-9200
-------------
(Registrant's telephone number, including area code)

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

[X] YES   [_]  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of August 12, 1997, Registrant had 3,191,411 shares of common stock outstanding.

                         ONLINE SYSTEM SERVICES, INC.
                                     INDEX
                                     -----

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

         ITEM I. FINANCIAL STATEMENTS

                 UNAUDITED BALANCE SHEETS AS OF  JUNE 30, 1997
                       AND DECEMBER 31, 1996                                  3

                 UNAUDITED STATEMENTS OF OPERATIONS, THREE MONTHS AND SIX
                       MONTHS ENDED JUNE 30, 1997 AND 1996, RESPECTIVELY      4

                 UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY,
                       SIX MONTHS ENDED JUNE 30, 1997                         5

                 UNAUDITED STATEMENTS OF CASH FLOWS, SIX MONTHS ENDED
                       JUNE 30, 1997                                        6,7

                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                  8,9

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS      10-14


PART II. OTHER INFORMATION

         ITEM 1-3 & 5.  NOT APPLICABLE                                       15

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         15

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            15


SIGNATURES                                                                   16

                         ONLINE SYSTEM SERVICES, INC.

                                BALANCE SHEETS



                                            JUNE 30,     DECEMBER 31,
                                              1997             1996
                                        -------------    -------------
                               ASSETS

Current Assets:
   Cash and cash equivalents              $ 3,727,675      $ 1,645,163
   Short-term investments                         ---        3,855,343
   Accounts receivable, net                   480,807          229,350
   Accrued revenue receivables                211,212           90,337
   Inventory                                  125,622          195,941
   Prepaid expenses                           305,361          132,544
   Short-term deposit                          61,015           61,015
                                        -------------    -------------
    Total current assets                    4,911,692        6,209,693
                                        -------------    -------------
Equipment, net                                682,970          486,344

Other assets                                  164,671          164,616
                                        -------------    -------------
TOTAL ASSETS                              $ 5,759,333      $ 6,860,653
                                        =============    =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                       $   464,467      $   331,809
   Accrued expenses                            71,953           17,684
   Accrued salaries and taxes payable         121,826           82,806
   Current portion of note and capital
    leases payable                             31,097           30,437
   Deferred revenue                            85,876           48,669
                                        -------------    -------------
    Total current liabilities                 775,219          511,405
                                        -------------    -------------

Note and capital leases payable                16,440           32,647
                                        -------------    -------------

Stockholders' equity:

   Preferred stock, no par value,
    5,000,000 shares authorized, no
    shares issued or outstanding                  ---              ---
   Common stock, no par value
    10,000,000 shares authorized,
    3,191,411 and 3,162,545 shares
    issued and outstanding, respectively    7,896,848        7,953,665
   Stock subscriptions receivable                 ---             (586)
   Accumulated  deficit                    (2,929,174)      (1,636,478)
                                        -------------    -------------
    Total stockholders' equity              4,967,674        6,316,601
                                        -------------    -------------

TOTAL LIABILITIES AND
  STOCKHOLDER'S EQUITY                    $ 5,759,333      $ 6,860,653
                                        =============    =============


The accompanying notes to financial statements are an integral part of these balance sheets.

                         ONLINE SYSTEM SERVICES, INC.

                           STATEMENTS OF OPERATIONS

                                            For the Three Months        For the Six Months
                                                   Ended                      Ended
                                                  June 30,                   June 30,
                                             1997         1996          1997          1996
                                          (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)
                                          ----------   ----------   ------------   ----------
Net sales:
     Service sales                        $  473,316   $  192,845   $    876,206   $  436,181
     Hardware and software sales             175,381      108,246        288,963      131,759
                                          ----------   ----------   ------------   ----------
                                             648,697      301,091      1,165,169      567,940

Cost of sales:
     Cost of services                        296,830      127,697        535,574      268,724
     Cost of hardware and software           147,763       82,909        244,055      104,180
                                          ----------   ----------   ------------   ----------
                                             444,593      210,606        779,629      372,904
                                          ----------   ----------   ------------   ----------
       Gross Margin                          204,104       90,485        385,540      195,036
                                          ----------   ----------   ------------   ----------

Operating expenses:
     Sales and marketing expenses            245,403      128,972        531,272      192,146
     Product development expenses            229,557      103,011        439,501      169,562
     General and administrative expenses     384,846      159,344        741,749      290,476
     Depreciation and amortization            38,500       16,471         75,337       26,515
                                          ----------   ----------   ------------   ----------

                                             898,306      407,798      1,787,859      678,699
                                          ----------   ----------   ------------   ----------

     Loss from operations                   (694,202)    (317,313)    (1,402,319)    (483,663)

Other income (expense):
     Interest income (expense)                49,969       27,057        109,623       24,363
                                          ----------   ----------   ------------   ----------

Loss before provision for income taxes      (644,233)    (290,256)    (1,292,696)    (459,300)
Provision for income taxes                       ---          ---            ---          ---
                                          ----------   ----------   ------------   ----------
Net loss                                   ($644,233)   ($290,256)   ($1,292,696)   ($459,300)
                                          ==========   ==========   ============   ==========

Net loss per common and common
 equivalent share (Note 3)                    ($0.20)      ($0.10)        ($0.41)      ($0.17)
                                          ==========   ==========   ============   ==========

Weighted average common and common
 equivalent shares outstanding (Note 3)    3,185,276    3,009,228      3,179,030    2,781,214
                                          ==========   ==========   ============   ==========

The accompanying notes to financial statements are an integral part of these statements.

                         ONLINE SYSTEM SERVICES, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                       Stock                         Stockholders'
                                            Common       Stock      Subscriptions     Accumulated         Equity
                                            Shares       Amount       Receivable        Deficit         (Deficit)
                                          ---------    ----------   -------------     -----------     ------------
Balances, December 31, 1994                     ---    $      ---   $         ---     $       ---     $        ---
Common stock issued to founder
     for cash at an average price of
     $0.0002 per share                      480,000           100             ---             ---              100
Common stock issued to founders for
 services rendered at $0.05 per share       125,000         6,250             ---             ---            6,250
Common stock issued for services
 rendered at $0.56 per share                370,000       207,707             ---             ---          207,707
Stock subscriptions receivable                  ---           ---         (57,269)            ---          (57,269)
Common stock issued in private
 placement for cash at $0.50 per share      650,000       325,000             ---             ---          325,000
Net loss                                        ---           ---             ---        (482,239)        (482,239)
Subchapter s corporation losses
 allocated to individual shareholders           ---      (266,193)            ---         266,193              ---
                                          ---------    ----------   -------------     -----------     ------------
Balances, December 31, 1995               1,625,000       272,864         (57,269)       (216,046)            (451)

Common stock issued in conjunction with
 private placement                          182,245       410,000             ---             ---          410,000
Less offering costs                             ---        (6,330)            ---             ---           (6,330)
Common stock issued in conjunction with
 initial public offering for cash at
 $6.75 per unit                           1,265,000     8,538,750             ---             ---        8,538,750
Less offering costs                             ---    (1,306,769)            ---             ---       (1,306,769)
Exercise of stock options and warrants       90,300        45,150             ---             ---           45,150
Stock subscriptions receivable                  ---           ---          56,683             ---           56,683
Net loss                                        ---           ---             ---      (1,420,432)      (1,420,432)
                                          ---------    ----------   -------------     -----------     ------------

Balances, December 31, 1996               3,162,545     7,953,665            (586)     (1,636,478)       6,316,601

Exercise of stock options (unaudited)        28,866        18,183             ---             ---           18,183
Purchase of option to buy common
 stock (unaudited) (Note 6)                               (75,000)                                         (75,000)
Stock subscriptions receivable
 (unaudited)                                    ---           ---             586             ---              586
Net loss for the six  months ended
 June 30, 1997 (unaudited)                      ---           ---             ---      (1,292,696)      (1,292,696)
                                          ---------    ----------   -------------     -----------     ------------

Balances, June 30, 1997 (unaudited)       3,191,411    $7,896,848   $         ---     ($2,929,174)    $  4,967,674
                                          =========    ==========   =============     ===========     ============


The accompanying notes to financial statements are an integral part of these statements.

                         ONLINE SYSTEM SERVICES, INC.

                           STATEMENTS OF CASH FLOWS


                                                          For the Six Months
                                                                Ended
                                                               June 30,
                                                         1997           1996
                                                      (Unaudited)   (Unaudited)
                                                     ------------   -----------
Cash flows from operating activities:
  Net loss                                            ($1,292,696)    ($459,300)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation and amortization                        75,337        26,515
      Stock issued for services                               586        35,016
  Changes in operating assets and liabilities:
      Accounts receivable                                (251,457)     (119,214)
      Accrued revenue receivables                        (120,875)          ---
      Inventory                                            70,319      (101,975)
      Prepaid expenses                                   (172,817)       (8,494)
      Interest receivable                                     ---       (23,001)
      Other assets                                            (55)       (1,101)
      Accounts payable                                    132,659       252,690
      Accrued expenses                                     93,289        40,210
      Deferred revenue                                     37,207           ---
                                                     ------------   -----------
            Net Cash Used in Operating Activities      (1,428,503)     (358,654)
                                                     ------------   -----------

Cash flows from investing activities:
  Proceeds from short-term investments                  3,855,343           ---
  Purchase of equipment                                   271,964      (134,550)
                                                     ------------   -----------
            Net cash provided by (used in)
             investing activities                       3,583,379      (134,550)
                                                     ------------   -----------
Cash flows from financing activities:
  Payments on note payable and capital leases             (15,547)      (15,003)
  Proceeds from issuance of common stock                   18,183     8,948,751
  Purchase of option to buy common stock (Note 6)         (75,000)          ---
  Payments on short-term notes payable                        ---       (50,814)
  Payments received on stock                                  ---        20,000
  Subscriptions receivable stock offering costs               ---    (1,300,337)
                                                     ------------   -----------
            Net cash (used in) provided by
             financing activities                         (72,364)    7,602,597
                                                     ------------   -----------

Net increase in cash and cash equivalents               2,082,512     7,109,393
Cash and cash equivalents at beginning of period        1,645,163        25,241
                                                     ------------   -----------
Cash and cash equivalents at end of period           $  3,727,675   $ 7,134,634
                                                     ============   ===========


The accompanying notes to financial statements are an integral part of these statements.

                         ONLINE SYSTEM SERVICES, INC.

                                                 For the Six Months
                                                         Ended
                                                        June 30,
                                                   1997         1996
                                               (Unaudited)  (Unaudited)
                                               -----------  ----------

Supplemental Cash Flow Information:

Cash paid for
      Interest                                        ---      $ 6,011
      Income taxes                                    ---          ---
Non-cash Investing and Financing Activities:
      Stock issued for services                     $ 586      $35,016
      Capital lease for equipment                     ---        5,440
      Note payable for fixed assets purchased         ---       30,323




The accompanying notes to financial statements are an integral part of these statements.

                         ONLINE SYSTEM SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS

                      DECEMBER 31, 1996 AND JUNE 30, 1997

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

NOTE 3 - NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

          Net loss per common and common equivalent share has been computed based upon the weighted average number of common shares and common share equivalents outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices below the initial public offering price during the twelve month period prior to the offering (using the treasury stock method for common stock and common stock equivalents at an assumed offering price of $6.75 per unit) have been included in the calculation as if they were outstanding for all periods presented regardless of whether they were antidilutive.

NOTE 4 - CONCENTRATION OF CREDIT RISK

          The Company sells computer hardware and software and related services from its Denver offices to the surrounding states. The Company extends credit to its customers.

          Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The

                         ONLINE SYSTEM SERVICES, INC.
                  NOTES TO FINANCIAL STATEMENTS  (CONTINUED)

                      DECEMBER 31, 1996 AND JUNE 30, 1997

NOTE 4 - CONCENTRATION OF CREDIT RISK (CONTINUED)

Company does not believe that it is subject to any unusual risks or significant risks in the normal course of it's business.

          The Company had one major customer for the three months ended June 30, 1997, which accounted for 11% of net sales. The Company had two major customers for the three months ended June 30, 1996, which accounted for 23% and 13% of net sales, respectively. The Company had no customers representing sales of more than 10% during the six-months ended June 30, 1997. The Company had one customer for the six months ended June 30, 1996, which accounted for 12% of net sales.

NOTE 5 - NEW ACCOUNTING STANDARD

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which supercedes Accounting Principles Board Opinion No. 15, "Earnings per Share". SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997 and simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company does not believe that its loss per share calculations will be materially affected as a result of adopting SFAS No. 128.

NOTE 6 - PURCHASE OF OPTION TO BUY COMMON STOCK

          During the quarter ended June 30, 1997, the Company purchased for the price of $75,000 from a consultant to the Company, a stock option to buy 100,000 shares of the Company's common stock at $.50 per share. Upon purchase, the options were cancelled.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The Company develops sophisticated websites and interactive online services that are targeted to three specific industry segments. During the first quarter of 1997, the Company formed three separate business units, Cable Access America (CAA), Healthcare, and the Business Resource Group (BRG), in order to better focus its efforts within each industry segment. CAA is a turnkey product and service package featuring the use of two-way and hybrid cable modem technology designed to put cable television operators in the Internet servicing provisioning business utilizing their existing cable infrastructure. During the three-month period ended June 30, 1997, the Company made enhancements to this system to allow the use in wireless cable environments and began to market its products and services to this market in addition to continuing efforts to market to traditional cable operators. During the quarter ended June 30, 1997, the Company began to market its CAA products outside of the United States and made significant enhancements to the Community Access Partnership (CAP) product . The CAP program involves the licensing to cable and wireless cable customers of the Company's Community Access website template that allows the partner to develop a local content web business within its community. The Healthcare division features the MD Gateway website and is focused primarily on online medical education for healthcare professionals and accredited Continuing Medical Education (CME) programs for physicians. The BRG develops, markets, and supports sophisticated, interactive Web sites for customers' use on the Internet or Intranets. The BRG utilizes an interactive Web design process called "WebQuest" to expedite the design of Web sites with customers both locally and by use of remote computer access and acts as a reseller of Edify Corporation's "Electronic Workforce" software that allows interactive, self service applications on the web. During the three-month period ended June 30, 1997, the Company began the development of an interactive, online banking system utilizing Edify Corporation's software that will be offered on a service bureau basis to credit unions. During the first six months of 1997, the Company also continued its development of electronic commerce capabilities allowing customers to sell goods and services online including completing the financial transactions online.

          The Company generates revenues through the sale of design and consulting services for Web site development, resale of software licenses, mark-ups on computer hardware and software sold to customers, maintenance fees charged to customers to maintain computer hardware and Web sites, license fees based on a percentage of revenues from the CAA and CAP programs, training course fees, and monthly fees paid by customers for Internet access provided by the Company in the Denver market. The Company commenced sales in February 1995, and was in the development stage through December 31, 1995.

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


                                   For the Three Months     For the Six Months
                                          Ended                    Ended
                                         June 30,                 June 30,
                                   --------------------     ------------------
                                     1997        1996        1997        1996
                                    ------      ------      ------      ------
Net Sales:
  Service sales                      73.0%       64.0%       75.2%       76.8%
  Hardware/software sales            27.0%       36.0%       24.8%       23.2%
                                    ------      ------      ------      ------
                                    100.0%      100.0%      100.0%      100.0%

Cost of sales:
  Cost of services                   62.7%       66.2%       61.1%       61.6%
  Cost of equipment                  84.3%       76.6%       84.5%       79.1%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                   For the Three Months     For the Six Months
                                          Ended                    Ended
                                         June 30,                 June 30,
                                   --------------------     ------------------
                                     1997        1996        1997        1996
                                    ------      ------      ------      ------
                                     68.5%       69.9%       66.9%       65.7%
                                    ------      ------      ------      ------
Gross Margin                         31.5%       30.1%       33.1%       34.3%
                                    ------      ------      ------      ------
Operating expenses:
  Sales and marketing expenses       37.8%       42.8%       45.6%       33.8%
  Product development expenses       35.4%       34.2%       37.7%       29.9%
  General and administrative
   expenses                          59.3%       52.9%       63.7%       51.1%
  Depreciation and amortization
   expense                            6.0%        5.5%        6.5%        4.7%
                                    ------      ------      ------      ------

                                    138.5%      135.4%      153.5%      119.5%

Loss from operations               (107.0%)    (105.3%)    (120.4%)     (85.2%)
Net Loss                            (99.3%)     (96.4%)    (110.9%)     (80.9%)


Three Months and Six  Months Ended June 30, 1997 and l996 (Unaudited)

          Net sales for the three months ended June 30, 1997 totaled $648,697, including $473,316 for service sales and $175,381 for hardware and software sales. This represents an increase of 115% above 1996 net sales of $301,091 which consisted of $192,845 for service sales and $108,246 for hardware and software sales. The Company had one major customer for the three months ended June 30, 1997, which accounted for 11% of net sales. The Company had two major customers for the three months ended June 30, 1996, which accounted for 23% and 13% of net sales, respectively.

          Net sales for the six months ended June 30, 1997 totaled $1,165,169, including $876,206 for service sales and $288,963 for hardware and software sales. This represents an increase of 105% above 1996 net sales of $567,940 which consisted of $436,181 for service sales and $131,759 for hardware and software sales. The Company had no customers representing sales of more than 10% during the six-months ended June 30, 1997. The Company had one customer for the six months ended June 30, 1996, which accounted for 12% of net sales.

          The increases in sales for the 1997 three and six-month periods, compared to 1996, were due to the expanded development of the Company's product and service offerings in the CAA, CAP, BRG, and healthcare areas, and to a substantial increase in marketing and sales activities in general. The sales increase includes website development revenue from three customers associated with electronic commerce and initial revenue from online banking development and sale of a CAP license.

          Cost of sales as a percentage of net sales was 68.5% for the three-month 1997 period and 66.9% for the six-month 1997 period and 69.9% and 65.7% for the comparable 1996 periods. Cost of sales on hardware and software sales are generally higher than on service sales. Therefore, the Company's overall gross profit margin is higher during periods when service sales are a greater percentage of total net sales. The decrease in the cost of sales as a percentage of net sales in the three-month period of 1997 is due to the higher percentage of service sales in the 1997 period, compared to the 1996 period. The increase in the cost of sales as a percentage of net sales in the six-month period of 1997 is due to the lower percentage of service sales in the 1997 period, compared to the 1996 period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          Sales and marketing expenses were $245,403 for the three months ended June 30, 1997 and $128,972 for the three months ended June 30, 1996. Sales and marketing expenses as a percentage of net sales decreased from 42.8% in 1996 to 37.8% in 1997. Sales and marketing expenses were $531,272 for the six months ended June 30, 1997 and $192,146 for the six months ended June 30, 1996. Sales and marketing expenses as a percentage of net sales increased from 33.8% in 1996 to 45.6% in 1997. The increase in dollars spent, as well as the increase as a percentage of net sales during the 1997 six-month period, were due to the hiring of new sales and marketing personnel and associated expenditures. The Company also developed initial marketing materials, began lead generation activity and began to sell its CAA and CME products and services. In addition the Company entered into an agreement with Telemedical Systems Integration, Inc. (TMED) during the fourth quarter of 1996 to serve as the Company's primary sales group for its healthcare products, including the recently introduced CME products.
The Company incurred significant expenses during the early part of the six-month period ended June 30, 1997 related to initial training of and lead generation for this sales force. During the three-month period ended June 30, 1997, the Company incurred expenses associated with marketing and trade shows directed towards the wireless cable market and began to market its CAA and CAP products and services to markets outside of the United States.

          Product development expenses were $229,557 for the three months ended June 30, 1997, compared to $103,011 for the 1996 period. Product development expense as a percentage of net sales increased from 34.2% in 1996 to 35.4% in 1997. Product development expenses were $439,501 for the six months ended June 30, 1997, compared to $169,562 for the 1996 period. Product development expense as a percentage of net sales increased from 29.9% in 1996 to 37.7% in 1997. The increase in these expenses, as well as the increase as a percentage of net sales during the 1997 periods, reflect the continued development of the Company's products and services. Product development expenses during the 1997 periods included the completion of the initial development of the Company's CAA and CAP products, addition of wireless cable capabilities, and initial product offerings targeted at the CME segment of the healthcare market. Product development expenses during the 1996 periods included enhancements to the initial CAA product and early development of the Company's Webquest process. Product development expenses are expected to continue to increase during the remainder of fiscal 1997 as the Company continues to develop the CAA, CAP, online banking and electronic commerce products and services and investigates the feasibility of other product offerings.

          General and administrative expenses were $384,846 for the three months ended June 30, 1997, compared to $159,344 for the 1996 period. General and administrative expenses as a percentage of net sales increased from 52.9% in 1996 to 59.3% in 1997. General and administrative expenses were $741,749 for the six months ended June 30, 1997, compared to $290,476 for the 1996 period. General and administrative expenses as a percentage of net sales increased from 51.1% in 1996 to 63.7% in 1997. The dollar and percentage increases reflect the development of the Company's general and administrative infrastructure, including finance, accounting, business development and investor relations capabilities, as well as additional expenses related to being a public company. In addition, during the latter part of the six-month period ended June 30, 1997, the Company incurred expenses and developed capabilities to enter into the international market for its CAA and CAP products and services.

          Depreciation and amortization expenses were $38,500 for the three months ended June 30, 1997, compared to $16,471 for the 1996 period. Depreciation and amortization expenses were $75,337 for the six months ended June 30, 1997, compared to $26,515 for the 1996 period. These increases reflect the increase in fixed assets and equipment to support higher levels of Web site and Internet access services, as well as to support the growth in the number of employees.

          Other income was $49,969 during the three-month period ended June 30, 1997, compared to $27,057 for the 1996 period. Other income was $109,623 during the six-month period ended June 30, 1997, compared to $24,363 for the 1996 period. Upon completion of the Company's initial public offering in May 1996, the Company paid a portion of its outstanding debt resulting in a reduction of future interest expense and began earning interest income on the invested net proceeds. The Company's investments consist of U.S. Treasury Bills, Corporate Bonds, and cash equivalents.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          Net losses were $644,233 in the three-month period ended June 30, 1997 compared to $290,256 for the 1996 period. Net losses were $1,292,696 in the six-month period ended June 30, 1997 compared to $459,300 for the 1996 period. These increases in losses in the 1997 periods reflect expenses in the marketing and sales, product development, and general and administrative areas that have increased at a faster rate than net sales. This is due to the time lag associated with product development and market introduction as well as the
long sales cycle for most of the Company's products and services.    The Company
expects to continue to experience increased operating expenses and capital investments during the remainder of fiscal 1997, as it continues to develop new product offerings and the infrastructure required to support its anticipated growth. The Company believes that, initially, these expenses are expected to be greater than increases in net sales and, more likely than not, will result in substantial operating losses in the third and fourth quarters of fiscal 1997. The Company expects to report an operating loss for the full year ending December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 1997, the Company had cash and cash equivalents of $3,727,675 and working capital of $4,136,473. The Company has financed its operations and capital equipment expenditures through a combination of public and private sales of common stock, issuing common stock for services, lease financing, short-term loans and the utilization of trade payables. During 1996, the Company completed an initial public offering of its common stock which resulted in net proceeds to the Company of $7,231,981 and the issuance of an additional 1,265,000 shares of common stock. During the quarter ended June 30, 1997, the Company purchased for the price of $75,000 from a consultant to the Company, a stock option to buy 100,000 shares of the Company's common stock at $.50 per share. Upon purchase, the options were cancelled.

          During the six months ended June 30, 1997, the Company purchased $271,964 of fixed assets. These purchases were primarily computer equipment, communications equipment, cable modems and software necessary to develop and demonstrate the recently introduced Cable Access America products along with hardware and software necessary to provide the online banking services on a service bureau basis. In anticipation of future growth, the Company expects to invest a minimum of $200,000 during the remainder of fiscal 1997 to purchase additional computer equipment, software and office equipment.

          Accounts receivable balances increased from $229,350 at December 31, 1996 to $480,807 at June 30, 1997, due to the increased sales level during the six month period and a concentration of billing towards the end of the quarter ended June 30, 1997. Due to the Company's utilization of the percentage of completion method of revenue recognition for its Web services, an asset of $211,212, representing revenue earned and not billed, is shown as accrued revenue receivable at June 30, 1997. This amount has increased from $90,337 at December 31, 1996 due to increased revenue for the six month period and an increase in large web development projects that require several months to complete . A liability for amounts invoiced but not earned of $85,876 is shown as deferred revenue at June 30, 1997. The Company's hardware and software inventory of $125,622 at June 30, 1997 decreased from $195,941 at December 31, 1996, and consists of software licenses and computer hardware purchased by the Company for resale.

          Prepaid expenses increased to $305,361 at June 30, 1997, from $132,544 at December 31, 1996, primarily due to amounts prepaid for insurance for the Company and amounts paid to a consultant to the company for services not yet rendered. The major portion of the remaining balance consists primarily of amounts paid under a marketing and sales agreement with an independent company. These amounts consist of advanced consulting fees, sales commission advances and travel advances that are expected to be earned through commissions on sales of the Company's CME products and services. Trade account payable at June 30, 1997, increased to $464,467 from $331,809 at December 31, 1996, due to the increased level of business activity for the six month period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          The Company believes that its cash and cash equivalents and working capital are adequate to sustain operations for at least the next twelve months. If sufficient cashflow is not being generated at the end of this period, the Company may be required to seek additional funds through equity, debt or other external financing. There is no assurance that any additional capital resources, which the Company may need, will be available if and when required, or, if available, available on terms that will be acceptable to the Company.

LENGTH OF SALES CYCLE; POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

          The decision to purchase the Company's products and services is often an enterprise-wide decision by prospective customers and may require the Company to engage in a lengthy sales cycle. The pursuit of sales leads typically involves an analysis of the prospective customer's needs, preparation of a written proposal, one or more presentations and contract negotiations. The Company often provides significant education to prospective customers regarding the use and benefits of Internet or Intranet technologies and products such as Edify's Electronic Workforce. Extensive Web site development or licensing of Electronic Workforce may also involve a substantial commitment of capital and the attendant delays frequently associated with approving large capital expenditures and reviewing new technologies that affect key operations. While the sales cycle varies from customer to customer, it typically has ranged from one to six months for Web site design and support, and from one to three months for Cable Access America projects. The sales cycle may also be subject to a prospective customer's budgetary constraints and internal acceptance reviews, over which the Company has little or no control. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company is unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. If a larger order is delayed or lost to a competitor, the Company's revenues for that quarter could be materially diminished. Moreover, to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected.

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

Part II.-- Other Information
----------------------------

Items 1-3 and 5.  Not Applicable

Item 4.  Submission of matters to a vote of security holders.

         The annual meeting of shareholders of the Company was held on May 20, 1997 at the offices of the Company. The following persons were elected to serve as directors of the Company for the ensuing year and until their successors are duly elected and qualified: R. Steven Adams, Robert M. Geller, Paul H. Spieker, Robert J. Lewis, H. Robert Gill, Richard C. Jennewine and Charles P. Spickert.

         In addition, the proposal to increase from 700,000 to 1,100,000 shares the number of shares reserved for issuance pursuant to the Company's Stock Option Plan of 1995 was approved, with a total of 1,489,800 shares voted with respect to this matter, 1,446,575 shares of which voted for adoption of the resolution, 34,525 shares voted against its adoption and 8,700 shares abstained from voting on this matter. In addition, shareholders approved the appointment of Arthur Anderson LLP as independent accountants of the Company for the fiscal year ending December 31, 1997, 2,418,913 shares voted for adoption of this resolution, 1,100 shares voted against its adoption and 1,450 shares abstained from voting on the matter.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K
              None

                                  Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ONLINE SYSTEM SERVICES, INC.



Date:  August 12, 1997              By    /s/ Thomas S. Plunkett
                                          -----------------------
                                          Vice President and
                                          Chief Financial Officer