Form 10QSB
period 1997-09-30
ONLINE SYSTEM SERVICES INC
filed 1997-11-13
CIK 1011901

FORM 10-QSB - Quarterly
Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of l934.

For the period ended September 30, 1997.
                     -------------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _____________ to _________________.

Commission File Number      0-28462.
                       -------------

ONLINE SYSTEM SERVICES, INC.
----------------------------
(Exact name of registrant as specified in its charter)

COLORADO                                              84-1293864
----------------------------------------------------------------
(State or other jurisdiction                    I.R.S. Employer
of incorporation or organization             Identification No.)

1800 GLENARM PLACE, SUITE 800, DENVER, CO     80202
---------------------------------------------------
(Address of principal executive offices)    (Zipcode)

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

[X]  YES  [_]  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

    As of November 3, 1997, Registrant had 3,221,245 shares of common stock outstanding.

                          ONLINE SYSTEM SERVICES, INC.
                                     INDEX
                                     -----

                                                                  PAGE
                                                                  ----
PART I.  FINANCIAL INFORMATION

         ITEM I. FINANCIAL STATEMENTS

                 BALANCE SHEETS AS OF SEPTEMBER 30, 1997
                  (UNAUDITED) AND DECEMBER 31, 1996                 3

                 UNAUDITED STATEMENTS OF OPERATIONS, THREE
                  MONTHS AND NINE MONTHS ENDED SEPTEMBER 30,
                  1997 AND 1996, RESPECTIVELY                       4

                 UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY,
                  NINE MONTHS ENDED SEPTEMBER 30, 1997              5

                 UNAUDITED STATEMENTS OF CASH FLOWS, NINE
                  MONTHS ENDED SEPTEMBER 30, 1997 AND 1996,
                  RESPECTIVELY                                      6,7

                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)          8,9

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS     10-15


PART II. OTHER INFORMATION

         ITEM 1-5.  NOT APPLICABLE                                  16

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                   16

SIGNATURES                                                          17


                          ONLINE SYSTEM SERVICES, INC.

                                 BALANCE SHEETS

                                          September 30,      December 31,
                                              1997              1996
                                           (Unaudited)
                                          -------------      ------------
                    ASSETS
Current assets:
 Cash and cash equivalents                 $2,559,773         $1,645,163
 Short-term investments                           ---          3,855,343
 Accounts receivable, net                     501,100            229,350
 Accrued revenue receivables                  352,563             90,337
 Inventory                                    190,209            195,941
 Prepaid expenses                             250,852            132,544
 Short-term deposit                            61,015             61,015
                                           ----------         ----------
  Total current assets                      3,915,512          6,209,693
                                           ----------         ----------
Equipment, net                                852,553            486,344

Other assets                                  103,663            164,616
                                           ----------         ----------

Total assets                               $4,871,728         $6,860,653
                                           ==========         ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                          $  456,751         $  331,809
 Accrued expenses                              33,874             17,684
 Accrued salaries and taxes payable           110,501             82,806
 Current portion of note and capital
  leases payable                               24,122             30,437
 Deferred revenue                              15,574             48,669
                                           ----------         ----------
  Total current liabilities                   640,822            511,405
                                           ----------         ----------

Note and capital leases payable                 6,196             32,647
                                           ----------         ----------
Stockholders' equity:

 Preferred stock, no par value,
  5,000,000 shares authorized, no shares
  issued or outstanding                           ---                ---
 Common stock, no par value 10,000,000
  shares authorized, 3,221,245
  and 3,162,545 shares issued and
  outstanding, respectively                 7,912,553          7,953,665
 Stock subscriptions receivable                   ---               (586)
 Accumulated  deficit                      (3,687,843)        (1,636,478)
                                           ----------         ----------
  Total stockholders' equity                4,224,710          6,316,601
                                           ----------         ----------

Total liabilities and stockholder's
 equity                                    $4,871,728         $6,860,653
                                           ==========         ==========



 The accompanying notes to financial statements are an integral part of these balance sheets.

                          ONLINE SYSTEM SERVICES, INC.

                            STATEMENTS OF OPERATIONS

                                                      For the Three Months              For the Nine Months
                                                             Ended                            Ended
                                                          September 30,                    September 30,
                                                     1997             1996              1997          1996
                                                  (Unaudited)     (Unaudited)        (Unaudited)   (Unaudited)
                                                  ------------   ------------        -----------   -----------
Net sales:
     Service sales                                  $  481,415     $  273,043         $1,357,621   $   709,223
     Hardware and software sales                       249,261        134,272            538,224       266,031
                                                    ----------     ----------        -----------   -----------
                                                       730,676        407,315          1,895,845       975,254

Cost of sales:
     Cost of services                                  268,137        174,808            803,711       443,531
     Cost of hardware and software                     217,564         97,647            461,619       201,827
                                                    ----------     ----------        -----------   -----------
                                                       485,701        272,455          1,265,330       645,358
                                                    ----------     ----------        -----------   -----------
       Gross Margin                                    244,975        134,860            630,515       329,896
                                                    ----------     ----------        -----------   -----------
Operating expenses:
     Sales and marketing expenses                      262,181        203,357            793,453       395,503
     Product development expenses                      277,221        129,826            716,722       299,388
     General and administrative expenses               463,433        263,969          1,205,182       554,445
     Depreciation and amortization                      40,778         30,366            116,115        56,881
                                                    ----------     ----------        -----------   -----------
     Loss from operations                             (798,638)      (492,658)        (2,200,957)     (976,321)

Other income:
     Interest income                                    39,969         82,462            149,592       106,824
                                                    ----------     ----------        -----------   -----------
Loss before provision for income taxes                (758,669)      (410,196)        (2,051,365)     (869,497)
Provision for income taxes                                 ---            ---                ---           ---
                                                    ----------     -----------       -----------   -----------
Net loss                                             ($758,669)      ($410,196)      ($2,051,365)    ($869,497)
                                                    ==========     ===========       ===========   ===========
Net loss per common and common
 equivalent share (Note 3)                              ($0.24)         ($0.13)           ($0.65)       ($0.31)
                                                    ==========     ===========       ===========   ===========
Weighted average common and common equivalent
 shares outstanding (Note 3)                         3,195,175       3,097,425         3,184,431     2,766,538
                                                    ==========     ===========       ===========   ===========


  The accompanying notes to financial statements are an integral part of these statements.

                          ONLINE SYSTEM SERVICES, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                       Stock                          Stockholders'
                                          Common        Stock       Subscriptions    Accumulated        Equity
                                          Shares        Amount       Receivable        Deficit         (Deficit)
                                         ---------     ---------    -------------    -----------     ------------
Balances, December 31, 1994                  ---      $      ---      $     ---      $       ---      $       ---
Common stock issued to founders
 for cash at an average price of
 $0.0002 per share                        480,000            100            ---              ---              100
Common stock issued to founders for
 services rendered at $0.05 per share     125,000          6,250            ---              ---            6,250
Common stock issued for services
 rendered at $0.56 per share              370,000        207,707            ---              ---          207,707
Stock subscriptions receivable                ---            ---        (57,269)             ---          (57,269)
Common stock issued in private
 placement for cash at $0.50 per share    650,000        325,000            ---              ---          325,000
Net loss                                      ---            ---            ---         (482,239)        (482,239)
Subchapter S corporation losses
 allocated to individual shareholders         ---       (266,193)           ---          266,193              ---
                                        ---------    -----------      ---------      -----------      -----------
Balances, December 31, 1995             1,625,000        272,864        (57,269)        (216,046)            (451)

Common stock issued in conjunction
 with private placement                   182,245        410,000            ---              ---          410,000
Less offering costs                           ---         (6,330)           ---              ---           (6,330)
Common stock issued in conjunction
 with initial public offering for
 cash at $6.75 per unit                 1,265,000      8,538,750            ---              ---        8,538,750
Less offering costs                           ---     (1,306,769)           ---              ---       (1,306,769)
Exercise of stock options
 and warrants                              90,300         45,150            ---              ---           45,150
Stock subscriptions receivable                ---            ---         56,683              ---           56,683
Net loss                                      ---            ---            ---       (1,420,432)      (1,420,432)
                                        ---------    -----------      ---------      -----------      -----------

Balances, December 31, 1996             3,162,545      7,953,665           (586)      (1,636,478)       6,316,601

Exercise of stock options (unaudited)      58,700         33,888            ---              ---           33,888
Purchase of option to buy common
  stock (unaudited) (Note 6)                             (75,000)                                         (75,000)
Stock subscriptions receivable
  (unaudited)                                 ---            ---            586              ---              586
Net loss for the nine months ended
  September 30, 1997 (unaudited)              ---            ---            ---       (2,051,365)      (2,051,365)
                                        ---------    -----------      ---------      -----------      -----------
Balances, September 30, 1997
  (unaudited)                           3,221,245    $ 7,912,553      $     ---      ($3,687,843)     $ 4,224,710
                                        =========    ===========      =========      ===========      ===========

  The accompanying notes to financial statements are an integral part of these statements.

                          ONLINE SYSTEM SERVICES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                    For the Nine Months
                                                                           Ended
                                                                        September 30,
                                                                 1997                  1996
                                                              (Unaudited)           (Unaudited)
                                                              -----------           -----------
Cash flows from operating activities:
 Net loss                                                     ($2,051,365)            ($869,497)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation and amortization                                  116,115                56,881
   Stock issued for services                                          586                36,021
 Changes in operating assets and liabilities:
   Accounts receivable                                           (271,750)             (173,445)
   Accrued revenue receivables                                   (262,226)                  ---
   Inventory                                                        5,732               (84,082)
   Prepaid expenses                                              (118,308)               (8,475)
   Other assets                                                    60,953              (312,223)
   Accounts payable                                               124,942               177,890
   Accrued expenses                                                43,885                82,298
   Deferred revenue                                               (33,095)               14,013
                                                              -----------           -----------
     Net Cash Used in Operating Activities                     (2,384,531)           (1,080,619)
                                                              -----------           -----------

Cash flows from investing activities:
 Proceeds from short-term investments                           3,855,343                   ---
 Purchase of equipment                                           (482,324)             (314,358)
                                                              -----------           -----------
     Net cash provided by (used in) investing activities        3,373,019              (314,358)
                                                              -----------           -----------
Cash flows from financing activities:
 Payments on note payable and capital leases                      (32,766)              (29,286)
 Proceeds from issuance of common stock                            33,888             8,948,751
 Purchase of option to buy common stock (Note 6)                  (75,000)                  ---
 Payments on short-term notes payable                                 ---               (50,814)
 Payments received on stock subscriptions receivable                  ---                20,000
 Stock offering costs                                                 ---            (1,300,600)
                                                              -----------           -----------
     Net cash provided by (used in) financing activities          (73,878)            7,588,051
                                                              -----------           -----------

Net increase in cash and cash equivalents                         914,610             6,193,074
Cash and cash equivalents at beginning of period                1,645,163                25,241
                                                              -----------           -----------
Cash and cash equivalents at end of period                    $ 2,559,773           $ 6,218,315
                                                              ===========           ===========




  The accompanying notes to financial statements are an integral part of these statements.

                          ONLINE SYSTEM SERVICES, INC.
                      STATEMENTS OF CASH FLOWS (Continued)

                                                    For the Nine Months
                                                          Ended
                                                       September 30,
                                                  1997                 1996
                                              (Unaudited)           (Unaudited)
                                              -----------           -----------
Supplemental Cash Flow Information:

Cash paid for
  Interest                                         ---                 $ 6,011
  Income taxes                                     ---                     ---
Non-Cash Investing and Financing Activities:
  Stock Issued for services                       $586                 $35,016
  Capital lease for equipment                      ---                   5,440
  Note payable for fixed assets purchased          ---                  30,323

  The accompanying notes to financial statements are an integral part of these statements.

                          ONLINE SYSTEM SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS

             SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996

NOTE 1 - BASIS OF PRESENTATION

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

NOTE 4 - CONCENTRATION OF CREDIT RISK

      The Company sells computer hardware and software and related services and in connection therewith extends credit to its customers. Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk.

                          ONLINE SYSTEM SERVICES, INC.
                   NOTES TO FINANCIAL STATEMENTS  (CONTINUED)

             SEPTEMBER 30, 1997 (UNAUDITED) AND DECEMBER 31, 1996

NOTE 4 - CONCENTRATION OF CREDIT RISK (CONTINUED)

      The Company does not believe that it is subject to any unusual risks or significant risks in the normal course of it's business.

      The Company had three major customers for the three months ended September 30, 1997, which accounted for 40%, 15% and 10% of net sales, respectively. The Company had one major customer for the three months ended September 30, 1996, which accounted for 35% of net sales. The Company had one major customer for the nine months ended September 30, 1997, which accounted for 22% of net sales. The Company had one major customer for the nine months ended September 30, 1996, which accounted for 15% of net sales.

NOTE 5 - NEW ACCOUNTING STANDARD

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which supercedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997 and simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The Company does not believe that its loss per share calculations will be materially affected as a result of adopting SFAS No. 128.

NOTE 6 - PURCHASE OF OPTION TO BUY COMMON STOCK

      During the nine-month period ended September 30, 1997, the Company purchased for the price of $75,000 from a consultant to the Company, a stock option to buy 100,000 shares of the Company's common stock at $.50 per share. Upon purchase, the options were canceled.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      To date, the Company has generated revenue through the sale of design and consulting services for Web site development, resale of software licenses, mark-ups on computer hardware and software sold to customers, maintenance fees charged to customers to maintain computer hardware and Web sites, license fees based on a percentage of revenues from the Community Access Partnership
("CAP") products and services, training course fees, and monthly fees paid by customers for Internet access provided by the Company in the Denver market. The Company commenced sales in February 1995, and was in the development stage through December 31, 1995.

      Prior to the quarter ended September 30, 1997, the Company's focus generally was on three markets: general Web site development, maintenance and hosting; rural or small market Internet service providers ("ISP's"); and healthcare information services and continuing medical education ("CME"). These activities were divided into three separate business units early in fiscal 1997, the Business Resource Group ("BRG") for Web site-related activities; Community Access America ("CAA") for the ISP activities; and Healthcare for the CME and healthcare information activities.

      Each of these activities involved in varying degrees the establishment of online communities. As an outgrowth of the Company's BRG and CAA activities, and in recognition of the need to increase the availability of high-speed Internet access, the Company's focus during fiscal 1997 increasingly was on the development of online communities for broadband (high bandwidth or high data transmission capabilities) operators such as cable TV operators (wire and wireless) who the Company believes are in the best position today to provide high-speed Internet access. This focus has resulted in the introduction of the Company's CAP products and services which include a wide range of online services which enable operators and operator's customer to generate online local contact, create Web pages and conduct online commerce and banking and a turnkey product and service package which provides the equipment, training and systems necessary for the broadband operator to become a fully operational ISP. The Company intends to focus its future efforts on its CAP products and services.

      During November 1997, the Company announced to its customers that it was terminating Web site development, maintenance and hosting activities and began to transition this business to other companies. It is OSS's intent to discontinue Web site development activities which are not related to the development of products for its CAP program or do not involve the creation of online communities for particular businesses of information purposes. In addition, during October 1997, the Company licensed its MD Gateway Web site to Medical Education Collaborative ("MEC") and will no longer be developing products for the healthcare market. In the future, revenues from the healthcare market are expected to be limited to license fees received from MEC in connection with the use of MD Gateway.

      Revenues from areas that the Company no longer emphasizes represents $140,782, $772,938, and $1,063,509 of the Company's revenues during the three and nine-month periods ended September 30, 1997, and the year ended December 31, 1996, respectively, representing 19%, 41%, and 74%, respectively, of the total revenues for such periods.

      The Company intends to increase its capital expenditures and operating expenses in order to expand its CAP products and services to support additional subscribers in future markets and to market and provide the Company's services to a growing number of potential subscribers. As a result, OSS expects to incur additional substantial operating and net losses for the balance of fiscal 1997 and for one or more fiscal years thereafter.

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

                                             For the Three Months           For the Nine Months
                                                     Ended                         Ended
                                                September 30,                  September 30,
                                             --------------------           -------------------
                                              1997          1996             1997         1996
                                             ------        ------           ------       ------
Net Sales:
   Service sales                              65.9%         67.0%            71.6%        72.7%
   Hardware/software sales                    34.1%         33.0%            28.4%        27.3%
                                             ------       -------          -------       ------
                                             100.0%        100.0%           100.0%       100.0%

Cost of sales:
   Cost of services                           55.7%         64.0%            59.2%        62.5%
   Cost of hardware/software                  87.3%         72.7%            85.8%        75.9%
                                              66.5%         66.9%            66.7%        66.2%
                                             ------       -------          -------       ------
Gross Margin                                  33.5%         33.1%            33.3%        33.8%
                                             ------       -------          -------       ------

Operating expenses:
   Sales and marketing expenses               35.9%         49.9%            41.9%        40.5%
   Product development expenses               37.9%         31.9%            37.8%        30.7%
   General and administrative expenses        63.4%         64.8%            63.6%        56.9%
   Depreciation and amortization expense       5.6%          7.5%             6.1%         5.8%
                                             ------       -------          -------       ------

                                             142.8%        154.1%           149.4%       133.9%

Loss from operations                        (109.3%)      (121.0%)         (116.1%)     (100.1%)
Net Loss                                    (103.8%)      (100.7%)         (108.2%)      (89.2%)

Three Months and Nine  Months Ended September 30, 1997 and l996 (Unaudited)

      Net sales for the three months ended September 30, 1997 totaled
$730,676, including $481,415 for service sales and $249,261 for hardware and software sales. This represents an increase of 79% above 1996 net sales of $407,315 which consisted of $273,043 for service sales and $134,272 for hardware and software sales. The Company had three major customers for the three months ended September 30, 1997, which accounted for 40%, 15% and 10% of net sales, respectively. The Company had one major customer for the three months ended September 30, 1996, which accounted for 35% of net sales.

      Net sales for the nine months ended September 30, 1997 totaled $1,895,845 including $1,357,621 for service sales and $538,224 for hardware and software sales. This represents an increase of 94% above 1996 net sales of $975,254 which consisted of $709,223 for service sales and $266,031 for hardware and software sales. The Company had one major customer for the nine months ended September 30, 1997, which accounted for 22% of net sales. The Company had one major customer for the nine months ended September 30, 1996, which accounted for 15% of net sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      The increases in sales for the 1997 three and nine-month periods, compared to 1996, were due to the expanded development of the Company's product and service offerings in the CAA, CAP, BRG, and healthcare areas, and to a substantial increase in marketing and sales activities in general. The sales increase includes website development revenue from three customers associated with electronic commerce, initial revenue from an online banking service bureau application and the sale of hardware, software and consulting services to a South American cable provider. Sales to this cable provider accounted for 40% and 22% of revenues for the three and nine-month periods ended September 30, 1997.

      Cost of sales as a percentage of net sales was 66.5% for the three-month 1997 period and 66.7% for the nine-month 1997 period and 66.9% and 66.2% for the comparable 1996 periods. Cost of sales on hardware and software sales are generally higher than on service sales. Therefore, the Company's overall gross profit margin is higher during periods when service sales are a greater percentage of total net sales. The mix of sales between services and hardware and software was comparable for the three-month and nine-month periods and the cost of sales percentages were lower for services and higher for equipment during the 1997 periods as compared to 1996 resulting in overall cost of sales percentages similar from year to year. The lower cost of sales for services during the 1997 periods is a result of larger web projects that utilized some reusable database code as well as consulting projects that allowed higher profit margins than custom web development projects. The higher cost of sales on hardware and software for the 1997 periods was due to equipment sales to larger customers which were at lower margins.

      Sales and marketing expenses were $262,181 for the three months ended September 30, 1997 and $203,357 for the three months ended September 30, 1996. Sales and marketing expenses as a percentage of net sales decreased from 49.9% in 1996 to 35.9% in 1997. Sales and marketing expenses were $793,453 for the nine months ended September 30, 1997 and $395,503 for the nine months ended September 30, 1996. Sales and marketing expenses as a percentage of net sales increased from 40.6% in 1996 to 41.9% in 1997. The increase in dollars spent, as well as the increase as a percentage of net sales during the 1997 nine-month period, were due to the hiring of new sales and marketing personnel and associated expenditures. The Company also developed initial marketing materials, began lead generation activity and began to sell its CAA and CME products and services. In addition the Company entered into an agreement with Telemedical Systems Integration, Inc. (TMED) during the fourth quarter of 1996 to serve as the Company's primary sales group for its healthcare products, including the recently introduced CME products. The Company incurred significant expenses during the early part of the nine-month period ended September 30, 1997 related to initial training of and lead generation for this sales force. During the three-month period ended September 30, 1997, the Company incurred expenses associated with marketing and trade shows directed towards the wireless and wired cable market and continued to market its CAA and CAP products and services to markets outside of the United States.

      Product development expenses were $277,221 for the three months ended September 30, 1997, compared to $129,826 for the 1996 period. Product development expense as a percentage of net sales increased from 31.9% in 1996 to 37.9% in 1997. Product development expenses were $716,722 for the nine months ended September 30, 1997, compared to $299,388 for the 1996 period. Product development expense as a percentage of net sales increased from 30.7% in 1996 to 37.8% in 1997. The significant increase in these expenses, as well as the increase as a percentage of net sales during the 1997 periods, reflect the continued development of the Company's products and services. Product development expenses during the 1997 periods included the completion of the initial development of the Company's CAA and CAP products, addition of wireless cable capabilities, and initial product offerings targeted at the CME segment of the healthcare market. Product development expenses during the 1996 periods included enhancements to the initial CAA product and early development of the Company's Webquest process. Product development expenses are expected to continue to increase during the remainder of fiscal 1997 as the Company continues to develop the CAA, CAP, online banking and electronic commerce products and services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      General and administrative expenses were $463,433 for the three months ended September 30, 1997, compared to $263,969 for the 1996 period. General and administrative expenses as a percentage of net sales decreased from 64.8% in 1996 to 63.4% in 1997. General and administrative expenses were $1,205,182 for the nine months ended September 30, 1997, compared to $554,445 for the 1996 period. General and administrative expenses as a percentage of net sales increased from 56.9% in 1996 to 63.6% in 1997. The dollar increases and percentage increase in the nine-month period reflect the development of the Company's general and administrative infrastructure, including finance, accounting, business development and investor relations capabilities, as well as additional expenses related to being a public company. In addition, during the latter part of the nine-month period ended September 30, 1997, the Company incurred expenses and developed capabilities to enter into the international market for its CAA and CAP products and services.

      Depreciation and amortization expenses were $40,778 for the three months ended September 30, 1997, compared to $30,366 for the 1996 period. Depreciation and amortization expenses were $116,115 for the nine months ended September 30, 1997, compared to $56,881 for the 1996 period. These increases reflect the increase in fixed assets and equipment to support higher levels of Web site and Internet access services, CAA and CAP development and testing as well as to support the growth in the number of employees.

      Other income was $39,969 during the three-month period ended September
30, 1997, compared to $82,462 for the 1996 period. Other income was $149,592 during the nine-month period ended September 30, 1997, compared to $106,824 for the 1996 period. Upon completion of the Company's initial public offering in May 1996, the Company paid a portion of its outstanding debt resulting in a reduction of future interest expense and began earning interest income on the invested net proceeds. The Company's investments consist of U.S. Treasury Bills, Corporate Bonds, and cash equivalents.

      Net losses were $758,669 in the three-month period ended September 30, 1997 compared to $410,196 for the 1996 period. Net losses were $2,051,365 in the nine-month period ended September 30, 1997 compared to $869,497 for the 1996 period. These increases in losses in the 1997 periods reflect expenses in the marketing and sales, product development, and general and administrative areas that have increased at a faster rate than net sales. This is due to the time lag associated with product development and market introduction as well as the long sales cycle for most of the Company's products and services. The Company expects to continue to experience increased operating expenses and capital investments during the remainder of fiscal 1997, as it continues to transition to its new business focus and invests in marketing and sales, product development and client services directed toward broadband providers. The Company believes that, initially, these expenses are expected to be greater than increases in net sales. As a result, OSS expects to incur additional substantial operating and net losses for the balance of fiscal 1997 and for one or more fiscal years thereafter.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1997, the Company had cash and cash equivalents of $2,559,773 and working capital of $3,274,690. The Company has financed its operations and capital equipment expenditures through a combination of public and private sales of common stock, issuing common stock for services, lease financing, short-term loans and the utilization of trade payables. During 1996, the Company completed an initial public offering of its common stock which resulted in net proceeds to the Company of $7,231,981 and the issuance of an additional 1,265,000 shares of common stock. During the nine months ended September 30, 1997, the Company purchased for the price of $75,000 from a consultant to the Company, a stock option to buy 100,000 shares of the Company's common stock at $.50 per share. Upon purchase, the options were canceled.

      During the nine months ended September 30, 1997, the Company purchased $482,324 of fixed assets. These purchases were primarily computer equipment, communications equipment, cable modems and software necessary to develop and demonstrate the recently introduced Cable Access America products along with hardware and software necessary to provide the online banking services on a service bureau basis. In anticipation of future

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

growth, the Company expects to invest a minimum of $150,000 during the remainder of fiscal 1997 to purchase additional computer equipment, software and office equipment.

      Accounts receivable balances increased from $229,350 at December 31, 1996 to $501,100 at September 30, 1997, due to the increased sales level during the nine-month period and a concentration of billing towards the end of the quarter ended September 30, 1997. Due to the Company's utilization of the percentage of completion method of revenue recognition for its Web services, an asset of $352,563, representing revenue earned and not billed, is shown as accrued revenue receivable at September 30, 1997. This amount has increased from $90,337 at December 31, 1996 due to increased revenue for the nine-month period and an increase in large web development projects that require several months to complete. A liability for amounts invoiced but not earned of $15,574 is shown as deferred revenue at September 30, 1997. The Company's hardware and software inventory of $190,209 at September 30, 1997 decreased from $195,941 at December 31, 1996, and consists of software licenses and computer hardware purchased by the Company for resale.

      Prepaid expenses increased to $250,852 at September 30, 1997, from $132,544 at December 31, 1996, primarily due to amounts prepaid for insurance for the Company and amounts paid to a consultant to the company for services not yet rendered. The major portion of the remaining balance consists primarily of amounts paid under a marketing and sales agreement with an independent company. These amounts consist of advanced consulting fees that are expected to be earned through commissions on sales of the Company's CME products and services. Trade account payable at September 30, 1997, increased to $456,751 from $331,809 at December 31, 1996, due to the increased level of business activity for the nine month period.

      The Company believes that its cash and cash equivalents and working capital are adequate to sustain operations for at least the next six months. If sufficient cashflow is not being generated at the end of this period, the Company will be required to seek additional funds through equity, debt or other external financing. There is no assurance that any additional capital resources, which the Company may need, will be available if and when required, or, if available, available on terms that will be acceptable to the Company.

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

         (b)  Reports on Form 8-K  during the quarter ended September 30, 1997
              None

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ONLINE SYSTEM SERVICES, INC.



Date:  November 12, 1997            By  /S/Thomas S. Plunkett
                                        -----------------------
                                        Vice President and
                                        Chief Financial Officer