Form 10KSB
period 1997-12-31
ONLINE SYSTEM SERVICES INC
filed 1998-04-02
CIK 1011901

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                                 ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended          Commission file number
        DECEMBER 31, 1997                    0-28462

                          ONLINE SYSTEM SERVICES, INC.
             (Exact name of registrant as specified in its charter)

          COLORADO                              84-1293864
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)           Identification No.)

       1800 GLENARM PLACE, DENVER, CO             80202
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

               Yes X                      No
                   -                         -

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [__].

   Registrant's revenues for fiscal year ended December 31, 1997: $2,791,556

   Aggregate market value of voting stock held by non-affiliates of registrant as of February 28, 1998: Approximately $22,598,163.

   Number of shares outstanding as of February 28, 1998: 3,333,577 shares of Common Stock, no par value, and 1,359,250 common stock purchase warrants.

   Documents incorporated by reference: Portions of the registrant's definitive Proxy Statement, for the 1998 Annual Meeting of Shareholders to be filed with the Commission, are incorporated by reference in Part III of this Form 10-KSB.

                                     PART I
Item 1.  DESCRIPTION OF BUSINESS.

GENERAL

   Online System Services, Inc. ("OSS" or the "Company") develops, markets and supports products and services that enable broadband operators to provide high-speed Internet access to their customers. The Company's objective is to partner with cable television companies (wired and wireless), telephone companies and other broadband operators, both domestically and internationally, to create online communities that drive commerce and communications. The Company's i2u(TM) software further permits the broadband operators to offer a wide range of online services. The broadband operator, its subscribers and local merchants can develop and update local content on the Internet. The local content portion of i2u promotes the sharing of local information and the fostering of e-commerce and e-banking through data-based Internet Web sites. A time-saving and cost advantage to the broadband operators, from the use of the Company's software, is that a significant portion of the local content is generated by the people actually using the Internet, thus enhancing content quality and developing a commitment to the local community of Internet Web sites.

   Prior to the quarter ended September 30, 1997, the Company's focus generally was on three markets: general Web site development, maintenance and hosting; rural or small market Internet service providers ("ISPs"); and healthcare information services and continuing medical education ("CME"). These activities were divided into three separate units early in fiscal 1997, the Business Resource Group ("BRG") for Web site-related activities; Community Access America ("CAA") for the ISP activities; and Healthcare for the CME and healthcare information activities.

   Each of these activities involved in varying degrees the establishment of online communities. As an outgrowth of the Company's BRG and CAA activities, and in recognition of the need to increase the availability of high-speed Internet access, the Company's focus during fiscal 1997 increasingly was on the development of online communities for broadband (high bandwidth or high data transmission capabilities) operators such as cable TV operators (wired and wireless) who the Company believes are in the best position today to provide high-speed Internet access. This focus has resulted in the introduction of the Company's i2u (formerly "CAP" or "Community Access Partnership") products and services which include a wide range of online services which enable operators and operators' customers to generate online local content, create Web pages and conduct online commerce and banking and a turnkey product and service package which provides the equipment, training and systems necessary for the broadband operator to become a fully operational ISP. The Company intends to focus its future efforts primarily on its i2u products and services.

   During November 1997, the Company announced to its customers that it was terminating Web site development, maintenance and hosting activities and began to transition this business to other companies. OSS is ceasing Web site development activities which are not related to the development of products for its i2u products and services or which do not involve the creation of online communities for particular businesses or information purposes. In addition, during October 1997, the Company licensed its MD Gateway Web site to Medical Education Collaborative ("MEC") and is no longer developing products for the healthcare market. In the future, revenues from the healthcare market are expected to be limited to license fees received from MEC in connection with the use of MD Gateway.

   As discussed more fully in the sections that follow and in "Item 7 - Financial Statements - Note 1 to the Financial Statements," the Company's cash on hand and working capital will be sufficient to fund operations only through May 1998. See Note 1 to the Financial Statements and "Item 6 Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources."

   The Company was incorporated in March 1994 and commenced operations in February 1995.

INVESTMENT CONSIDERATIONS

     Investors should consider all of the information contained in this report including the factors discussed under "Item 1 - Description of Business - General, Competition and Factors That May Affect Future Results," and "Item 6 - Management Discussion and Analysis or Plan of Operations," and "Item 7 - Finanical Statements" before making an investment decision with regard to the Company's stock.

   Information contained in this report, other than historical information, should be considered forward looking and reflects management's current view of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: availability of additional working capital, general economic product development and technology changes; competition and pricing pressures; length of sales cycle; variability of sales order flow; and management growth.

THE INTERNET

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

   The World Wide Web ("Web") is the term commonly used to describe the network of services and information available on the Internet. This technology uses Web browser software that allows non-technical users to exploit the capabilities of the Internet. The Web enables users to find, retrieve and link information on the Internet with easy to use graphical interfaces. The term "Web site" is commonly used to describe the computer screen layouts and the file server computer that are accessible by users of the Web. A Web site typically has a collection of "Web pages" which may contain text, graphics, pictures, sound, animation, video or other multimedia content.

   Increased Internet use and the availability of powerful new tools for the development and distribution of Internet content have led to a proliferation of Internet based services, such as advertising, online magazines, specialized news feeds, interactive games, electronic commerce, electronic banking and educational and entertainment applications, that are increasingly incorporating multimedia information such as video and near-CD-quality audio clips. The Internet has the potential of becoming a platform through which consumers and businesses can easily access rich multimedia information and entertainment and conduct business, creating new sources of revenue for broadband operators, advertisers, content providers and other businesses. However, multimedia content and other data-intensive applications require high bandwidth.

   Today, the average Internet user accesses the Internet via telephone connection. Telephone modems are edging toward 56 kilobits per second ("Kbps") transfer rates, but most current users are still using transfer rates of 14.4 Kbps. At these rates, to send an image filling a computer screen with a color photograph requires about 16 seconds. To download a 10 megabyte ("Mb") software file requires upwards of an hour or more. Despite the frustration of lengthy downloading, Internet and PC usage is growing rapidly. It is estimated that by the year 2,000, 63% of U.S. households will have PCs and 34% of U.S. households will be online. Demand for high-speed Internet access is increasing due to the growing number of telecommuters, home businesses, home PCs, Internet-literate students entering the work place and an increase in the availability and complexity of multimedia.

   Several new technologies attempt to address the performance problems of the Internet. These include Integrated Services Digital Network ("ISDN") technology with data transmission speeds of 128 Kbps and Asymmetric Digital Subscriber Line ("ADSL") technology with peak data transmission speeds of 8.4 megabits per second ("Mbps"), both telecommunications based offerings which are relatively expensive to implement. Wireless offerings include satellite-delivered approaches such as direct broadcast satellite ("DBS") which currently provide peak data transmission speeds of approximately 400 Kbps downstream (delivering information from Web sites) and rely on dial-up modems and the telephone network for upstream transmission ("telephone return") and multichannel multipoint distribution service ("MMDS") and local multipoint distribution service ("LMDS"). MMDS and LMDS are one-way and two-way high-bandwidth wireless digital broadcasting systems, respectively. In recent years, cable system operators have been upgrading to hybrid fiber-coaxial cable infrastructure both to compete more effectively with DBS television providers, which offer a large number of television channels with digital audio and video, and to increase revenue by offering digital television, telephone and data transmission using cable modems through the upgraded infrastructure. In addition, new cable modems have been introduced which can be used with the cable infrastructure currently in place in most systems to provide data transmission speeds of 10 Mbps and more downstream and rely on dial-up telephone modems for upstream transmission ("hybrid access"). For most Internet users, it is more important to have high bandwidth for obtaining information from Web sites (downstream transmission) than it is for sending information over the Internet (upstream transmission). The following table demonstrates comparative data transmission speeds.

COMPARATIVE DATA TRANSMISSION SPEEDS


        TIME TO TRANSMIT A SINGLE 1MB GRAPHIC IMAGE (SUCH AS A HIGH RESOLUTION COLOR PHOTOGRAPH)
Telephone Modem (28.8 Kbps)                                        Approximately 5 minutes
ISDN (64 Kbps)                                                     Approximately 2 minutes
Cable Modem (10 Mbps)                                              Approximately 1 second
---------------------------------------------------------------------------------------------------------


              TIME TO TRANSMIT A 5MB AUDIO/VIDEO CLIP (APPROXIMATELY 1.5 MINUTES IN LENGTH)
Telephone Modem (28.8 Kbps)                                        Approximately 22 minutes
ISDN (64 Kbps)                                                     Approximately 10 minutes
Cable Modem (10 Mbps)                                              Approximately 4 seconds
---------------------------------------------------------------------------------------------------------

OSS'S STRATEGY

   OSS believes technological convergence is occurring rapidly in the areas of television, telecommunications, PCs and the Internet and that with improving data transmission speeds, the Internet will become the global communications medium enabling millions of people to share information and conduct business electronically. As multiple solutions to the data transmission speed problem are developed, OSS believes the ISPs that will be most successful will be those that provide unique services to their subscribers. OSS emphasizes the development of local communities which will drive online commerce and communications and enable ISPs to distinguish their services from competing services. The Company's strategies to achieve its growth objective include:
(i) expanding its marketing and sales resources to gain early market share; (ii) implementing the i2u program by providing the capital equipment in exchange for a larger share of the revenues from Internet access and commerce; (iii) continuing to expand and improve the i2u program; and (iv) developing strategic alliances, both domestically and internationally, with multiple system broadband operators and other partners.

   There are two types of electronic communities. One is a physical community that represents all the people and businesses in a specific town or city. A broadband customer utilizing the operator for Internet access begins his journey at the operator's Web site. While providing Internet access, the operator drives traffic to its Web site. This is built-in traffic flow that creates a significant opportunity for the operator to provide information and services to the local community, everything from business directories, online shopping at stores that serve the community, online cable customer billing statements and ordering of services to program guides.

   A second type of community is an online community. The people who use the broadband operator's Web site become a community. They share ideas and messages and participate in an online experience. OSS's software systems can also be used to create virtual communities that encompass individuals who live in geographically disbursed regions of the country or world. An online community can represent any group of individuals who share a common interest. For example, real estate agents that work for a national brokerage firm, sales representatives or distributors of an international manufacturing firm, or physicians of a large health maintenance organization. OSS has developed software designed to assist in the development of online communities, both for those which are local in scope and those which are geographically disbursed.

   Of the various broadband operators, OSS believes that cable operators (wired and wireless) are in the best position to solve the data transmission speed problem the soonest, as they already have the infrastructure in place needed to deliver high-speed Internet access at competitive rates. For this reason, OSS has developed a turnkey product and service package featuring the use of two-way and hybrid modem technology designed to put cable television operators in the Internet service provisioning business. As well as providing cable operators with local content, this package provides them with the equipment, all or a portion of which OSS may fund, the training and the systems required to become a fully operational ISP.

OSS INTERNET ACCESS PRODUCTS AND SERVICES

OSS's i2u products and services, which may be marketed and sold together or individually, fall within four main areas:
   . High-speed Internet access;
   . A virtual online community of user-generated content;
   . Online commerce; and
   . Online banking.

For operators who wish to learn more about Internet service provisioning, OSS offers two Internet Clinics - one for cable and one for wireless operators. These informative educational sessions show interested operators what the Internet is, what it means to be an ISP, financial models, the value of Web content, and how OSS can assist them in successfully deploying the business. OSS licenses its i2u products and services to broadband operators in return for and up-front fee and for a percentage of the operator's Internet related revenues. The percentage varies based on the package of services used and the extent to which OSS provides the equipment required to provide high-speed Internet access.

HIGH-SPEED INTERNET ACCESS. The Company's i2u products and services include a complete, turnkey system that facilitates a broadband operator's entry into a new business, providing its customers high-speed access to the Internet. This system includes all necessary hardware, software, training and ongoing support required for the Internet service provisioning business.

     Hardware. The hardware products OSS provides includes routers, interface equipment, terminal servers, and telephone modems, for which the Company is an authorized reseller. Typical packages will cost from $124,000 to $300,000 for headend (a cable distribution center) equipment and license fees plus $200 to $800 per customer modem. In most cases, a complete system, including cable modem headend interface hardware, can fit inside a single, standard equipment rack at the headend.

     Software. Software includes servers for the Web, electronic mail, Usenet news, file transfer (FTP), domain name service (DNS), among others. OSS has also developed a proprietary system management and customer billing package known as Sage(TM). With Sage, a cable or wireless operator can handle all routine operational and administrative tasks with minimal effort and training. Account setup, customer management, statement generation, automated credit card billing, customized service setup and report generation are all streamlined for the operator with the Sage package. OSS also offers the ability to interface Sage with operators' existing systems, such as cable television billing systems.

     Training and Ongoing Support. With the wide range of hardware and software needed to provide competitive Internet services, effective assistance and guidance is essential. To meet this need, OSS provides consulting, training, technical support and comprehensive documentation, including documentation covering general system administration, technical documentation for the equipment and system configuration, sales and marketing manuals and documentation for the various training programs. OSS advises the broadband operator on implementation schedules, product offerings, pricing of services, marketing and sales; everything the operator needs to know to implement effectively and profitably the business. Specific training and after-sale ongoing support includes:

       . Product knowledge and sales techniques for customer service representatives;
       . How to respond to end-user technical queries for technical support representatives; and
       .  Operation and troubleshooting system software.

ONLINE COMMUNITIES (I2U FOUNDATION SOFTWARE). OSS's i2u Foundation software enables broadband operators to create complex Web sites where content itself is generated and updated by the people who use the operator's Web site. Using very simple, on-screen templates, individuals and businesses can post information about their interests and services. Furthermore, by allowing users to participate in the development of the community, OSS believes users will develop "ownership" in the site and be more interested in using the site on an ongoing basis. The trend towards local content delivered via the Internet is significant. A recent study by New York City-based FIND/SVP predicts that in 1998 more than 24 million adults will be using the Internet to obtain local news, sports, weather and yellow pages, and to locate community resources. The report concludes that, if successful, local online advertising revenues could rise to more than $500 million by the year 2000. Similarly, The Yankee Group forecasts $1.1 billion in online classifieds and local banner ads by the year 2000.

     Local-Revenue Opportunities. User-generated content reduces the broadband operator's expense of creating local content. OSS believes that high-value, useful local content offers the opportunity for additional, and potentially significant, revenue streams for the broadband operator. The operator can obtain a valuable database on its customers including their interests, purchasing history and viewing habits which can be used for highly-targeted marketing campaigns. This information may be used by the operator or sold to outside organizations and advertisers for their use.

     Local Content Development Areas. The current i2u Foundation system provides six specific areas that generate local content:
        .  Personal home pages;
        .  Enhanced business Web pages;
        .  Business directory listings;
        .  Community and events listings;
        .  Online discussion forums; and
        .  A local cable channel programming guide.

     To use the Web site, users must first complete an online registration. At this time the system collects detailed profile information about their interests and hobbies. In exchange for providing this information, users may create a free personal Web page. Using a template, the user can input text and chose from a variety of visuals to create their signature Web site. OSS believes this is a powerful incentive for registration, as having a personal Web site is attractive to many people. The data obtained from the online registration can then be used to develop a data-base marketing system for advertising and other revenue-generating activities.

     The i2u system provides businesses with a low-cost means for preparing a business Web page while also providing a new revenue stream for the broadband operator. Business owners need only fill out on-screen forms to self-create their Web page. Billing information is automatically routed to the operator. Since the i2u system does not require interaction of the broadband operator for updating information, the store owner can change information as needed.

     Any business in the community can add a "Yellow Pages" type listing to the system. This free listing is added to a comprehensive database that users of the site can search, both by category and keyword, to quickly locate a business that may fit their needs.

     Communities have many events that can be shared easily with the i2u system. Users can search for information on current and upcoming events while out-of-date events are automatically deleted from the system.

     The i2u software lets users communicate online about any subject. They can share ideas and concerns with other members of the local community. i2u ties the content of these open discussion areas into electronic commerce opportunities. The i2u system automatically serves both banner advertising (animated, rolling advertising) and direct purchasing opportunities to users based upon the local content they are viewing. For example, a user might be viewing a discussion forum on gardening. The i2u system would automatically present an ad for a local gardening store where users could "click through" to visit the store, or present an ad for a bouquet of flowers where the user can click and instantly order the bouquet for delivery from a local florist.

     The i2u software enables the broadband operator to add its channel guide to this online service. The operator can promote special pay-per-view events and enhanced services such as pay channels. If the operator purchases ordering capabilities through an addressable system, users can instantly purchase and pay for services.

     Site Monitoring. The i2u software also provides a number of features that enable the operator to modify and monitor the site. The operator can provide rights to individual users, monitor site traffic, create new online forums and assign moderators to these forums, and process orders for services and enhanced business listings on the site.

ONLINE COMMERCE. Although there have been concerns in the past about the viability of online or e-commerce, particularly because of security issues, technological developments have helped make electronic commerce an effective, safe and profitable way of doing business. At the end of June 1997, an estimated 17% of Internet users were making purchases online, with a median monthly expenditure of $50. About 75% of product and service trade on the Internet belongs to companies based in the U.S. Online e-commerce is expected to increase dramatically over the next few years. Input, a California-based research firm, predicts that e-commerce will grow from approximately $57 million in 1995 to more than $2 billion at the turn of the century. Microsoft has introduced software that is integrated into i2u which provides both security for online transactions and helps the users and merchants quickly enter and process credit card information.

   The i2u system has the ability to simultaneously compare a user's personal preferences (based upon information the user supplies), the nature of the content that the user is viewing, and the sales opportunities which merchants and advertisers offer. This instant personalization of sales opportunities facilitates electronic commerce because it presents items of interest to the user and also makes the purchasing process immediate and simple. OSS helps businesses that do not have online stores create them. The inventory and product descriptions are automatically added to the database which creates, personalized, just-in-time purchasing messages for the site users. Once the cable operator has a critical mass of stores, they can be combined into an online, community-based shopping mall.

ONLINE BANKING. Online or e-banking represents a key element in the i2u system as it offers inexpensive and easy startup for the broadband operator as well as a potential revenue stream for OSS. OSS has taken a service bureau approach to e-banking. OSS's e-banking system includes access to account activity, history and current account balance information 24 hours a day, seven days a week, the ability to obtain electronic statements and transfer funds between accounts, pay bills, make loan applications and download transactions into personal financial software such as Quicken or Microsoft Money. By providing online banking capabilities, OSS plans to "close the loop" on online transactions. According to a recent FIND/SVP survey, 14% of Internet users have searched the Internet for online banking services.

CURRENT PROJECTS AND TECHNOLOGY DEVELOPMENT

   OSS is working with domestic and international customers on such projects as developing high-speed turnkey Internet access systems, e-commerce, e-banking, and an online retail showroom, including the following:

     FiberTel. The FiberTel TCI2 S.A. ("FiberTel") system located in Buenos Aires, Argentina has more than 600,000 subscribers. OSS has signed an agreement to provide this international cable operator its i2u turnkey Internet access product and services, including all necessary equipment to offer FiberTel's subscriber base high-speed Internet access and related services. The system offers both two-way and hybrid access. OSS is providing headend hardware and software necessary to connect FiberTel's system to the Internet; customer support in the areas of local content, marketing and business development; as well as training and technical services. An i2u license enables FiberTel to create a system for providing localized Internet content from subscribers, local newspapers, schools, government and businesses. For the services provided, OSS received an up-front fee and shares in ongoing revenues from both Internet access and content services.

     InterMedia Partners. InterMedia Partners, based in Nashville, is the nation's fifteenth largest multiple cable system operator (MSO), serving more than 930,000 subscribers in the Southeastern United States. InterMedia's Kingsport system is currently providing telephone dial-up Internet access services to consumers in the Kingsport market using OSS's i2u products and services. OSS has installed an i2u Web site for Intermedia in Kingsport and is working with the Company to access and begin implementation of e-commerce in this marketplace.

     Rockwell Federal Credit Union. OSS has developed a state-of-the-art system for providing online banking services for Rockwell Federal Credit Union's
     (RFCU) 54,000 members. RFCU is a non-profit organization that provides a wide range of financial services for employees of Rockwell International, Boeing North America, and approximately 100 other companies. RFCU has entered into a three-year agreement with OSS whereby OSS has developed the Internet solution with applications customized specifically for the needs of the RFCU membership, and has integrated Edify's Electronic Banking System(TM) and CheckFree's bill payment system with RFCU's host system. Under the terms of the agreement, OSS has received income for system development and is receiving a monthly fee per member for providing the online banking services.

     The e-banking system includes a comprehensive suite of features including access to account activity, history and current account balance information 24 hours a day, seven days a week, and the ability to obtain electronic statements for accounts and transfer funds in member accounts and download transactions into personal financial software such as Quicken or Microsoft Money. In addition, users can pay their bills electronically and in real-time through CheckFree, the industry leader in bill paying systems.

     American Telecasting, Inc.. OSS has an agreement with American Telecasting, Inc. (ATI) to provide six markets with high speed internet access equipment and software and local content software using the i2u product suite. Four markets, Denver, Portland, Colorado Springs and Seattle are operational with two additional markets to be determined at a later date. ATI is one of the largest wireless cable operators in the United States. They are marketing the high speed access services under the brand WantWEB. In addition to fees associated with the design and installation of the equipment, OSS will receive a percentage of access and content roylaties over the five-year term of the agreement.

     RE/MAX International, Inc.. RE/MAX International, Inc. (RE/MAX) is currently testing a sophisticated internet/intranet system called "RE/MAX Mainstreet" which was designed and built by OSS. The system is designed to be REMAX's primary communication tool linking agents, management and approved suppliers worldwide. The password protected site utilizes many of the features of OSS's standard i2u product but is customized to meet RE/MAX's unique requirements. OSS will receive a monthly fee from RE/MAX subscribers over the term of the three-year agreement.

     Kaufman's Tall and Big Men's Shop. Kaufman's Tall & Big Men's Shop has an online, virtual showroom of business, casual, and formal clothing for tall, big, and athletically built men. The Web site, http:www.kaufmans.com,
                                                     ---------------------
     offers a comprehensive online catalog of suits, sportswear, shirts, ties, shoes, accessories, sleepwear, and complete lines of golf, skiing, and outdoor gear. The virtual store joins two other brick-and-mortar showrooms operated by the Kaufman family in Englewood, Colorado and Bellevue, Washington. The site, developed by OSS with Microsoft's platform for electronic ordering, will be upgraded to the latest version of Microsoft Commerce which offers features such as new order pipeline process and the Microsoft Wallet for ordering. The site also uses vPos, Veriphone's product for credit card processing on the Internet. OSS incorporated these products into the design of a comprehensive Internet presence that facilitates secure ordering and real-time credit card purchasing via the Web. The user interface was designed with easy, intuitive shopping in mind.

RECENT EVENTS

   On March 19, 1998, the Company entered into an Agreement and Plan of Merger with Durand Acquisition Corporation (a wholly owned subsidiary of the Company) and Durand Communications, Inc. ("Durand"), pursuant to which Durand would become a wholly owned subsidiary of the Company. The consummation of the merger is subject to a number of conditions, including approval by the Company's shareholders. The Agreement contemplates the issuance of approximately 970,000 shares of the Company's Common Stock to acquire Durand.

   Durand, a privately held company located in Santa Barbara, California, develops and markets internet "community" building tools and services, training in the use of these tools and services and an on-line service for hosting these communities. Durand's target markets are businesses, associations, schools, educational organizations and social organizations which will benefit from using the Internet to facilitate and promote communications, information sharing and commerce. Using Durand's new Internet service, CommunityWare(TM), an Internet community-building and hosting service, users can create and manage their own public or private on-line communities with no additional hardware or software purchases, no technical expertise, no specific operating system, and no integration time, all at a monthly rate below the cost of purchasing and integrating these services or capabilities individually. Durand also offers accredited long-distance on-line courses for colleges and universities through America Online, Inc. During the fiscal year ended December 31, 1997, Durand and an acquired business reported combined revenues of $773,237 (unaudited) and incurred a combined net loss of ($2,419,210)(unaudited). At December 31, 1997, Durand had a shareholder's deficit of ($1,523,102)(unaudited).

   Assuming all of the contingencies are satisfied, the Company expects to close the acquisition of Durand during June or July, 1998. There can be no assurance that the Company will successfully complete the acquisition of Durand.

MARKETING

   OSS's potential market includes most broadband operators. In an effort to obtain early market share, the Company's initial focus is on domestic and international cable television (wired and wireless) operators who the Company believes are best positioned today to provide high-speed Internet access at competitive rates. Domestically, OSS is focusing on wired cable operators and is targeting the top twenty-five multiple system operators (MSOs), promoting its i2u products and services to their second-tier markets (typically markets with 150,000 or fewer subscribers), areas that generally will not have the hybrid fiber cable required for two-way services for years. These systems are best suited for the i2u products and services which rely on dial-up modems and telephone return for upstream transmission. OSS will also market its i2u products and services in first-tier markets which do not have affiliations with @ Home Corporation or other national cable access networks. Internationally, OSS is focusing primarily on larger markets in Latin America, Europe and parts of Asia.

   The Company's marketing activities will include advertising in trade publications, developing advertising campaigns and materials for use by broadband operators to promote the use of the Internet to their subscribers, developing public relations programs featuring the Company and its products and services and attendance at trade shows. The Company's marketing message will emphasize that its i2u products and services, based on its local community content, can help operators establish strong early market shares thereby improving their ability to withstand competition from other sources of high-speed Internet access.

     A substantial portion of the Company's sales is derived from a limited number of customers. During fiscal 1997, one customer accounted for 26% of sales and one customer accounted for 14% of sales for the year. During fiscal 1996, one customer accounted for in excess of 10% of sales for the year. While major customers in one fiscal period are not necessarily likely to be major customers in future fiscal periods, the loss of a major customer could have an adverse effect on the Company's business.

WEB SITE DEVELOPMENT AND MAINTENANCE

   The set up and operation of a Web site requires a computer file server, software resident on that file server and dedicated telephone communication access to the file server. The file server is given an Internet address for each of the Web sites located on that server. When an Internet user enters that address, they are then connected to that customer's file server where the resident Web pages are located. Once connected, the user can view and interact with the information and content of the customer's Web pages.

   Web sites vary significantly in their complexity and interactivity. A simple Web site may have only text in outline form. More complex sites may have colored text, graphics, pictures, sound, animation, video or other multi-media content. A limiting factor on the content for a site is that as sites get more complex, significantly more data must be transmitted, making transmission speed an issue. The speed at which a user can access a Web site will vary based on the user's modem speed or type of connection to the Internet. As the availability of increased transmission speeds grows, more complex presentations of information will become practical at Web sites. Web sites may also vary in their level of interactivity with the user. Many Web sites are for inquiry only, while others allow the user to interact with, enter and process information. A properly designed Web site shares many attributes of the telephone, namely, widespread connectivity, widespread access to services, and a simple, easy-to-use interface. However, because of the computer keyboard and screen, a Web site has the added capabilities of communicating text, graphics, pictures, animation, video or other multimedia content.

   During November 1997, in connection with the Company's strategic decision to focus on its i2u products and services, the Company ceased its general Web site development business. OSS will continue to develop Web sites to the extent that they support the development and implementation of the Company's i2u products and services.

   During November 1997, the Company notified its Web site customers that it was terminating the development and maintenance of Web sites due to the strategic decision to focus on its i2u product offerings and that OSS would cease providing these services by early 1998. During fiscal 1997 and 1996, the Company's revenues from this business were $905,649 and $1,063,509, respectively, and 32% and 74%, respectively, of the

Company's total revenues for such periods.

HEALTHCARE MARKET

   One of the markets first targeted by the Company was the healthcare medical education and information market. The Company offered Internet-based products designed to help physicians and other healthcare professionals obtain access to timely and mission-critical education and information via the Internet. MD Gateway, introduced by the Company in 1996, is a central clearing house for education and information about conferences, associations, relevant sites and other useful content. This marketspace integrates the professional and educational needs of physicians with the unique interests of professional associations, multimedia publishers, managed care organizations and pharmaceutical and medical device companies.

   The Company had a joint development and marketing arrangement with Charles Spickert, a director of the Company, and Medical Education Collaborative ("MEC"). MEC is a nonprofit medical education firm founded by Mr. Spickert in 1988 and is a nationally accredited provider of continuing medical education credits for physicians. Mr. Spickert has worked in continuing medical education for over 15 years.

   During November 1997, in connection with the Company's strategic decision to focus on the i2u product and service offerings, OSS licensed to MEC the Company's rights in MD Gateway, in return for a royalty fee of 35% of the amount by which MEC's MD Gateway related revenues exceed certain expenses. Included in the license were the hardware and software which comprised the MD Gateway Web site.

TRADEMARKS AND PROPRIETARY PROTECTION

   The Company does not believe that its current products or services are patentable. The Company plans to rely on a combination of copyright, trade secret, trademark laws, and nondisclosure and other contractual provisions to protect its proprietary rights. As a part of its confidentiality procedures, the Company generally enters into written nondisclosure and nonsolicitation agreements with its officers and employees which restrict the use and disclosure of proprietary information and the solicitation of customers for the purpose of selling competing products or services. The Company has not entered into noncompetition agreements with its officers, directors or employees. Because the policing of proprietary rights may be difficult and the ideas and other aspects underlying the Company's products and services may not in all cases be protectable under intellectual property laws, there can be no assurance that the Company can prevent competitors from marketing the same or similar products and services. In addition, competitors may independently develop products and services that compete with the Company.

COMPETITION

   The market for Internet products and services is highly competitive and the Company expects that this competition will continue to intensify in the future. The Company's current and prospective competitors include many companies that have substantially greater financial, technical, marketing, and other resources than the Company. Increased competition could result in price reductions and increased spending on marketing and product development. Any of these events could have a material adverse effect on the Company's financial condition and operating results. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition, and results of operations.

   Competitors for the Company's i2u offering fall into one of three primary categories: first-tier MSO backed services; broadband operators; and other companies which like OSS provide hardware, service, support and management of online customers. MSO backed companies such as @ Home Corporation and Time Warner (through its RoadRunner(TM) product) are focusing their activities on major markets as they generally require systems with two-way high-speed data transmission to fully implement their high-speed Internet access programs. For this reason, OSS is emphasizing second-tier markets of the major MSOs and is exploring partnerships with national content providers who the Company believes can benefit from OSS's local content offering. While broadband operators may enter the high-speed Internet access business on their own, the Company believes that most broadband operators do not currently have the knowledge and systems required to undertake this new business development activity. OSS is aware of two companies, Internet Ventures, Inc. and Community Networks, Inc., which are offering Internet access services which may compete with the Company's i2u products and services. The Company believes that Internet Ventures, Inc. commenced its first high-speed service early in 1997 and that Community Networks, Inc. is focusing on cable systems with two-way communication capabilities. In addition, the Company is aware of a number of companies specializing in the creation of local content but does not believe that any of these companies also are providing Internet access provisioning services.

   National ISPs, including companies such as MCI Telecommunications Corporation, AT&T, Sprint Corp., Netcom Online Communications Services, Inc. and Performance Systems International, Inc. and Internet access providers such as America Online, Inc. could also develop products which compete with the Company's i2u products and services. Further, the market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new product and service introductions. There can be no assurance that the Company can successfully identify new product and service opportunities or develop and bring new products and services to market in a timely manner, or that products and services or technologies developed by others will not render the Company's products and services noncompetitive or obsolete.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

   Factors that may affect the Company's future results include, but are not limited to, the following items as well as the information in "Item 1 - Description of Business - General and Competition," "Item 6 - Managements Discussion and Analysis or Plan of Operations," and "Item 7 - Financial Statements - Note 1 to the Financial Statements."

   New and Uncertain Markets. The market for Internet products and services has only recently developed. Since this market is relatively new and because current and future competitors are likely to introduce competing Internet products and services, it is difficult to predict the rate at which the market will grow or at which new or increased competition will result in market saturation. If the Internet markets fail to grow, grow more slowly than anticipated or become saturated with competitors, the Company's business, operating results and financial condition will be materially adversely affected.

   Product Development; Technological Change. The Company's success depends upon its ability to develop new products and services that meet changing customer requirements. The market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new product and service introductions. There can be no assurance that the Company can successfully identify new product and service opportunities or develop and bring new products and services to market in a timely manner, or that products and services or technologies developed by others will not render the Company's products and services or technologies noncompetitive or obsolete.

   General Risks of Business. The Company has formulated its business plans and strategies based on the rapidly increasing size of the Internet markets, the Company's anticipated participation in those markets, and the estimated sales cycle, price and acceptance of the Company's products and services. Although these assumptions are based on the best estimates of management, there can be no assurance that these assumptions will prove to be correct. No independent marketing studies have been conducted on behalf of or otherwise obtained by the Company, nor are any such studies planned. Any future success that the Company might enjoy will depend upon many factors including some beyond the control of the Company or that it cannot predict at this time.

   Limited Availability of Proprietary Protection. The Company does not believe that its current products or services are patentable. The Company relies on a combination of copyright, trade secret and trademark laws, and nondisclosure and other contractual provisions to protect its proprietary rights. Notwithstanding these safeguards, it may be possible for competitors of the Company to imitate the Company's products and services or to develop independently competing products and services. See "Business-Trademarks and Proprietary Protection."

   Security Risks. The Company's software and equipment are vulnerable to computer viruses or similar disruptive problems caused by OSS customers or other Internet users. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation in service to the Company's customers. Furthermore, inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of the Company's customers. The Company has information technology insurance which provides limited coverage for losses caused by computer viruses. However, certain losses resulting from misuse of software or equipment by third parties or losses from computer viruses which exceed the liability limits under such insurance may not be protected. Although the Company attempts to limit its liability to customers for these types of risks through contractual provisions, there is no assurance that these limitations will be enforceable.

   Dependence on the Internet. Sales of the Company's Internet related products and services will depend in large part upon a robust industry and infrastructure for providing Internet access and carrying Internet traffic. The

Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as a reliable network backbone or timely development of complementary products. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be a viable commercial marketplace. There can be no assurance that the infrastructure or complementary products necessary to make the Internet a viable commercial marketplace will be developed, or, if developed, that the Internet will become a viable commercial marketplace. If the necessary infrastructure or complementary products are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, operating results and financial condition will be materially impaired. See "Business-The Internet."

EMPLOYEES

  At February 28, 1998, the Company employed 54 people, all of whom are full time employees. In addition to these Company personnel, OSS contracts with other creative and production resources, as required for peak load situations, to create Web pages. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be good.

  The directors and officers of the Company are as follows:

                                          Director
Name                              Age       Since     Position
----                            -------  -----------  --------
R. Steven Adams...............       45         1994  President, Chief Executive Officer and a Director
William R. Cullen.............       56         1998  Chief Operating Officer and a Director
Thomas S. Plunkett............       44        -----  Chief Financial Officer
Robert M. Geller..............       45         1995  Secretary and a Director
Edward C. Robinson............       38         ----  Vice President-Business Development
Paul H. Spieker...............       54         1995  Vice President-Technical Operations and a Director
Vincent D. Bradshaw...........       57        -----  Vice President-Sales
Michael S. Murphy.............       46         ----  Vice President-Operations
Donald L. Smith, III..........       48         ----  Vice President-Product Development
Robert J. Lewis...............       67         1995  Director
H. Robert Gill................       61         1996  Director
Richard C. Jennewine..........       59         1996  Director
Charles P. Spickert...........       44         1997  Director

  R. STEVEN ADAMS, founder of the Company, has served as President, Chief Executive Officer and a director since the Company's incorporation in March 1994. From 1985 to 1994, Mr. Adams was President-Sheridan Hotel Management, a full service hotel management company. Mr. Adams was the creator and founder of HotelNet, which was an online information system for the hospitality industry. Mr. Adams' experience includes software development, personal computer manufacturing and management of online information systems.

  WILLIAM R. CULLEN, has served as the Chief Operating Officer of the Company since March 1998. From 1994 to 1997, Mr. Cullen was Chairman and CEO of Access Television Network, Inc., a privately held company specializing in providing paid programming to local cable systems. From 1992 to 1994, Mr. Cullen was President and CEO of California News Channel, a programming project of Cox Cable Communications. Previously, Mr. Cullen was Senior Vice President of the Southwest division of Untied Artist Cable Corporation. Following an early career in banking, he served as a top financial officer of three companies. Prior to joining United Cable as Vice President of Operations and President of United Cable of Los Angeles, Inc., he served as President of Tribune Company Cable of California, Inc. and CEO of United-Tribune Cable of Sacramento.

     THOMAS S. PLUNKETT, has served as Vice President-Chief Financial Officer of the Company since October 1996. From 1995 to 1996 Mr. Plunkett was the Vice President of Business Management at Maxtor Corporation, a manufacturer of disk drives. From 1994 to 1995 Mr. Plunkett was the Vice President of Operations for Hi-Tech Manufacturing, an electronic manufacturing services company. From 1992 to 1994 he was a Controller at Conner Peripherals, a manufacturer of disk drives. From 1989 to 1992, Mr. Plunkett served as Vice President and C.F.O. of Discovery Technologies, a manufacturer of high resolution medical image transmission equipment. Prior to joining Discovery Technologies, Mr. Plunkett held various senior operations and financial management positions with Miniscribe Corporation from 1982 to 1989.

     ROBERT M. GELLER, has been a director and corporate secretary of the Company since May 1995. He also served as Vice President-Chief Financial Officer of the Company on a one-half time basis from May 1995 to October 1996. Mr. Geller currently provides consulting services to the Company on a one-half time basis. From 1986 to the present, Mr. Geller has been President of The Growth Strategies Group, a consulting company specializing in board and executive services for emerging growth companies. Mr. Geller is a director of Integral Peripherals, Inc., a privately held manufacturer of computer disk drives; Renaissance Entertainment Corporation, a publicly held owner and operator of renaissance fairs; and Armanino Foods of Distinction, Inc., a publicly held producer of Italian foods.

     EDWARD C. ROBINSON, joined OSS in May 1997 and is responsible for business development for the i2u products and services. From 1992 to 1994, Mr. Robinson was Director of Marketing and Sales, New Media for U S WEST Marketing Resources, responsible for preparing the $1.0 Billion division of U S WEST for entrance into the interactive services/Internet content businesses. From 1994-1996, Mr. Robinson was the Director of Business Development for U S WEST Interactive Services, responsible for negotiating and finalizing content and distribution agreements worldwide for U S WEST in it's broadband ventures. From 1996 to 1997 Mr. Robinson was the Director of Business Development for Broadvision an Internet software company in Los Altos, CA.

     PAUL H. SPIEKER, has been Vice President-Technical Operations and a director of the Company since February 1995. From 1992 to 1994 Mr. Spieker was President of Business Regulatory Coalition-Colorado, a public affairs company responsible for policy formulation and activities primarily dealing with regulatory matters representing companies before the Colorado Public Utilities Commission. From 1991 to 1994, he was a private consultant primarily for businesses in voice and data communications. From 1990 to 1991, Mr. Spieker was President of Developers Cable Construction, a startup company providing contract construction services for residential developers and local telephone and cable companies. From 1987 to 1990, Mr. Spieker was employed by Volt Information Sciences, Inc., a New York based telecommunications company. Mr. Spieker was employed by U S WEST Communications, Inc. and its predecessor from 1966 to 1987 and served in several senior management capacities, including the head of the strategic business unit which served large telephone customers in a seven state territory.

     VINCENT D. BRADSHAW, joined the Company as Director-Sales in June 1996 and was promoted to Vice President-Sales and made an officer of the Company in September 1996. From May 1993 to May 1996, he was Director of Business Development for Source One Management, Inc., a privately held Denver based company in the business of providing technical operations, management and engineering services. From 1987 to 1996, Mr. Bradshaw was an independent, Denver based marketing and business consultant, doing business as Foresight Business Services. As a consultant, he provided marketing and business operations advice to a number of private and public companies. From May 1981 to December 1986, Mr. Bradshaw was employed by Mountain Bell and its parent company in different sales positions leading to his being named Vice President-Federal Services from 1985 to 1986. From August 1960 to April 1981, he held progressive technical operations, engineering and sales/marketing positions with AT&T Company in several eastern states. Mr. Bradshaw is currently a business advisor with the Boulder Technology Incubator, a not-for-profit corporation that assists inventors and firms in marketing their technologies.

     MICHAEL S. MURPHY, joined the Company in April 1997 as Vice President - Operations. From November 1996 to April 1997, he was an independent management consultant. From May 1994 to November 1996, Mr. Murphy was co-founder and Vice President of Operations of Requisite Technology, Inc., a developer of software and electronic catalog publishing. From January 1993 to May 1994, Mr. Murphy was Director of Strategic Business Development for Ball Aerospace and Telecommunications Corporation and from July 1987 to January 1993, Manager, San Diego Operations of Ball System Engineering Division.

     DONALD L. SMITH, III, joined OSS in November, 1997 and is responsible for product development. He has worked the past eleven years in the software development area in a variety of industries. His most recent experience included establishing and growing the development organization at Jones Cyber Solutions from a single resource to one hundred persons working on the development and customization of subscriber management and customer care software being sold to the cable and telephony marketplaces. His previous position included developing performance measurement and project management applications for multi-billion dollar Martin Marietta defense contracts.

     ROBERT J. LEWIS, has been a director of the Company since February 1995. Mr. Lewis retired in October 1995 after having spent 37 years in the cable television industry as an owner and developer of cable systems and senior executive with several cable television companies. From 1987 until his retirement, Mr. Lewis was employed by TCI Telecommunications, Inc. ("TCI"), one of the largest cable television companies in the United States. Mr. Lewis served as a Senior Vice President of TCI from 1991 to 1993 and as a Senior Advisor to TCI from 1993 until his retirement.

     H. ROBERT GILL, has been a director of the Company since August 1996. From April 1996 to the present, Mr. Gill has been the President of The Topaz Group, a consulting company offering board of director services to high technology, emerging growth, public and private corporations. From March 1995 to March 1996, Mr. Gill was the Senior Vice President and President, Enhanced Products Group for Frontier Corporation, a telecommunications company. From January 1989 to March 1995 he was President, Chief Executive Officer and a director or Confer-Tech International, Inc. Mr. Gill is a director of TOPRO, Inc., a systems integration company offering equipment and services to a variety of growth manufacturing industries; QualMark Corporation, a provider of accelerated Life testing equipment and services; MOSAIX, Inc., a marketer of inbound and outbound call center systems and services; and Spatial Technologies, Inc., a developer and marketer of three dimensional modeling software for CAD applications.

     RICHARD C. JENNEWINE, has been a director of the Company since November 1996. From September 1995 to the present, Mr. Jennewine has been President-International Operations and Regional Manager-Western Operations for Computer Aid, Inc. a leader in strategic outsourcing and information services consulting. From December 1991 to February 1995, Mr. Jennewine served as the Senior Vice President of the CONCORD Group, a privately held entrepreneurial group of 40 international enterprises. From January 1994 to February 1995, he served as the President of the Concord Trading Corporation, a company focusing on trading and business ventures in Asia, Russia, the Middle East and South America. Prior to these positions, Mr. Jennewine spent 26 years with IBM Corporation, including startup operations in mainland China. Mr. Jennewine is a director of Easter Seals of Colorado and is a member of the Corporate Management Committee of Computer Aid, Inc.

     CHARLES P. SPICKERT, has been a director since April 1997. Mr. Spickert founded Medical Education Collaborative ("MEC"), a non-profit medical education organization, in March 1988 and currently serves as MEC's President and Chief Executive Officer. From June 1990 to July 1992 Mr. Spickert also served as the President and Chief Operating Officer of HealthWatch, Inc., a developer and manufacturer of medical supplies and devices. Prior to these positions, Mr. Spickert held marketing and sales management positions with Allertech, a provider of allergy products and services; International Medical Corporation, a manufacturer of cardiovascular devices and supplies; and Becton Dickinson, a provider of microbiology equipment and supplies.

     Mr. Geller currently provides services to the Company on a part-time basis. All of the other officers of the Company are full time employees of the Company. There are no family relationships among any of the directors or executive officers of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's principal offices are located in approximately 16,800 square feet of space in Denver, Colorado, leased for a period of three years ending on September 30, 1999. The current base monthly rental is $18,208. The spouse of R. Steven Adams, President, Chief Executive Officer and a director of the Company, is an officer of the firm which manages the building where the Company's principal offices are located. See "Certain Transactions."

ITEM 3.  LEGAL PROCEEDINGS.

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS.

         The number of record holders of the Company's Common Stock ("Common Stock") and Common Stock Purchase Warrants ("Warrants") on February 28, 1998 was 63 and 14, respectively. The Company estimates that the number of beneficial owners of the Common Stock on February 28, 1998 exceeded 1,200. Prior to May 23, 1996 there was no public trading market for the Common Stock and Warrants.
Since May 23, 1996, the high and low bid prices for the Common Stock and the Warrants as reported on the NASDAQ Small Cap Market are shown in the table below, based on information provided by the Nasdaq Stock Market. These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                                           COMMON STOCK                                   WARRANTS
                               ----------------------------------          ------------------------------------
Quarter Ended                       High Bid          LOW BID                      HIGH              LOW
-------------                       --------          -------                      ----              ---

1996
----
June 30                                   10 1/2            5 5/8                       2 3/8               7/8
September 30                               5 3/4            3 1/8                       1 1/8               1/2
December 31                                    5            3 1/4                         3/4               3/8

1997
----
March 31                                       5            3 1/4                       25/32               1/2
June 30                                        4            1 1/4                        9/16              3/16
September 30                              10 7/8           2 1/16                       2 1/8               1/2
December 31                               12 1/2            6 1/8                       2 5/8                 1

          The Company has never paid a cash dividend on its Common Stock. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, capital requirements and financial condition. Dividends on the Company's 10% Cumulative, Convertible, Redeemable Preferred Stock shall be declared and paid before dividends can be paid on the Company's Common Stock.

          On December 31, 1997, the Company completed the sale of 24.5 units ("Units") of its securities to a total of 18 private investors for an aggregate consideration of $2,450,000 ($100,000 per Unit). An additional 2.25 Units ($225,000) were sold to four private investors during February 1998. Each unit consisted of 10,000 shares of the Company's 10% Cumulative, Convertible, Redeemable Preferred Stock, 2,500 shares of its Common Stock, and 2,000 Common Stock Purchase Warrants. Each Warrant entitled the holder thereof to purchase one share of Common Stock of the Company for the purchase price of $15.00 per share at any time during the three-year period ending on December 31, 2000. Cohig & Associates, Inc. served as the placement agent for the offering and received a commission equal to 8% of the gross proceeds of the offering and a non-accountable expense allowance of 2% of the gross proceeds. The Preferred Stock may be redeemed by the Company at any time for $10.00 per share. If the Preferred Stock is not redeemed prior to October 1, 1998, the Preferred Stock shall become convertible at the election of the holder thereof, into a number of shares of Common Stock of the Company equal to $10.00 divided by the lessor of $10.00 or 80% of the average per share closing bid price of the Company's Common Stock for the five trading days preceding the date of conversion (as defined). The securities were not registered under the Securities Act of 1933, as amended, based upon the exemption provided in Section 4(2) of such act and Regulation D promulgated thereunder. The securities were "restricted" securities as defined in Rule 144 promulgated by the Securities and Exchange Commission and were acquired for investment purposes. The certificates representing such securities contained restrictive legends. The securities are subject to a demand registration right granting the holders thereof the right to request that one registration statement covering certain of the securities be filed with the Securities and Exchange Commission, provided that the Company is not obligated to file the registration statement prior to September 30, 1998. See Note 6 of Notes to Financial Statements for additional information regarding this transaction.

     On May 23, 1996 the Company's first registration statement under the Securities Act of 1933, as amended, was declared effective by the Securities and Exchange Commission (Commission File No. 333-3282-D). Pursuant to such registration statement, on May 23, 1996 the Company commenced an offering of 1,100,000 units (the "Units") (plus an over-allotment option of an additional 165,000 Units), each Unit composed of one share of the Company's Common Stock, no par value, and one common stock purchase warrant. Two warrants entitle the holder to purchase one share of the Company's Common Stock at a price of $9.00 per share. The aggregate offering price of the Units (including Units allocable to the over-allotment option) was $8,538,750.

     The managing underwriter for the offering was Cohig & Associates, Inc.
The Company sold all 1,100,000 Units, plus the over-allotment option of 165,000 Units, for total aggregate proceeds of $8,538,750. Expenses for such offering were as follows:



                                        Payments to directors, officers of the
                                        Company or its associates, persons
                                        owning 10% or more of the Company's
                                        equity securities, or
                                        affiliates of the Company                              Payment to others
                                        -------------------------                              -----------------
Underwriting discounts and
     commissions                                          --                                    $  768,488
Expenses paid to or for
     underwriters                                         --                                    $  256,163
Other expenses                                            --                                    $  282,118
--------------------------------------  ---------------------------------------                 ----------
          Total expenses                                 None                                   $1,306,769



          After deducting $1,306,769, in offering expenses, the net offering proceeds to the Company were $7,231,981. To date, the Company has used all of such proceeds as follows:



                                        Payments to directors, officers of the
                                        Company or its associates, persons
                                        owning 10% or more of the Company's
                                        equity securities, or
                                        affiliates of the Company                  Payments to others
                                        -------------------------                  -------------------------

Purchase and installation of
     machinery and equipment                                  --                         $  500,000
Repayment of indebtedness                                  $50,000                       $  250,000
Working capital                                               --                         $3,771,981
Other purposes:
     Community Access America                                 --                         $1,500,000
     Web Site development                                     --                         $1,000,000
     Commitments                                              --                         $  160,000
--------------------------------------  ---------------------------------------          ----------
          Total                                            $50,000                       $7,181,981

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

     To date, the Company has generated revenues through the sale of design and consulting services for Web site development, resale of software licenses, mark-ups on computer hardware and software sold to customers, maintenance fees charged to customers to maintain computer hardware and Web sites, license fees based on a percentage of revenues from the i2u products and services, training course fees, and monthly fees paid by customers for Internet access provided by the Company. The Company commenced sales in February 1995, and was in the development stage through December 31, 1995. The Company has incurred losses from operations since inception. At December 31, 1997, the Company had an accumulated deficit of ($5,011,757).

     Prior to the quarter ended September 30, 1997, the Company's focus generally was on three markets: general Web site development, maintenance and hosting; rural or small market Internet service providers ("ISPs"); and healthcare information services and continuing medical education ("CME"). These activities were divided into three separate units early in fiscal 1997; the Business Resource Group ("BRG") for Web site-related activities; Community Access America ("CAA") for the ISP activities; and Healthcare for the CME and healthcare information activities.

     Each of these activities involved in varying degrees the establishment of online communities. As an outgrowth of the Company's BRG and CAA activities, and in recognition of the need to increase the availability of high-speed Internet access, the Company's focus during fiscal 1997 increasingly was on the development of online communities for broadband (high bandwidth or high data transmission capabilities) operators such as cable TV operators (wired and wireless) who the Company believes are in the best position today to provide high-speed Internet access. This focus has resulted in the introduction of the i2u products and services which include a wide range of online services which enable operators and operators' customers to generate online local content, create Web pages and conduct online commerce and banking and a turnkey product and service package which provides the equipment, training and systems necessary for the broadband operator to become a fully operational ISP. OSS's revenues for the i2u products and services include payments for hardware, software licenses, training and other implementation services as well as a percentage of Internet access fees paid by subscribers of the Company's broadband operator customers and in connection with e-commerce and e-banking transactions which these subscribers conduct on the broadband operator's systems. The Company intends to focus its future efforts primarily on its i2u products and services.

     During November 1997, the Company announced to its customers that it was terminating Web site development, maintenance and hosting activities and began to transition this business to other companies. OSS is ceasing Web site development activities which are not related to the development of products for its i2u products and services or do not involve the creation of online communities for particular businesses or information purposes. In addition, during October 1997, the Company licensed its MD Gateway Web site to Medical Education Collaborative ("MEC") and is no longer developing products for the healthcare market. In the future, revenues from the healthcare market are expected to be limited to license fees received from MEC in connection with the use of MD Gateway.

     Revenues for the businesses that the Company is no longer emphasizing represented $905,649 and $1,063,509 of the Company's revenues during the years ended December 31, 1997 and 1996, respectively, representing 32% and 74%, respectively, of the total revenues for such periods.

     The Company intends to increase its capital expenditures and operating expenses in order to expand its i2u products and services to support additional broadband operators in future markets and to market and provide the Company's products and services to a growing number of potential subscribers of the broadband operators who partner with the Company. As a result, OSS expects to incur additional substantial operating and net losses in fiscal

1998 and possibly for one or more fiscal years thereafter. There can be no assurance that such increase will result in increased revenue and/or customers.

     Based on applicable current accounting standards, the Company estimates that it will be required to record a non-operating expense of approximately $1,200,000 during fiscal 1998 in connection with the private placement of $2,675,000 of the Company's preferred stock which was completed during December, 1997 and February, 1998. While these charges will not affect the Company's operating loss or working capital, they will result in a decrease in the Company's net income available to common stockholders during 1998. In addition, the Company has signed an engagement letter for the private placement of an additional $2 million of preferred stock which, if completed as contemplated, would result in an additional non-operating expense during fiscal 1998. See note 6 of Notes to Financial Statements.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net sales by items contained in the statements of operations. All percentages are calculated as a percentage of total net sales, with the exception of cost of services and cost of hardware/software which are calculated as a percentage of service sales and hardware/software sales, respectively.

                                                                      For the Twelve Months Ended December 31,
                                                                   1997                 1996                 1995
                                                            -------------------  -------------------  -------------------
Net Sales:
 Service sales                                                           60.0%                77.9%                59.4%
 Hardware/software sales                                                 40.0%                22.1%                40.6%
                                                                       ------               ------               ------
   Total net sales                                                      100.0%               100.0%               100.0%
Cost of sales:
 Cost of services
 (as percentage of service sales)                                        61.0%                63.7%                70.3%
 Cost of hardware/software
 (as percentage of hardware/software sales)                              87.0%                72.8%                83.4%
                                                                       ------               ------               ------
   Total cost of sales                                                   71.4%                65.7%                75.6%
Gross Margin                                                             28.6%                34.3%                24.4%
Operating expenses:
 Sales and marketing expenses                                            42.9%                43.8%                21.2%
 Product development expenses                                            39.7%                32.0%                20.1%
 General and administrative expenses                                     65.8%                61.8%                98.7%
 Depreciation and amortization expenses                                   7.1%                 7.4%                 5.3%
                                                                       ------               ------               ------
       Total operating expenses                                         155.5%               145.0%               145.3%
Loss from operations                                                   (126.9%)             (110.7%)             (120.9%)
Net Loss                                                               (120.9%)              (98.3%)             (121.2%)

TWELVE MONTHS ENDED DECEMBER 31, 1997 AND 1996.

    Net sales for the twelve months ended December 31, 1997 totaled $2,791,556, including $1,674,198 for service sales and $1,117,358 for hardware and software sales. This represents an increase of 93% above 1996 net sales of $1,445,042 which consisted of $1,125,617 for service sales and $319,425 for hardware and software sales. The Company had one customer representing 26% of sales and one customer representing 14% of sales for the year ended December 31, 1997. In 1996, one customer accounted for sales in excess of 10% of net sales.

The increase in sales for the 1997 period compared to 1996, was due to the expanded development of the Company's i2u product and service offerings, and to a substantial increase in marketing and sales efforts in the broadband market. The sales increase includes Web site development revenue from three customers associated with electronic commerce, initial revenue from an online banking service bureau application and sales of the i2u product, including hardware, software and consulting services to a South American cable provider and a large domestic wireless operator.

    Cost of sales as a percentage of net sales was 71.4% for the twelve month 1997 period and 65.7% for the comparable 1996 period. Cost of sales on hardware and software sales are generally higher than on service sales. Therefore, the Company's overall gross profit margin is higher during periods when service sales are a greater percentage of total net sales. Sales of hardware and software as a percent of total sales increased significantly over the 1996 period which contributed to the higher overall cost of sales. The higher cost of sales on hardware and software for the 1997 period was due to equipment sales to larger customers, which were at lower margins.

    Sales and marketing expenses were $1,197,038 for the twelve months ended December 31, 1997 and $633,025 for the twelve months ended December 31, 1996. Sales and marketing expenses as a percentage of net sales decreased slightly from 43.8% in 1996 to 42.9% in 1997. The increase in dollars spent during the 1997 twelve-month period, was due to the hiring of new sales and marketing personnel and associated expenditures. The Company also developed initial marketing materials, began lead generation activity and began to sell its i2u and CME products and services. In addition the Company entered into an agreement with Telemedical Systems Integration, Inc. (TMED) during the fourth quarter of 1996 to serve as the Company's primary sales group for its healthcare products. The Company incurred significant expenses during the early part of the twelve-month period ended December 31, 1997 related to initial training of and lead generation for this sales force. During the last quarter of the 1997 period, the Company incurred expenses associated with marketing and trade shows directed towards the wireless cable market and began to market its i2u products and services to markets outside of the United States.

    Product development expenses were $1,108,456 for the twelve months ended December 31, 1997, compared to $462,108 for the 1996 period. Product development expense as a percentage of net sales increased from 32.0% in 1996 to 39.7% in 1997. The increase in these expenses, as well as the increase as a percentage of net sales during the 1997 period, reflect the continued development of the Company's products and services. Product development expenses during the 1997 period included the completion of the initial development of the Company's i2u product, addition of wireless cable capabilities, and initial product offerings targeted at the CME segment of the healthcare market. Product development expenses during the 1996 period included enhancements to the initial CAA product and early development of the Company's WebQuest process. Product development expenses are expected to continue to increase during 1998 as the Company continues to develop the i2u, e-banking and e-commerce products and services.

    General and administrative expenses were $1,837,330 for the twelve months ended December 31, 1997, compared to $892,799 for the 1996 period. General and administrative expenses as a percentage of net sales increased from 61.8% in 1996 to 65.8% in 1997. The dollar and percentage increases reflect the development of the Company's general and administrative infrastructure, including finance, accounting, business development and investor relations capabilities, as well as additional expenses related to being a public company. In addition, during the latter part of the twelve-month period ended December 31, 1997, the Company incurred expenses and developed capabilities to enter into the international market for its i2u products and services.

    Depreciation and amortization expenses were $198,788 for the twelve months ended December 31, 1997, compared to $106,814 for the 1996 period. This increase reflects the increase in fixed assets and equipment to support higher levels of Web site and Internet access services, i2u development and testing, as well as to support the growth in the number of employees.

    Interest income was $168,298 during the twelve-month period ended December 31, 1997, compared to $179,192 for the 1996 period. Upon completion of the Company's initial public offering, the Company paid a portion of its outstanding debt resulting in a reduction of future interest expense and began earning interest income on the invested net proceeds. The Company's investments consist of U.S. Treasury bills, corporate bonds and cash equivalents.

    Net losses were $3,375,279 for the twelve-month period ended December 31, 1997 compared to $1,420,432 for the 1996 period. The increase in losses in the 1997 period reflect expenses in the marketing and sales, product development, and general and administrative areas that have increased at a faster rate than net sales. This is due to the time lag associated with product development and market introduction as well as the long sales cycle for most of the Company's products and services. The Company expects to continue to experience increased operating expenses and capital investments during fiscal 1998, as it continues to develop new product offerings and the infrastructure required to support its anticipated growth. The Company believes that, initially, these expenses will be greater than increases in net sales. The Company expects to report operating and net losses for fiscal 1998 and for one or more fiscal years thereafter.

TWELVE MONTHS ENDED DECEMBER 31, 1996 AND 1995

    Net sales for the twelve months ended December 31, 1996 total $1,445,042, including $1,125,617 for service sales and $319,425 for hardware and software sales. This represents an increase of 263.3% above 1995 net sales of $397,756, which consisted of $236,412 for service sales and $161,344 for hardware and software sales. Net sales for the 1995 period were predominantly from two initial customers. In 1996, one customer accounted for sales in excess of 10% of net sales. The increase in sales for the 1996 period, compared to 1995, was due to the expanded development of the Company's product and service offerings and to a substantial increase in marketing and sales activities in general.

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

    Sales and marketing expenses were $633,025 for the 1996 period and $84,444 for the 1995 period. Sales and marketing expenses as a percentage of net sales increased from 21.2% in 1995 to 43.8% in 1996. The increase in dollars spent, as well as the increase as a percentage of net sales during the 1996 period, were due to the hiring of new sales and marketing personnel and associated expenditures. The Company also increased the promotion and marketing of its MD Gateway and CAA products and services.

    Product development expenses were $462,108 for the twelve months ended December 31, 1996, compared to $79,760 for the 1995 period. Product development expense as a percentage of net sales increased from 20.1% in 1995 to 32.0% in 1996. The increase in these expenses, as well as the increase as a percentage of net sales during the 1996 period, reflects the continued development of the Company's products and services. Product development expenses during the 1996 period include enhancements to the CAA products with an emphasis during the fourth quarter on a line of new offerings targeted at the cable industry, continued development work on WebQuest, an interactive design process intended to expedite the design of Web sites, and initial feasibility studies on various broadband transmission products and services. During the fourth quarter of fiscal 1996, the Company also developed a group of Web-based products and services targeted to CME providers. Product development expenses during the 1995 period included the development of the Company's training courses entitled "The Internet Game" and "The Business Person's Guide to the Internet" which are primarily utilized as marketing tools to enhance Web development sales activity and the initial development of the CAA products and services.

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

    Interest income (expense) was $179,192 during the twelve-month period ended December 31, 1996 compared to ($1,635) for the 1995 period. Upon completion of the Company's initial public offering, the Company paid a portion of its outstanding debt resulting in a reduction of future interest expense and began earning interest income on the invested net proceeds. The Company's investments consist of U.S. treasury bills and cash equivalents.

    Net losses were $1,420,432 in the twelve-month period ended December 31, 1996 compared to $482,239 for the 1995 period. These losses reflect expenses incurred to develop and identify the Company's initial products and services, and to develop marketing and sales programs and operational and administrative expenses incurred to support its business.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1997, the Company had cash and cash equivalents of $3,680,282 and working capital of $3,868,172. The Company has financed its operations and capital equipment expenditures through a combination of public and private sales of common stock, issuing common stock for services, lease financing, short-term loans and the utilization of trade payables. During 1996, the Company completed an initial public offering which resulted in net proceeds to the Company of $7,231,981 and the issuance of an additional 1,265,000 shares of common stock. During the twelve months ended December 31, 1997, the Company purchased for the price of $75,000 from a consultant to the Company, a stock option to buy 100,000 shares of the Company's common stock at $.50 per share. Upon purchase, the options were canceled. During the twelve months ended December 31,1997, the Company completed a private placement which resulted in net proceeds to the Company of $2,137,321 and the issuance of 245,000 shares of 10% cumulative convertible redeemable preferred stock, 61,250 shares of common stock and 49,000 common stock purchase warrants.

    During the twelve months ended December 31, 1997, the Company purchased $727,094 of fixed assets. These purchases were primarily computer equipment, communications equipment, cable modems and software necessary to develop and demonstrate the recently introduced i2u products as well as for hardware and software necessary to provide online banking services. In anticipation of future growth, the Company expects to invest a minimum of $500,000 during fiscal 1998 to purchase additional computer equipment, software and office equipment.

    Accounts receivable balances increased from $229,350 at December 31, 1996 to $701,330 at December 31, 1997, due to the increased sales level during the 1997 twelve-month period and a concentration of billing towards the end of the fourth quarter. Due to the Company's utilization of the percentage of completion method of revenue recognition for its Web services, an asset of $143,543 representing revenue earned and not billed, is shown as accrued revenue receivables at December 31, 1997. This amount has increased from $90,337 at December 31, 1996, due to two large web development projects that require several months to complete. A liability for amounts invoiced but not earned of $9,321 is shown as deferred revenue at December 31, 1997. The Company's hardware and software inventory of $235,441 at December 31, 1997 increased from $195,941 at December 31, 1996, and consists of software licenses and computer hardware purchased by the Company for resale.

     Prepaid expenses increased to $249,510 at December 31, 1997, from $132,544 at December 31, 1996, primarily due to amounts prepaid for insurance for the Company and amounts paid to a consultant to the Company for services not yet rendered. The major portion of the remaining balance consists of a software license and inventory purchased at a discount which is anticipated to be consumed in 1998. Trade accounts payable at

December 31, 1997, increased to $792,908 from $331,809 at December 31, 1996, due to the increased level of business activity for the twelve-month period.

     The Company believes that its cash and cash equivalents and working capital at December 31, 1997, plus the net proceeds of the offering of preferred stock that was completed during February 1998 will be adequate to sustain operations through at least May 1998. In March 1998, the Company entered into an agreement with an underwriter to offer preferred stock which, if successfully closed, will result in net proceeds to the Company of approximately $1,800,000. In addition, the Company has entered into a letter of intent with an underwriter for a secondary offering of its securities for proceeds of $15 to $20 million, which is expected to occur during July or August 1998. The Company estimates that it needs to raise approximately $15 million through equity, debt or other external financing, to implement its business development plan. However, there can be no assurances that the Company and its underwriter will be able to complete such offerings in amounts required by the Company or upon terms acceptable to the Company. There is no assurance that any additional capital resources which the Company may need will be available when required, or, if available, available on terms acceptable to the Company. See Note 1 to Financial Statements for further discussion.

YEAR 2000

    The Company utilizes software and related technologies throughout its business and relies on suppliers of services and materials that will be affected by the date change in the year 2000 or prior. The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems will recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. All computer hardware and software used, developed or sold by the Company, is Year 2000 compliant. An internal study is currently under way to determine the full scope and related costs, if any, to insure that the Company's vendors' systems continue to meet its internal needs and those of its customers. The Company does not anticipate incurring significant expenses related to this issue.

LENGTH OF SALES CYCLE; POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

    The decision to enter the Internet service provisioning business and the development and implementation of interactive Web sites are often enterprise-wide decisions by prospective customers and may require the Company to engage in lengthy sales cycles. The pursuit of sales leads typically involves an analysis of the prospective customer's needs, preparation of a written proposal, one or more presentations and contract negotiations. The Company often provides significant education to prospective customers regarding the use and benefits of the i2u product including pro forma financial modeling. While the sales cycle varies from customer to customer, it typically has ranged from one to six months for broadband customers evaluating the i2u product. The sales cycle may also be subject to a prospective customer's budgetary constraints and internal acceptance reviews, over which the Company has little or no control. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company is unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. If a larger order is delayed or lost to a competitor, the Company's revenues for that quarter could be materially diminished. Moreover, to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. A significant portion of the Company's future sales are expected to come from Internet access fees paid by subscribers of the Company's broadband operator customers and in connection with e-commerce and e-banking transactions these subscribers conduct on the broadband operators' systems. OSS expects that it may take broadband operators several months or more to market and sell high-speed Internet access to their subscribers and that it will take even longer for these subscribers to conduct significant e-commerce or e-banking transactions. For these reasons, OSS does not expect to realize significant sales, if at all, from these activities until a significant time after OSS has licensed its i2u products and services to broadband operators.

    Further, as a result of the Company's limited operating history, the Company does not have historical financial data for a sufficient number of periods on which to base planned operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future sales and to a large extent are fixed. The Company typically operates with little or no backlog and the sales cycles for its products and services may vary significantly. As a result, quarterly sales and operating results generally depend on the volume and timing of and ability to close customer contracts within the quarter, which are difficult to forecast. The Company may be unable to adjust spending on a timely manner to compensate for any unexpected sales shortfalls. Accordingly, any significant shortfall of demand for the Company's products and services in relation to the Company's expectations would have an immediate adverse impact on the Company's business, operating results and financial condition. In addition, since a significant portion of the Company's future sales are expected to be based on Internet access fees and e-commerce and e-banking activities, OSS does not expect to realize significant sales, if at all, from these activities until a significant time after OSS has licensed its i2u products and services to broadband operators. Further, the Company plans to increase its operating expenses to fund product development and increase sales and marketing. To the extent that such expenses precede or are not subsequently followed by increased sales, the Company's business, operating results and financial condition will be materially adversely affected.

ITEM 7.  FINANCIAL STATEMENTS.





                          ONLINE SYSTEM SERVICES, INC.
                          ----------------------------


                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------




                                       Page
                                       ----


Report of Independent Public Accountants                                   27

Balance Sheets as of December 31, 1997 and 1996                            28

Statements of Operations for the Years Ended December 31, 1997 and 1996    29

Statements of Stockholders' Equity (Deficit) for the Years Ended
    December 31, 1997 and 1996                                             30

Statements of Cash Flows for theYears Ended December 31, 1997 and 1996     31

Notes to Financial Statements                                              33


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Online System Services, Inc.:

We have audited the accompanying balance sheets of ONLINE SYSTEM SERVICES, INC. (a Colorado corporation) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online System Services, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the financial statements, among other factors, the Company has incurred significant and recurring losses from operations, and such losses are expected to continue in the near future, which raises substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                             ARTHUR ANDERSEN LLP

Denver, Colorado,
February 27, 1998 (except with respect to the matter discussed in Note 12 as to which the date is March 12, 1998).

                          ONLINE SYSTEM SERVICES, INC.

                                 BALANCE SHEETS

                                                                                                   DECEMBER 31,
                                                                                    -----------------------------------------
                                                                                            1997                    1996
                                                                                    ------------------       ----------------
    ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                                                 $3,680,282             $1,645,163
  SHORT-TERM INVESTMENTS                                                                             -              3,855,343
  ACCOUNTS RECEIVABLE, NET (NOTE 2)                                                            701,330                229,350
  ACCRUED REVENUE RECEIVABLES                                                                  143,543                 90,337
  INVENTORY, NET                                                                               235,441                195,941
  PREPAID EXPENSES                                                                             249,510                132,544
  SHORT-TERM DEPOSITS                                                                           77,372                 61,015
                                                                                    ------------------       ----------------
   TOTAL CURRENT ASSETS                                                                      5,087,478              6,209,693

EQUIPMENT, NET (NOTES 2 AND 3)                                                               1,015,632                486,344

CAPITALIZED SOFTWARE COSTS, NET (NOTE 4)                                                       122,029                      -
OTHER ASSETS                                                                                   101,352                164,616
                                                                                    ------------------       ----------------
                                                                                            $6,326,491             $6,860,653
                                                                                    ==================       ================

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                                           $   792,908             $   331,809
  ACCRUED EXPENSES                                                                               177,029                  17,684
  ACCRUED SALARIES AND TAXES PAYABLE                                                             216,493                  82,806
  CURRENT PORTION OF NOTE AND CAPITAL LEASES PAYABLE (NOTES 5 AND 10)                             23,555                  30,437
  DEFERRED REVENUE                                                                                 9,321                  48,669
                                                                                       -----------------       -----------------
   TOTAL CURRENT LIABILITIES                                                                   1,219,306                 511,405
                                                                                       -----------------       -----------------

NOTE AND CAPITAL LEASES PAYABLE (NOTES 5 AND 10)                                                     585                  32,647

COMMITMENTS AND CONTINGENCIES (NOTES 1, 10, 11, 12 AND 13)

STOCKHOLDERS' EQUITY:
  REDEEMABLE, CONVERTIBLE PREFERRED STOCK, 10% CUMULATIVE RETURN;
    NO PAR VALUE, 5,000,000 SHARES AUTHORIZED, 245,000 AND NONE
    ISSUED AND OUTSTANDING, RESPECTIVELY                                                       1,483,282                       -
  COMMON STOCK; NO PAR VALUE, 10,000,000 SHARES
    AUTHORIZED, 3,315,494 AND 3,162,545 SHARES
    ISSUED AND OUTSTANDING, RESPECTIVELY                                                       8,635,075               7,953,665
  STOCK SUBSCRIPTIONS RECEIVABLE (NOTE 7)                                                              -                    (586)
  ACCUMULATED  DEFICIT                                                                        (5,011,757)             (1,636,478)
                                                                                       -----------------       -----------------
   TOTAL STOCKHOLDERS' EQUITY                                                                  5,106,600               6,316,601
                                                                                       -----------------       -----------------
                                                                                             $ 6,326,491             $ 6,860,653
                                                                                       =================       =================

  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                BALANCE SHEETS.

                          ONLINE SYSTEM SERVICES, INC.

                            STATEMENTS OF OPERATIONS

                                                                                                      YEAR ENDED
                                                                                                     DECEMBER 31,
                                                                                     -----------------------------------------
                                                                                              1997                    1996
NET SALES:
     SERVICE SALES                                                                         $ 1,674,198             $ 1,125,617
     HARDWARE AND SOFTWARE SALES                                                             1,117,358                 319,425
                                                                                     -----------------       -----------------
                                                                                             2,791,556               1,445,042

COST OF SALES:
     COST OF SERVICES                                                                        1,021,261                 717,409
     COST OF HARDWARE AND SOFTWARE                                                             972,260                 232,511
                                                                                     -----------------       -----------------
                                                                                             1,993,521                 949,920
                                                                                     -----------------       -----------------
     GROSS MARGIN                                                                              798,035                 495,122

OPERATING EXPENSES:
     SALES AND MARKETING EXPENSES                                                            1,197,038                 633,025
     PRODUCT DEVELOPMENT EXPENSES                                                            1,108,456                 462,108
     GENERAL AND ADMINISTRATIVE EXPENSES                                                     1,837,330                 892,799
     DEPRECIATION AND AMORTIZATION                                                             198,788                 106,814
                                                                                     -----------------       -----------------

                                                                                             4,341,612               2,094,746
                                                                                     -----------------       -----------------

     LOSS FROM OPERATIONS                                                                   (3,543,577)             (1,599,624)

INTEREST INCOME, NET                                                                           168,298                 179,192
                                                                                     -----------------       -----------------

NET LOSS                                                                                   $(3,375,279)            $(1,420,432)
                                                                                     =================       =================

LOSS PER SHARE, BASIC AND DILUTED (NOTE 2)                                                      $(1.05)                  $(.55)
                                                                                     =================       =================

WEIGHTED AVERAGE SHARES OUTSTANDING (NOTE 2)                                                 3,200,474               2,573,273
                                                                                     =================       =================



  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                  STATEMENTS.

                          ONLINE SYSTEM SERVICES, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                        PREFERRED       STOCK             COMMON         STOCK         STOCK
                      ---------------------------    ----------------------------   SUBSCRIPTIONS   ACCUMULATED     STOCKHOLDERS'
                          SHARES        AMOUNT            SHARES         AMOUNT      RECEIVABLE       DEFICIT      EQUITY (DEFICIT)
                          ------        ------            ------         ------      ----------       -------      ----------------
Balances, December
 31, 1995                   -       $        -       1,625,000      $   272,864        $(57,269)      $  (216,046)       $     (451)

Common stock issued
 in conjunction with
 private placement
 (Note 6)                   -                -         182,245          410,000               -                 -           410,000
Less offering costs         -                -               -           (6,330)              -                 -            (6,330)

Common stock issued
 in conjunction with
 initial public
 offering for cash at
 $6.75 per unit
 (Note 6)                   -                -       1,265,000        8,538,750               -                 -         8,538,750

Less offering costs         -                -               -       (1,306,769)              -                 -        (1,306,769)

Exercises of stock
 options and warrants
 (Note 6)                   -                -          90,300           45,150               -                 -            45,150
Stock subscriptions
 receivable (Note 7)        -                -               -                -          56,683                 -            56,683
Net loss                    -                -               -                -               -        (1,420,432)       (1,420,432)

                      ------------   ------------    -----------   --------------   ------------    --------------    --------------

Balances, December
 31, 1996                   -                -         3,162,545        7,953,665          (586)       (1,636,478)        6,316,601
Preferred stock
 issued in
 conjunction with
 private placement
 (Note 6)                 245,000        2,198,875             -                -             -                 -         2,198,875
Less offering costs             -         (280,629)            -                -             -                 -          (280,629)

Common stock issued
 in conjunction with
 private placement
 (Note 6)                       -             -           61,250          251,125             -                 -           251,125
Less offering costs             -             -                -          (32,050)            -                 -           (32,050)

Guaranteed return on
 preferred stock
 (Note 6)                       -         (434,964)            -          434,964             -                 -                 -
Exercises of stock
 options and warrants
 (Note 6)                       -             -           91,699           65,611             -                 -            65,611
Repurchase of option
 to buy common stock
 (Note 6)                       -             -                -          (75,000)            -                 -           (75,000)

Stock options issued
 for services                   -             -                -           36,760             -                 -            36,760
Stock subscriptions
 receivable (Note 7)            -             -                -                -           586                 -               586
Net loss                        -             -                -                -             -        (3,375,279)       (3,375,279)

                      ------------   ------------    -----------   --------------   ------------    --------------    --------------



Balances, December
 31, 1997                  245,000     $1,483,282      3,315,494      $ 8,635,075    $        -        $(5,011,757)      $ 5,106,600

                      ============   ============    ===========   ==============   ============    ==============    ==============



  The accompanying notes to financial statements are an integral part of these statements.

                          ONLINE SYSTEM SERVICES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                      YEAR ENDED
                                                                                                     DECEMBER 31,
                                                                                             -----------------------------
                                                                                                 1997             1996
                                                                                             ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                                                                   $(3,375,279)     $(1,420,432)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                                                              198,788          106,814
      GAIN ON SALE OF EQUIPMENT                                                                   (1,535)               -
      STOCK ISSUED FOR SERVICES                                                                   37,346           36,683
    CHANGES IN OPERATING ASSETS AND LIABILITIES:
      INCREASE IN SHORT-TERM DEPOSIT                                                             (16,357)         (61,015)
      INCREASE IN ACCOUNTS RECEIVABLE                                                           (471,980)        (131,068)
      INCREASE IN ACCRUED REVENUE RECEIVABLES                                                    (53,206)         (90,337)
      INCREASE IN INVENTORY                                                                      (39,500)        (195,941)
      INCREASE IN PREPAID EXPENSES                                                              (116,966)        (127,544)
      (INCREASE) DECREASE IN OTHER ASSETS                                                         63,264         (162,622)
      INCREASE IN ACCOUNTS PAYABLE                                                               461,099          256,819
      INCREASE IN ACCRUED EXPENSES                                                               159,345            6,664
      INCREASE IN ACCRUED SALARIES AND TAXES PAYABLE                                             133,687           63,403
      INCREASE (DECREASE) IN DEFERRED REVENUE                                                    (39,348)          48,669
                                                                                             ------------     ------------
            NET CASH USED IN OPERATING ACTIVITIES                                             (3,060,642)      (1,669,907)
                                                                                             ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    PURCHASE OF SHORT-TERM INVESTMENTS                                                                 -       (3,855,343)
    REDEMPTION OF SHORT-TERM INVESTMENTS                                                       3,855,343                -
    PURCHASE OF EQUIPMENT                                                                       (727,094)        (459,997)
    CAPITALIZED SOFTWARE DEVELOPMENT COSTS                                                      (124,097)               -
    PROCEEDS FROM SALE OF EQUIPMENT                                                                2,621                -
                                                                                             ------------     ------------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 3,006,773       (4,315,340)
                                                                                             ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     PAYMENTS ON NOTE PAYABLE AND CAPITAL LEASES                                                 (38,944)         (32,111)
     PROCEEDS FROM ISSUANCE OF COMMON STOCK                                                      316,736        8,993,900
     PROCEEDS FROM ISSUANCE OF PREFERRED STOCK                                                 2,198,875                -
     PAYMENTS ON SHORT-TERM NOTES PAYABLE                                                              -          (50,814)
     RE-PURCHASE OF STOCK OPTIONS ISSUED TO CONSULTANT                                           (75,000)               -
     PAYMENTS ON NOTE PAYABLE  RELATED PARTY                                                           -          (12,707)
     PAYMENTS RECEIVED ON STOCK SUBSCRIPTIONS RECEIVABLE                                               -           20,000
     STOCK OFFERING COSTS                                                                       (312,679)      (1,313,099)
                                                                                           -------------    -------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                            2,088,988        7,605,169
                                                                                           -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      2,035,119        1,619,922
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               1,645,163           25,241
                                                                                           -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $ 3,680,282      $ 1,645,163
                                                                                           =============    =============

  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                  STATEMENTS.

                          ONLINE SYSTEM SERVICES, INC.

                                                                                               YEAR ENDED
                                                                                              DECEMBER 31,
                                                                                   ----------------------------------
                                                                                        1997                1996
                                                                                   --------------     ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID FOR INTEREST                                                                    $ 5,987             $12,100
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
   STOCK ISSUED FOR SERVICES                                                               37,346              36,683
   CAPITAL LEASE FOR EQUIPMENT                                                                  -               5,623
   NOTE PAYABLE FOR FIXED ASSETS PURCHASED                                                      -              30,323



  THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE
                                  STATEMENTS.

                          ONLINE SYSTEM SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS

(1)   ORGANIZATION AND BUSINESS

     Online System Services, Inc. (the "Company") was incorporated on March 22, 1994, under the laws of Colorado, and principal operations began in 1995. To date, the Company has generated revenues through the sale of design and consulting services for Web site development, resale of software licenses, mark-ups on computer hardware and software sold to customers, maintenance fees charged to customers to maintain computer hardware and Web sites, license fees based on a percentage of revenues from the Company's flagship products and services (known as "i2u"), training course fees, and monthly fees paid by customers for Internet access provided by the Company. The Company commenced sales in February 1995, and was in the development stage through December 31, 1995.

     Prior to the quarter ended September 30, 1997, the Company's focus generally was on three markets: general Web site development, maintenance and hosting; rural or small market Internet service providers ("ISPs"); and healthcare information services and continuing medical education ("CME"). These activities were divided into three separate units early in fiscal 1997: the Business Resource Group ("BRG") for Web site-related activities: Community Access America ("CAA") for the ISP activities: and Healthcare for the CME and healthcare information activities.

     Each of these activities involved in varying degrees the establishment of online communities. As an outgrowth of the Company's BRG and CAA activities, and in recognition of the need to increase the availability of high-speed Internet access, the Company's focus during fiscal 1997 increasingly was on the development of online communities for broadband (high bandwidth or high data transmission capabilities) operators such as cable TV operators (wired and wireless). This focus has resulted in the introduction of the i2u products and services which include a wide range of online services that enable operators and operators' customers to generate online local content, create Web pages and conduct online commerce and banking and a turnkey product and service package which provides the equipment, training and systems necessary for the broadband operator to become a fully operational ISP. The Company intends to focus its future efforts primarily on its i2u products and services. The Company earns revenue for up-front fees paid for hardware, software licenses, training and other implementation services. The Company also earns revenue from access and consulting services and content software licenses through revenue sharing (royalties) based on a formula calculated on the gross income billed by the broadband operator to its customers for both Internet access and Internet content. To date, royalties earned by the Company from this program are not significant. In conjunction with its Web site services, the Company generated revenue from design and consulting services for Web site development, computer hardware and software sold to customers of its Web site development services, maintenance fees charged to customers to maintain computer hardware and Web sites, license fees based on a percentage of revenues from its CAA program, training course fees and monthly fees paid by customers for Internet access provided by the Company in the Denver, Colorado market.

     During November 1997, the Company announced that it was terminating Web site development, maintenance and hosting activities and began to transition this business to other companies. The Company is ceasing Web site development activities, which are not related to the development of products for its i2u products and services or do not involve the creation of online communities for particular businesses or information purposes. In addition, during October 1997, the Company licensed its MD Gateway Web site to Medical Education Collaborative ("MEC") and is no longer developing products for the healthcare market. In the future, revenues from the healthcare market are expected to be limited to license fees received from MEC in connection with the use of MD Gateway.

                          ONLINE SYSTEM SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS

(1)  ORGANIZATION AND BUSINESS (CONTINUED)

     The Company has not been profitable since inception. The Company had at December 31, 1997, $3,680,282 in cash and cash equivalents and $3,868,172 in working capital, primarily resulting from the gross proceeds of a private placement of equity totaling $2,450,000 which closed on December 31, 1997 (See
Note 6). The Company competes in an intensively competitive industry, which has been characterized by price erosion, rapid technological change, short product life cycles, and rapidly changing business models. Significant technological changes in the Internet access and broadband data delivery require that the Company expend significant funds in order to compete in a ever-changing marketplace. The Company has expended significant funds to develop its current product offerings. During 1998, the Company anticipates increased operating expenses and research and development expenditures, which are necessary for the Company to further develop and market its products, and to achieve market acceptance of its products in sufficient quantities to achieve positive cash flow from operations. The Company's current business plan is highly dependent on future revenues based on the extent to which the subscribers of the Company's broadband operator customers utilize the operators for Internet access and conduct business on the Internet. There can be no assurances that the Company will be successful in marketing its products or that it will be able to generate sufficient revenues to achieve positive cash flow from operations.

     The continued viability of the Company depends upon, in part, its ability to obtain additional profitable customer contracts and to obtain additional capital through debt or equity financing. The Company believes that its cash and cash equivalents and working capital plus the net proceeds of the offering of Preferred Stock that was completed during February 1998 (See Note
12) will be adequate to sustain operations through May 1998. In March of 1998, the Company entered into an agreement to offer Preferred Stock which, if successfully closed in April 1998, will result in net proceeds to the Company of approximately $1,800,000. The Company estimates that it will need to raise approximately $15,000,000 through equity, debt or other external financing, to implement its business development plan. The Company has entered into a letter of intent with an underwriter to raise $15,000,000 to $20,000,000 through an offering of common stock. There is no assurance that any additional capital resources, which the Company may need, will be available if and when required, or, if available, available on terms that will be acceptable to the Company, or that the above contemplated financings will be closed.

     As a result of the foregoing, substantial doubt exists about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition

     Revenue from Web site design and consulting fees is recognized on the percentage of completion method on an individual contract basis. Percentage complete is determined primarily based upon the ratio that labor costs incurred bear to total estimated labor costs. The Company's use of the percentage of completion method of revenue recognition requires estimates of the degree of project completion. To the extent these estimates prove to be inaccurate, the revenues and gross margin, if any, reported for periods during which work on the project is ongoing, may not accurately reflect the final results of the project, which can only be determined upon project completion. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. Amounts earned but not billed under development contracts are shown as accrued revenue receivables in the accompanying balance sheets. Amounts invoiced but not earned are shown as deferred revenue in the accompanying balance sheets.

                          ONLINE SYSTEM SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue from hardware and software sales is recognized upon shipment provided that the Company has no significant remaining obligations. Revenue from maintenance fees, training courses and Internet access fees are recognized as the services are performed. License fees are recognized when the Company has no further material obligations.

     Revenue from access and content royalties is recognized when earned, generally as the services are provided.

     Capitalized Software Development Costs and Research and Development Costs

     The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of development costs of software products begins once the technological feasibility of the product is established. The establishment of technological feasibility is highly subjective and requires the exercise of judgment by management. Based on the Company's product development process, technological feasibility is established upon completion of a detailed program design. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins.

     Amortization of capitalized software development costs is computed using the greater of the straight-line method or the product's estimated useful life, generally five years, or based on relative current revenue. During 1997, the Company has used the straight-line method to amortize such capitalized costs, and recorded $2,068 of amortization expense.

     Product development costs relating principally to the design and development of non-software products are generally expensed as incurred. The cost of developing routine software enhancements are expensed as product development costs as incurred because of the short time between the determination of technological feasibility and the date of general release of related products.

     Cash and Cash Equivalents

     For purposes of reporting cash flows, the Company considers cash and cash equivalents to include highly liquid investments with original maturities of 90 days or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates.

     Short-Term Investments

     Short-term investments consist of U.S. Government Treasury Bills. These investments are classified as held-to-maturity securities and are measured at amortized cost.

     Accounts Receivable

     Accounts receivable are shown net of allowance for doubtful accounts of $58,059 and $64,851 at December 31, 1997 and 1996, respectively.

     Inventory

     Inventory is stated at the lower of cost (first-in, first-out) or market. Inventory consists of software licenses which the Company has purchased for the purpose of sub-licensing the software to its customers, and hardware purchased for resale.

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

     Concentration of Credit Risk

     The Company has no significant off balance-sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. In addition, the Company maintains the majority of its cash with financial institutions in the form of demand deposits, and denominates the majority of its transactions in U.S. dollars. At December 31, 1997, the Company had contracted with an Argentine company to provide ongoing technical support to one of the Company's customers. The payment for these services is denominated in Argentine pesos.

     The Company performs ongoing evaluations of its customers' financial condition and generally does not require collateral, except for billings in advance of work performed. Its accounts receivable balances are primarily domestic.

     Income Taxes

     The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not, based on current circumstances, are not expected to be realized (See
Note 9).

     Net Loss Per Share

     Net loss per share has been computed based upon the weighted average number of common shares outstanding.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." Under SFAS 128, primary earnings per share previously required under Accounting Principles Board No. 15 is replaced with basic earnings per share. Basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding, excluding the dilution for any potentially dilutive securities. Fully diluted earnings per share as defined under Accounting Principles Board No. 15 is called diluted earnings per share under SFAS 128. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. As a result of the Company's net losses, all potentially dilutive securities, 1,002,910 stock options and 1,359,250 warrants in 1997, and 719,258 stock options and 1,303,450 warrants in 1996, would be anti-dilutive.

     Pursuant to Securities and Exchange Commission ("SEC") rules, common stock and common stock equivalent shares issued by the Company at prices below the initial public offering during the twelve- month period prior to the offering ("cheap stock") were included in the calculation as if they were outstanding for 1996, regardless of whether they were antidilutive. In Staff Accounting Bulletin 98, the SEC redefined cheap stock. As a result, 169,381 shares, which were originally treated as cheap stock and included in the 1996 weighted average

                          ONLINE SYSTEM SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

shares outstanding of 2,742,654, have been excluded in the restated 1996 weighted average shares outstanding of 2,573,273. This change in weighted average shares had a (.03) increase to (.55) net loss per share when compared to the previously reported net loss per share of (.52).

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables, short-term investments and notes payable. As of December 31, 1997 and 1996, the carrying values of such instruments approximated their fair value.

(3)    EQUIPMENT

       Equipment consists of the following:

                                                                                        DECEMBER 31,
                                                                                  1997                 1996
                                                                           ---------------      ----------------
Computer equipment                                                              $1,082,097             $ 450,743
Office furniture and equipment                                                     131,121                85,558
Software                                                                            85,850                83,387
Leasehold improvements                                                              58,410                52,608
Assets under construction                                                           12,525                     -
                                                                           ---------------      ----------------
                                                                                 1,370,003               672,296
Less accumulated depreciation                                                     (354,371)             (185,952)
                                                                           ---------------      ----------------
      Net equipment                                                             $1,015,632             $ 486,344
                                                                           ===============      ================

     Certain office equipment is pledged as collateral for capital leases payable (See Note 5).

     The Company depreciates computer equipment, office equipment, and software over five years, office furnishings over seven years, and leasehold improvements over the life of the lease.

     Depreciation expense was $196,720 and $106,814 for the years ended December 31, 1997 and 1996, respectively.

                          ONLINE SYSTEM SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS

(4)  CAPITALIZED SOFTWARE COSTS

     Capitalized software costs consists of the following:

                                                                                       DECEMBER 31,
                                                                                  1997                 1996
                                                                           ---------------      ----------------
Capitalized i2u software                                                          $124,097        $    -
Less accumulated amortization                                                       (2,068)            -
                                                                           ---------------      ----------------
      Net capitalized software costs                                              $122,029        $    -
                                                                           ===============      ================

     The Company amortizes the i2u software over its estimated useful life of five years or relative revenues, whichever is greater.

(5)  NOTE AND CAPITAL LEASES PAYABLE

     Note and capital leases payable consist of the following:

                                                                                                 DECEMBER 31,
                                                                                            1997                  1996
                                                                                     ---------------      -----------------
Capital lease payable in monthly principal and interest payments of $1,733, for thirty-six months beginning January 15, 1996, effective interest rate of 14.9%,
 secured by office equipment                                                                $ 19,203               $ 35,747

Capital lease payable in monthly principal and interest payments of $471, for thirty-six months beginning July 28, 1995, effective interest rate of 35.8%,
 secured by a phone system                                                                     2,261                  6,485

Capital lease payable in monthly principal and interest payments of $198 for thirty-six months beginning April 26, 1996, effective interest rate of 19.7%,
 secured by a phone system                                                                     2,676                  4,293

Note payable for purchase of equipment, monthly principal payments of $1,588 beginning March 1996 for twelve months after which payment changes to $625 for the remaining twenty-four months, effective interest rate of 9.0%, unsecured
                                                                                                   -                 16,559
                                                                                     ---------------      -----------------
                                                                                              24,140                 63,084
Less-current portion                                                                         (23,555)               (30,437)
                                                                                     ---------------      -----------------
                                                                                            $    585               $ 32,647
                                                                                     ===============      =================


     Future minimum lease payments under capital leases as of December 31, 1997 are as follows:

          1998                                                                             $25,604
          1999                                                                                 605
                                                                                     -------------
        Total minimum lease payments                                                        26,209
        Less amount representing interest                                                   (2,069)
                                                                                     -------------
                                                                                           $24,140
                                                                                     =============

                          ONLINE SYSTEM SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS

(6)  STOCKHOLDERS' EQUITY

     Preferred Stock

     On December 31, 1997, the Company completed a private placement for gross proceeds of $2,450,000 with a small group of investors. The Company sold 24.5 units, which consisted of an aggregate of 245,000 shares of 10% cumulative convertible redeemable preferred stock, 61,250 shares of common stock, and warrants to purchase 49,000 shares of common stock. Net proceeds to the Company were $2,137,321 after deducting $312,679 in offering costs.

     The preferred stock issued in the above private placement entitles the holder to voting rights at one vote per share and specifies a 10% per annum cumulative non-compounding dividend based on the stated value of $10.00 per share. The Company may redeem the preferred stock at any time for $10.00 per share. However, if the Company completes a secondary public offering of its securities, as defined, within nine months from December 31, 1997, the Company shall redeem all of the outstanding preferred stock. If the secondary offering is not completed before September 30, 1998, each share of preferred stock shall become convertible, at the election of the holder, into the number of shares of common stock of the Company equal to $10.00 divided by the lesser of (1) $10.00 or (2) 80% of the average per share closing bid price, as defined, on the date of conversion.

     The conversion discount of the preferred stock is considered to be an additional preferred stock dividend. The maximum discount available of $434,964 (the "Guaranteed Return") is initially recorded as a reduction of preferred stock and an increase to additional paid-in capital. The Guaranteed Return reduction to preferred stock will be accreted, as additional dividends, by recording a charge to income available to common stockholders during 1998 over the nine month period to the earliest date of conversion of the preferred stock. The Company will also record annual dividends of $1.00 per share as a reduction of income available to common stockholders, whether or not declared by the Board of Directors.

     Any difference between the highest redemption value ($10 per share) and the recorded value, (excluding the Guaranteed Return discussed above), primarily offering costs, will be accreted as a charge to income available to common stockholders during 1998, over the nine month period when the Company can redeem the preferred stock.

     The 49,000 common stock purchase warrants issued in the above private placement entitle the holder to purchase one share of the Company's common stock for a purchase price of $15.00 per share at any time during the three-year period commencing on December 31, 1997. On the date of issuance, the Company determined the warrants had a nominal value.

     In conjunction with services provided during the private placement offering, the Company also issued to the underwriters warrants to purchase 12,250 common shares of the Company for a purchase price of $15.00 per share. The warrants can be exercised at any time during the three-year period commencing December 31, 1997. On the date of issuance, the Company determined the warrants had a nominal value.

     Common Stock

     Private Placement Completed March 1996

     In March 1996, the Company completed a private placement of common stock. The Company sold 41 units, each consisting of 4,445 shares of common stock and 450 common stock purchase warrants. The units sold at a price of $10,000 per unit. Total proceeds from the private placement, after deducting offering costs of $6,330, were $403,670.

                          ONLINE SYSTEM SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS

(6)  STOCKHOLDERS' EQUITY (CONTINUED)

     Initial Public Offering

     In May 1996, the Company completed an initial public offering of its common stock. The Company sold 1,265,000 units, each consisting of one share of common stock and one common stock purchase warrant. The units sold at a price of $6.75 per unit. Total proceeds from the initial public offering were $7,231,981 after deducting offering costs of $1,306,769.

     Stock Option Plan

     During 1995, the Company adopted the 1995 Stock Option Plan (the "Plan"). Under the terms of the Plan, the Company may grant options for up to 1,400,000 shares under the Plan. As of December 31, 1997, the Company has options outstanding for 1,002,910 shares. Under the Plan, the option exercise price equals the stock's fair market value on the date of grant and the options vest over various terms with a maximum vesting period of 42 months and expire after a maximum of ten years. The Company accounts for the Plan under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 defines a fair value-based method of accounting for employee stock options and similar equity instruments. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS 123 had been applied. The Company has elected to make the pro forma disclosures in accordance with SFAS 123 as set forth below.

     The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rate of 6.21 and 5.90 percent, no expected dividend yields, expected lives of
3.0 and 2.7 years, and expected volatility of 98 and 75 percent (actual volatility of the Company's common stock since the initial public offering.) Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

     Had compensation cost for options granted under the Plan been determined consistent with SFAS 123, the Company's net loss and net loss per common and common equivalent share would have been increased to the following pro forma amounts:

                                                                                     1997                     1996
                                                                            -------------------      -------------------

Net loss:                                    As Reported                            $(3,375,279)             $(1,420,432)
                                                                            -------------------      -------------------
                                             Pro Forma                               (3,730,827)              (1,541,985)
                                                                            -------------------      -------------------
Net loss per share-basic and diluted
                                             As Reported                            $     (1.05)             $     (0.55)
                                                                            -------------------      -------------------
                                             Pro Forma                                    (1.17)                   (0.59)
                                                                            ===================      ===================

                          ONLINE SYSTEM SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS

(6)  STOCKHOLDERS' EQUITY (CONTINUED)

     Because the fair value method of accounting required by SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     A summary of the status of the Plan at December 31, 1997 and 1996, and changes during the years then ended is presented in the tables and narrative below:

                                                          1997                                    1996
                                          -----------------------------------     -----------------------------------
                                                                  Weighted                                Weighted
                                                                   Average                                 Average
                                                                  Exercise                                Exercise
                                                Shares              Price               Shares              Price
                                          ----------------      -------------     ----------------      -------------
Outstanding at beginning of year                   719,258              $1.87              510,558              $0.50
Granted                                            924,200               3.24              466,100               3.28
Exercised                                          (86,249)              0.72              (85,300)              0.50
Forfeited and canceled                            (554,299)              3.62             (172,100)              2.27
                                          ----------------                        ----------------

Outstanding at end of year                       1,002,910              $2.26              719,258              $1.87
                                          ================    ===============     ================    ===============

Exercisable at end of year                         246,998              $1.18              209,008              $0.76
                                          ================    ===============     ================    ===============

Weighted average fair value of options
     granted during year                             $1.64                                   $1.59
                                          ================                        ================

     The status of total stock options outstanding and exercisable under the Stock Option Plan as of December 31, 1997 follows:

                                       STOCK OPTIONS OUTSTANDING                               STOCK OPTIONS EXERCISABLE
                         ----------------------------------------------------   ----------------------------------------------------

                                                Weighted                                                                   Weighted
                                                Average           Weighted                             Weighted            Average
       Range of                                Remaining           Average                             Average            Remaining
       Exercise              Number of        Contractual         Exercise          Number of          Exercise          Contractual

        Prices                Shares          Life (Years)          Price            Shares             Price           Life (Years)

----------------------   ---------------   ---------------    ---------------   ---------------    --------------     --------------

$ 0.50 - 1.25                   225,676               3.5              $0.62           183,365             $0.64                 3.5

  1.26 - 3.13                   550,834               5.9               1.76            35,333              1.69                 5.9

  3.14 - 7.83                   226,400               5.2               5.13            28,300              4.01                 5.2

                         ---------------                                        ---------------

$ 0.50 - 7.83                 1,002,910               5.2              $2.26           246,998             $1.18                 4.0

                         ===============                                        ===============


     Common Stock Options/Warrants

     In September 1995, in conjunction with a consulting agreement entered into by the Company with Creative Business Strategies ("CBS") (See Note 11), the Company granted stock options under the Plan to purchase 100,000 shares of the Company's common stock at an exercise price of $.50 per share, which were to vest 18 months after the date of the agreement and were exercisable for a period of 5 years. The Company repurchased all the options in 1997 for $75,000, their intrinsic value on the date of purchase.

                          ONLINE SYSTEM SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS

(6)  STOCKHOLDERS' EQUITY (CONTINUED)

     In December 1995, in conjunction with a business relationship entered into among Charlie Spickert, Medical Education Collaborative ("MEC") and the Company (See Note 11), the Company granted stock options under the Plan to purchase 50,000 shares of the Company's common stock at an exercise price of $.50 per share. The options vest over 48 months, which vesting may be accelerated in certain events. As of December 31, 1997, 50,000 options are vested and none have been exercised.

     During December 1995, in connection with the acquisition of the equipment described in Note 10, the Company issued warrants to purchase 25,000 shares of the Company's common stock at an exercise price of $.50 per share, which vested immediately and are exercisable for 5 years. On the date of issuance, the Company determined the warrants had a nominal value. During 1997, 5,000 warrants were exercised. As of December 31, 1997, 15,000 warrants were outstanding.

     In connection with the Company's private placement of common stock in March 1996, the Company issued warrants to purchase 18,450 shares of the Company's common stock at an exercise price of $2.25 per share, which vested immediately and are exercisable for 5 years. On the date of issuance, the Company determined the warrants had a nominal value. During the year ended and as of December 31, 1997, 450 warrants have been exercised.

     In conjunction with the initial public offering in May 1996, the Company issued 1,265,000 units (including 165,000 units under the over-allotment), each unit consisting of one share of common stock and one common stock purchase warrant. Two of such warrants entitle the unit holders to purchase one share of common stock at a price of $9.00 during the three-year period commencing May 1996. Commencing one year from the date of the initial public offering, the Company has the right, at its discretion, to call all of the warrants for redemption on 45 days' prior written notice at a redemption price of $.05 per warrant if: (i) the closing bid price of the Company's common stock exceeds the exercise price of the warrants ($9.00) by at least 50% during a period of at least 20 of the 30 trading days immediately preceding the notice of redemption;
(ii) the Company has in effect a current registration statement covering the common stock issuable upon exercise of the warrants; and (iii) the expiration of the 45-day notice period is within the term of the warrants. If the Company elects to exercise it's redemption right, holders of warrants may either exercise their warrants, or their warrants will be redeemed. As of December 31, 1997, none of the warrants have been exercised or redeemed.

     In conjunction with the initial public offering, the Company issued to the underwriters an option to purchase 110,000 units (consisting of one share of common stock and one warrant, of which two warrants purchase one share of common stock at a price of $9.00) (the "Representative's Securities"). The Representative's Securities are not exercisable for one year after the date of the initial public offering. Thereafter, for a period of four years, the Representative's Securities are exercisable at a price of $8.10 per unit. The warrants included in the Representative's Securities are exercisable consistent with those issued in the initial public offering. As of December 31, 1997, the option has not been exercised by the underwriter.

                          ONLINE SYSTEM SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS

(7)  STOCK SUBSCRIPTIONS RECEIVABLE

  The Company entered into two stock subscription agreements. The first agreement stipulates that the purchase price of certain shares will be paid through the fair market value of services rendered to the Company. The $36,683 of required services was completed as of December 31, 1996. The second agreement required the payment of $20,000 cash on or before January 31, 1996. The payment was received prior to the expiration date. In 1997, the remaining services of $586 were completed.


(8)  MAJOR CUSTOMERS

     A substantial portion of the Company's sales is derived from a limited number of customers. The Company's sales to customers in excess of 10% of net sales for the years ended December 31, 1997 and 1996, are as follows:

                                                                     1997                  1996
                                                              -----------------     ----------------
Customer A                                                             $738,460       $         -
Customer B                                                              382,441                 -
Customer C                                                               21,295              149,175

     The Company's accounts receivable balances from customers in excess of 10% of the accounts receivable and accrued revenue receivables balance for the years ended December 31, 1997 and 1996, are as follows:

                                                                     1997                  1996
                                                              -----------------     ----------------
Customer A                                                             $386,233       $         -
Customer D                                                                 -                  39,834
Customer E                                                                 -                  33,850


     Customer B operates in Buenos Aries, Argentina; however all 1997 revenue transactions with this customer were denominated in U.S. Dollars.


(9)   INCOME TAXES

     At December 31, 1997, for income tax return purposes, the Company has approximately $5,149,905 of net operating loss carryforwards that expire at various dates through the year 2012. The net operating loss for tax purposes differs from that for financial reporting purposes due to differences in reporting certain transactions for income tax and financial reporting purposes. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

     The Company has determined that deferred tax assets resulting from the net operating loss carryforwards, as of December 31, 1997 and 1996, respectively, did not satisfy the realization criteria. Accordingly, a valuation allowance was recorded against the entire deferred tax asset. No other significant deferred tax assets or liabilities existed at December 31, 1997 or 1996.

     The difference between the expected statutory rate and the effective rate is primarily a result of the increase in the valuation allowance.

                          ONLINE SYSTEM SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS

(10)  RELATED PARTY TRANSACTIONS

  Capital Lease-Related Party

  To provide working capital for the Company, shareholders of the Company formed a partnership that purchased the equipment from the Company for cash and then leased the equipment back through a capital lease (See Note 5). Amounts due under capital leases to related parties were $19,203 and $35,747 at December 31, 1997 and 1996, respectively.

  Office Lease

  The Company's principal offices are located in a building managed by an affiliate, in that an officer of the Company is related to the vice president of the management company. The Company was in need of expanding its office space and due to several vacant floors in the building, the management company agreed to rent an additional floor to the Company and its current office space at a total monthly rate of $13,657, which increased to $18,208 in January 1998 as new space was occupied.


(11) COMMITMENTS AND CONTINGENCIES

     Minimum future annual lease payments as of December 31, 1997, including amounts committed to related parties, are as follows:

     1998                                             $358,178
     1999                                              257,504
     2000                                               50,074
                                               ---------------
                                                      $665,756
                                               ===============


     In conjunction with an operating lease entered into during 1996, the Company made a security deposit of $222,693, which will be returned to the Company during the lease term as payments are made. During 1997, the Company had deposits totaling $61,016 refunded with $161,677 remaining on deposit as of December 31, 1997. The security deposit is included in short-term deposit and other assets in the accompanying balance sheet.

     The total lease expense for the years ended December 31, 1997 and 1996, was $339,456 and $122,578, respectively.

     The Company entered into a business relationship on December 7, 1995 with Charlie Spickert and MEC. Mr. Spickert and MEC will provide the knowledge and reputation to penetrate the medical training and services market. The Company will provide the needed resources and expertise in Internet services. In addition to receiving a percentage of revenues from the results of the joint efforts of the parties, Mr. Spickert was granted 50,000 common stock options (See Note 6).

     As part of the joint development and marketing arrangement with MEC and Mr. Spickert, the Company has agreed to perform Web site development services as a vendor to MEC.

                          ONLINE SYSTEM SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS

(11) COMMITMENTS AND CONTINGENCIES (CONTINUED)

  In September 1995, the Company entered into a consulting agreement with CBS wherein CBS assisted the Company in developing its business plan, advises the Company regarding business opportunities and financings and promotes the Company and its services. For these services, CBS was to be paid a fee of $2,500 a month, was granted a stock option to purchase 100,000 shares of the Company's common stock (See Note 6), and was to be paid a transaction-based fee for business combinations or certain other transactions completed by the Company that were initiated by CBS. Effective February 1, 1996, the agreement with CBS was amended to provide for a monthly fee of $4,000 for a period of 36 months and to eliminate any transaction-based compensation. In June 1997, the Company repurchased the 100,000 stock options from CBS for $75,000 (See Note 6) and prepaid $74,663 for the consulting agreement. The Company is amortizing the prepayment over the remaining 20 months of the consulting agreement. As of December 31, 1997, $48,531 remained unamortized and is included in prepaid expenses in the accompanying balance sheet.


(12)  SUBSEQUENT EVENT

     On March 12, 1998, the Company sold an additional 2.25 units related to the private placement for gross proceeds of $225,000. The units sold have the same terms and conditions as discussed in Note 6 and consisted of an aggregate of 22,500 shares of 10% cumulative convertible redeemable preferred stock, 5,625 shares of common stock, and warrants to purchase 4,500 shares of common stock. Net proceeds to the Company were approximately $202,500 after deducting approximately $22,500 in offering expenses.

     The 4,500 common stock purchase warrants issued entitle the holder to purchase one share of the Company's common stock for a purchase price of $15.00 per share. The warrants can be exercised at any time during the three-year period commencing March 12, 1998.


(13)  SUBSEQUENT EVENT (UNAUDITED)

     On March 19, 1998, the Company entered into an agreement and Plan of Merger with Durand Acquisition Corporation (a wholly owned subsidiary of the Company) and Durand Communications, Inc. ("Durand"), pursuant to which Durand would become a wholly owned subsidiary of the Company. Durand is a privately held company which creates and supports on-line communities and electronic commerce applications.

     The agreement contemplates the issuance of approximately 970,000 shares of restricted common stock for all of the outstanding shares of Durand. The consummation of the merger is subject to approval by the shareholders of the Company and other contingencies.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CHANGE IN ACCOUNTANTS

(i) On October 7, 1996, the Company dismissed Jones, Jensen & Company as its independent accountants effective October 7, 1996.

(ii) The reports of Jones, Jensen and Company, regarding the Company's consolidated financial statements since the Company's inception on March 22, 1994 through December 31, 1995, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph in Jones, Jensen and Company's report dated February 9, 1996, concerning the Company's ability to continue as a going concern.

(iii)The Company's board of directors approved the decision to change independent accountants.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.

ITEM 10. EXECUTIVE COMPENSATION.

         Reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Reference is made to the pertinent information contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission, which information is incorporated herein.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) For Financial Statements filed as a part of this Report, reference is made to "Index to Financial Statements" on page F-1 of this Report. For a list of Exhibits filed as a part of this Report, see Exhibit Index on page 50 of this Report.

(b) During the last quarter of the period covered by this Report, the Company did not file any reports on Form 8-K.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ONLINE SYSTEM SERVICES, INC.

Date:  April 2, 1998         By /s/ R. Steven Adams
                                ---------------------
                                R. Steven Adams, President and Chief Executive
                                 Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ R. Steven Adams                                        April 2, 1998
---------------------------------------------------
R. Steven Adams,
(President, Chief Executive Officer and a Director)


/s/ Thomas Plunkett                                        April 2, 1998
---------------------------------------------------
Thomas Plunkett
(Chief Financial Officer)


/s/ Stuart Lucko                                           April 2, 1998
---------------------------------------------------
Stuart Lucko
(Controller)


/s/ Paul H. Spieker                                        April 2, 1998
---------------------------------------------------
Paul H. Spieker
(Director)


/s/ William R. Cullen                                      April 2, 1998
---------------------------------------------------
William R. Cullen
(Director)


/s/ Robert M. Geller                                       April 2, 1998
---------------------------------------------------
Robert M. Geller
(Director)


/s/ Robert J. Lewis                                        April 2, 1998
---------------------------------------------------
Robert J. Lewis
(Director)

/s/ H. Robert Gill                                         April 2, 1998
---------------------------------------------------
H. Robert Gill
(Director)


/s/ Richard C. Jennewine                                   April 2, 1998
---------------------------------------------------
Richard C. Jennewine
(Director)


/s/ Charles P. Spickert                                    April 2, 1998
---------------------------------------------------
Charles P. Spickert
(Director)

                          ONLINE SYSTEM SERVICES, INC.
                               INDEX TO EXHIBITS
             FORM 10-KSB (For Fiscal Year Ended December 31, 1997)

(a)  Listing of Exhibits:

     3.1  Articles of Incorporation, as amended, of the Company*
     3.2  Bylaws of the Company(1)
     4.1  Specimen form of the Company's Common Stock certificate(2)
     4.2 Form of Warrant Agreement dated May 23, 1996 between Corporate Stock Transfer and the Company, including form of Warrant(2)
     4.3  Stock Option Plan of 1995(1)
     4.4  Form of Incentive Stock Option Agreement for Stock Option Plan of
          1995(1)
     4.5 Form of Nonstatutory Stock Option Agreement for Stock Option Plan of 1995(1)
     4.6 Nonstatutory Stock Option Agreement for options issued to Creative Business Strategies, Inc.(2)
     4.7  Form of Warrant issued in connection with Sale-Leaseback of
          Equipment(1)
     4.8  Form of Warrant issued in 1996 to private investors(1)
     4.11 Specimen of Warrant Certificate--See Exhibit A filed with Exhibit 4.2
     4.12 Form of Warrant Agreement issued in 1997 and 1998 to private investors.*
     10.1 Equipment Lease Agreement dated December 15, 1995 between the Company and OSS Equipment Leasing General Partnership(1)
     10.2 Financial Advisory Agreement dated February 23, 1996 between the Company and Cohig and Associates(1)
     10.3 Form of Nondisclosure and Nonsolicitation Agreement between the Company and its employees(2)
     10.4 Office Lease for the Company's principal offices(2)
     10.5 Long-Term Equipment Sale and Software License Agreement dated October 7, 1997 between the Company and FiberTel TCI2 S.A.*
     10.6 Agreement and Plan of Merger dated March 19, 1998 among the Company, Durand Acquisition Corporation and Durand Communications, Inc.*
     10.7 Agreement dated October 7, 1997 between the Company and Medical Education Collaborative, Inc.*
     13 The registrant intends to deliver to its shareholders a copy of 1997 Annual Report on form 10-KSB (without exhibits), in lieu of a separate Annual Report to Shareholders
     16   Letter on change in certifying accountant(3)
     23.1 Consent of Arthur Andersen LLP*
     27   Financial Data Schedule*
-----------------------------
*    Filed herewith.
(1) Filed with the initial Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(2) Filed with Amendment No. 1 to the Registration Statement on Form SB-2, filed May 3,1996, Commission File No. 333-3282-D.
(3) Filed with the Form 8-K Report, dated October 7, 1996, Commission File No. 0-28462.