Form 10KSB/A
period 1997-12-31
ONLINE SYSTEM SERVICES INC
filed 1998-05-08
CIK 1011901

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A
                                 ANNUAL REPORT
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

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No
           ---     ---

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_].

   Registrant's revenues for fiscal year ended December 31, 1997: $2,791,556

   Aggregate market value of voting stock held by non-affiliates of registrant as of February 28, 1998: Approximately $22,598,163.

   Number of shares outstanding as of February 28, 1998: 3,333,577 shares of Common Stock, no par value, and 1,359,250 common stock purchase warrants.

   Documents incorporated by reference:  None

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

          The directors and officers of Online System Services, Inc. ("OSS" or the "Company") as of April 28, 1998 are as follows:


Name                              Age     Director    Position
----                              ---     --------    --------
                                           Since
                                           -----
R. Steven Adams...............     45       1994      Chairman of the Board, President and Chief Executive Officer
                                                      and a Director
William R. Cullen.............     56       1998      Chief Operating Officer and a Director
Thomas S. Plunkett............     45       ----      Chief Financial Officer
Robert M. Geller..............     45       1995      Secretary and a Director
Keith M. Bennett..............     49       ----      Senior Vice President-Sales and Tactical Marketing
Gwenael S. Hagan..............     37       ----      Vice President-Strategic Development
Edward C. Robinson............     38       ----      Vice President-Business Development
Paul H. Spieker...............     54       1995      Vice President-Technical Operations and a Director
Vincent D. Bradshaw...........     57       ----      Vice President-Sales
Michael S. Murphy.............     46       ----      Vice President-Operations
Donald L. Smith III...........     48       ----      Vice President-Product Development
Robert J. Lewis...............     67       1995      Director
H. Robert Gill................     61       1996      Director
Richard C. Jennewine..........     59       1996      Director
Charles P. Spickert...........     44       1997      Director

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

          WILLIAM R. CULLEN, has served as Chief Operating Officer and a director since March 1998. From May 1997 to March 1998, Mr. Cullen worked as a consultant to the businesses in the cable industry. From April 1994 to May 1997, Mr. Cullen was Chairman and CEO of Access Television Network, Inc., a privately held company specializing in providing paid programming to local cable systems. From January 1992 to March 1994, Mr. Cullen was President and CEO of California News Channel, a programming project of Cox Cable Communications.
From July 1984 to December 1991, Mr. Cullen was employed by United Artist Cable Corporation (and its predecessor United Cable Television Corp.) as Vice President of Operations and President of its subsidiary United Cable of Los Angeles, Inc., and as its Senior Vice President of the Southwest Division. Prior to joining United Artist Cable Corporation, Mr. Cullen was President of Tribune Company Cable of California, Inc. and CEO of its United-Tribune Cable of Sacramento joint venture, served as a top financial officer of three companies, and worked in banking.

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

          ROBERT M. GELLER, has been a director and corporate secretary of the Company since May 1995. He also served as Vice President-Chief Financial Officer of the Company on a one-half time basis from May 1995 to October 1996. Mr. Geller currently provides consulting services to the Company on a one-half time basis. From 1986 to the present, Mr. Geller has been President of The Growth Strategies Group, a consulting company specializing in board and executive services for emerging growth companies. Mr. Geller is a director of Renaissance Entertainment Corporation, a publicly held owner and operator of renaissance fairs; and Armanino Foods of Distinction, Inc., a publicly held producer of Italian foods.

          KEITH M. BENNETT, joined the Company in April 1998 as Senior Vice President-Sales and Tactical Marketing. From December 1997 to April 1998 and from April 1996 to February 1997, Mr. Bennett worked as a consultant to new and emerging companies in the telecommunications industry to assist them in establishing their products and services in the marketplace. From February 1997 to December 1997, Mr. Bennett was Vice President of North American Sales for Intergram International, a global provider of digital messaging products and services, responsible for developing and implementing all sales and marketing strategies. From May 1993 to April 1996, Mr. Bennett was Director of Sales and Customer Service with U S WEST, MRG and was responsible for new product market launches with an emphasis on sales, customer service, and marketing.

          GWENAEL S. HAGAN, joined the Company in January 1998 as Vice President of Strategic Development. From June 1996 to January 1998. Mr. Hagan served as Vice President of New Business Development with International Channel, a cable television network, where he was responsible for new revenue opportunities, both domestically and internationally, and developing and implementing strategies to increase revenue and position International Channel for growth via evolving digital cable and satellite platforms. From December 1994 to June 1996, Mr. Hagan served as the Internet Marketing Manager for Microsoft's western region. His work with Microsoft encompassed competitive strategy development, sales resource allocation, presentations and public relations. From March 1994 to December 1994, Mr. Hagan worked with Missing Link Communications, Inc. , a developer of television programs to assist computers in buying personal computers. At Missing Link, Mr. Hagan was responsible for programming concepts and establishing alliances. Prior to that time, Mr. Hagan spent 11 years with Jones International, Ltd., a cable television operator and television network development company.

          EDWARD C. ROBINSON, joined the Company in May 1997 and is responsible for business development for the Company's broadband business to consumer products and services. From 1992 to 1994, Mr. Robinson was Director of Marketing and Sales, New Media for U S WEST Marketing Resources, responsible for preparing the $1.0 Billion division of U S WEST for entrance into the interactive services/Internet content businesses. From 1994 to 1996, Mr. Robinson was the Director of Business Development for U S WEST Interactive Services, responsible for negotiating and finalizing content and distribution agreements worldwide for U S WEST in it's broadband ventures. From 1996 to 1997 Mr. Robinson was the Director of Business Development for Broadvision, an Internet software company in Los Altos, CA.

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

          VINCENT D. BRADSHAW, joined the Company as Director-Sales in June 1996 and was promoted to Vice President-Sales in September 1996. From May 1993 to May 1996, he was Director of Business Development for Source One Management, Inc., a privately held Denver based company in the business of providing technical operations, management and engineering services. From 1987 to 1996, Mr. Bradshaw was an independent, Denver based marketing and business consultant, doing business as Foresight Business Services. As a consultant, he provided marketing and business operations advice to a number of private and public companies. From May 1981 to December 1986, Mr. Bradshaw was employed by Mountain Bell and its parent company in different sales positions leading to his being named Vice President-Federal Services from 1985 to 1986. From August 1960 to April 1981, he held progressive technical operations, engineering and sales/marketing positions with AT&T Company in several eastern states. Mr. Bradshaw is currently a business advisor with the Boulder Technology Incubator, a not-for-profit corporation that assists inventors and firms in marketing their technologies.

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

          DONALD L. SMITH III, joined the Company in November, 1997 and is responsible for product development. He has worked the past eleven years in the software development area in a variety of industries. His most recent experience included establishing and growing the development organization at Jones Cyber Solutions from a single resource to one hundred persons working on the development and customization of subscriber management and customer care software being sold to the cable and telephony marketplaces. His previous position included developing performance measurement and project management applications for multi-billion dollar Martin Marietta defense contracts.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are also required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

          To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were timely complied with except for the following:

        Name of Individual      Form       Number of Late Reports     Transactions Not Timely Reported
        ------------------      ----       ----------------------     --------------------------------
        Charles P. Spickert       3                  1                                1
        Greg Bicket               3                  1                                1
        Michael S. Murphy         3                  1                                1
        Vincent D. Bradshaw       3                  1                                1
        R. Steven Adams           4                  1                                1
        Richard C. Jennewine      4                  1                                1

ITEM 10.  EXECUTIVE COMPENSATION.
          The following table summarizes the annual compensation paid by the Company during fiscal years ended December 31, 1995, 1996, and 1997 to R. Steven Adams, the Chief Executive Officer of the Company as of December 31, 1997 and the executive officers of the Company, other than Mr. Adams, whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 1997.

                                                    SUMMARY COMPENSATION TABLE

                                                              Annual Compensation                Long-Term Composition
                                                 -------------------------------------------------------------------------
                                                       Salary         Bonus        Other              Securities
Name and Principal Position                Year          $              $            $            Underlying Options
---------------------------                ----        ------         -----        -----          ------------------
R. Steven Adams                            1997      $120,217           --           --                    --
President, Chief Executive                 1996      $110,217           --           --                    --
Officerand Director                        1995      $ 69,000           --           (1)                   --

Thomas S. Plunkett (2)                     1997      $103,642           --           --                  90,000 (3)
Chief Financial Officer                    1996      $ 17,641           --           --                  60,000
                                           1995           --            --           --                    --

_______________
(1) On January 1, 1995, the Company issued 480,000 shares of Common Stock issued to Mr. Adams, as the founder and promoter of the Company, for a nominal value ($100). Mr. Adams has also purchased other Common Stock from the Company at fair market value as determined by the Board of Directors.

(2)  Mr. Plunkett was hired as Chief Financial Officer in October 1996.

(3) Includes options for the purchase of 60,000 shares and 15,000 shares, respectively, of Common Stock initially granted to Mr. Plunkett on October 4, 1996 and January 9, 1997, respectively, but repriced by the Company's Board of Directors on May 20, 1997.

STOCK OPTIONS

          The following tables summarize the stock option grants and exercises during fiscal 1997 to or by the named executive officers and the value of all options held by the named executive officers as of December 31, 1997.


                               OPTION GRANTS DURING FISCAL YEAR ENDED DECEMBER 31, 1997

                                                             Percent of Total Options
                                   Number of Securities        Granted to Employees       Exercise
                                    Underlying Options       During Fiscal Year Ended       Price            Expiration
Name                                      Granted                December 31, 1997        ($/Share)             Date
----                               --------------------      ------------------------     ---------          ----------
R. Steven Adams                              0                        $ 0                     --                  --

Thomas S. Plunkett                      75,000 (1)                                          $1.63              5/20/04
                                        15,000 (2)                                          $1.63              5/20/02
                                        ----------
                                        90,000                       9.7% (3)

_______________
(1) Includes options for the purchase of 60,000 shares and 15,000 shares, respectively, that were initially granted to Mr. Plunkett on October 4, 1996 and January 9, 1997, respectively, at exercise prices of $3.88 and $3.38, respectively. These options were repriced by the Board of Directors of the Company on May 20, 1997. Each of these options was initially exercisable in one-third increments on the 12th, 24th, and 36th month after the date of grant. In connection with the repricing of these options, the vesting of the options was delayed for six months such that each of these options is now exercisable on the 18th, 30th, and 42nd months after the date of the original grant.

(2)  This option was exercisable in full immediately upon grant.

(3) All options repriced by the Board of Directors during the fiscal year ended December 31, 1997 (but which were originally granted during a prior fiscal year) are deemed to have been granted during the fiscal year ended December 31, 1997 for the purpose of calculating such percentage.


  AGGREGATED OPTION EXERCISES DURING FISCAL YEAR ENDED DECEMBER 31, 1997 AND
                      OPTION VALUES AT DECEMBER 31, 1997


                                                            Number of Securities            Value of Unexercised
                            Shares                         Underlying Options at          In-The-Money Options at
                           Acquired         Value            December 31, 1997               December 31, 1997
Name                      on Exercise     Realized      Exercisable / Unexercisable     Exercisable / Unexercisable
----                      -----------     --------      ---------------------------     ---------------------------
R. Steven Adams               --             --                     --                              --

Thomas S. Plunkett             0            $ 0               15,000 / 75,000                $73,050 / $365,250 (1)

_______________
(1) The value of unexercised in-the-money options was determined by multiplying the number of shares subject to such options by the favorable difference between the exercise price per share and $6.50, the closing bid price per share on December 31, 1997.

BOARD OF DIRECTOR COMPENSATION

          The Board of Directors of the Company do not receive cash compensation for their services as directors of the Company, but they are reimbursed for their reasonable expenses in attending meetings of the Board of Directors. During fiscal 1997, the Company compensated Robert M. Geller, Robert J. Lewis,
H. Robert Gill, Richard C. Jennewine and Charles P. Spickert for their services as consultants.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Information as to the name, address and stock holdings of each person known by the Company to be a beneficial owner of more than 5% of its Common Stock or its 10% Cumulative, Convertible, Redeemable Preferred

Stock ("10% Preferred Stock") and as to the name, address and stock holdings of each member of the Board of Directors and by all executive officers and directors, as a group, as of April 28, 1998 is set forth below. Except as indicated below, the Company believes that each such person has the sole (or joint with spouse) voting and investment powers with respect to such shares.

                                                            Common Stock                              10% Preferred Stock
                                                 -----------------------------------------       ------------------------------
              Name/Address                          Amount                  Percent                Amount              Percent
                   of                            Beneficially                 of                Beneficially             of
          Shareholder/Director                       Owned                 Class (1)               Owned              Class (1)
----------------------------------------         ------------              ---------            ------------          ---------
R. Steven Adams                                     497,000 (2)                14.8%                None

1800 Glenarm Place, Suite 800

Denver, Colorado  80202



Robert M. Geller                                    184,667 (3)                 5.4%                None

1800 Glenarm Place, Suite 800

Denver, Colorado  80202



Paul H. Spieker                                     179,667 (4)                 5.3%                None

1800 Glenarm Place, Suite 800

Denver, Colorado  80202



Lee E. Schlessman                                    57,000 (5)                 1.7%              120,000 (6)            44.9%

1301 Pennsylvania Street, Suite 800

Denver, Colorado 80203



Susan M. Duncan                                      13,500 (7)                  *                 30,000 (8)            11.3%

2651 South Wadsworth Circle

Lakewood, Colorado 80227



Robert J. Lewis                                      64,370 (9)                 1.9%                None

1800 Glenarm Place, Suite 800

Denver, Colorado  80202



Thomas S. Plunkett                                   37,000 (10)                 1.1%                None

1800 Glenarm Place, Suite 800

Denver, Colorado  80202



H. Robert Gill                                       20,000 (11)                  *                  None

1800 Glenarm Place, Suite 800

Denver, Colorado  80202



Richard C. Jennewine                                20,000 (12)                   *                  None

1800 Glenarm Place, Suite 800

Denver, Colorado  80202



Charles P. Spickert                                 56,000 (13)                  1.6%                None

1800 Glenarm Place, Suite 800

Denver, Colorado  80202



William R. Cullen                                     None (14)                                      None

1800 Glenarm Place, Suite 800

Denver, Colorado  80202


Directors and Executive Officers as a            1,058,704 (15)                 29.1%                None
 Group (12 persons)

*    Less than one percent of shares outstanding.

(1) In calculating percentage ownership, all shares of Common Stock which a named shareholder has the right to acquire within 60 days from the date of this Proxy Statement upon exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by that shareholder, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by any other shareholders. No options or warrants to acquire 10% Preferred Stock are outstanding.
(2) Excludes options for the purchase of 100,000 shares of Common Stock that are not exercisable during the next 60 days.
(3) Includes options for the purchase of 36,667 shares of Common Stock, but excludes options for the purchase of 38,333 shares of Common Stock that are not exercisable during the next 60 days.
(4) Includes options for the purchase of 36,667 shares of Common Stock, but excludes options for the purchase of 23,333 shares of Common Stock that are not exercisable during the next 60 days.
(5) Includes warrants for the purchase of 16,000 shares of Common Stock. Also includes (i) 2,500 shares of Common Stock owned by The Schlessman Family Foundation, (ii) warrants for the purchase of 2,000 shares of Common Stock owned by The Schlessman Family Foundation, (iii) 7,500 shares of Common Stock owned by persons who have granted Mr. Schlessman a power of attorney with respect to such shares, and (iv) warrants for the purchase of 6,000 shares of Common Stock owned by persons who have granted Mr. Schlessman a power of attorney with respect to such warrants.
(6) Includes 10,000 shares of 10% Preferred Stock owned by The Schlessman Family Foundation. Also includes 30,000 shares of 10% Preferred Stock owned by persons who have granted Mr. Schlessman a power of attorney with respect to such shares.
(7) Includes warrants for the purchase of 2,000 shares of Common Stock. Also includes 5,000 shares of Common Stock owned by the Susan M. Duncan Irrevocable Gift Trust and warrants for the purchase of 4,000 shares of Common Stock owned by the Susan M. Duncan Irrevocable Gift Trust.
(8) Includes 20,000 shares of 10% Preferred Stock owned by the Susan M. Duncan Irrevocable Gift Trust.
(9) Includes options and warrants for the purchase of 35,000 and 2,700 shares of Common Stock, respectively.
(10) Includes options for the purchase of 35,000 shares of Common Stock, but excludes options for the purchase of 80,000 shares of Common Stock that are not exercisable during the next 60 days.
(11) Includes options for the purchase of 20,000 shares of Common Stock, but excludes options for the purchase of 20,000 shares of Common Stock that are not exercisable during the next 60 days.
(12) Includes options for the purchase of 20,000 shares of Common Stock, but excludes options for the purchase of 20,000 shares of Common Stock that are not exercisable during the next 60 days.
(13) Includes options for the purchase of 50,000 shares of Common Stock, but excludes options for the purchase of 15,000 shares of Common Stock that are not exercisable during the next 60 days.
(14) Excludes options for the purchase of 130,000 shares of Common Stock that are not exercisable during the next 60 days.
(15) Includes options for the purchase of 236,034 shares of Common Stock, but excludes options for the purchase of 516,666 shares of Common Stock that are not exercisable during the next 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Since inception, the Company has issued the following shares of common stock to certain current or former officers and directors:


                                   Number of Shares              Number of Shares                 Number of
Recipient                        Issued to Founder(1)         Issued for Services(2)         Shares Purchased(3)
---------                        --------------------         ----------------------         -------------------
R. Steven Adams                        480,000                            --                         20,000
Robert M. Geller                            --                       100,000                         55,000
Paul H. Spieker                             --                        50,000                        100,000
Mitchell B. Campbell                        --                            --                        160,000
D. Kent McBride                             --                        50,000                          5,000
William Eager                               --                        50,000                         10,000
Mark D. Rothschild                          --                        20,000                         30,000
Robert J. Lewis                             --                            --                         26,667

_____________

(1) On January 1, 1995, the Company issued 480,000 shares of common stock to Mr. Adams, as the founder and promoter of the Company, for a nominal value ($100).

(2) In March and May 1995, the Company issued an aggregate of 270,000 shares of common stock to the then respective officers and directors identified in the table for services valued at $0.10 per share, which was determined by the Board of Directors to be the fair market value of the common stock at the time of issuance.

(3) From June through December 1995, the then officers and directors identified in the table purchased an aggregate of 315,000 shares of common stock for cash at a price of $0.50 per share, which was determined by the Board of Directors to be the fair market value of the common stock at the time of purchase. During fiscal 1996, 65,000 shares were purchased at a price of $.50 per share pursuant to the exercise of stock options and 26,667 shares were purchased at a price of $2.25 per share in a private placement.

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

     During November 1997, the Company licensed its MD Gateway Web site and related equipment and software to Medical Education Collaborative, a nonprofit company formed by Charles P. Spickert, a director of the Company. The Company licensed MD Gateway to MEC in connection with the Company's strategic decision to focus its activities on non-healthcare related activities. The license agreement provides that MEC will pay OSS a license fee of 35% of revenues in excess of certain MEC expenses related to MD Gateway services.

     The Company's principal offices are located in a building managed by Sheridan Management Company and owned by one of its affiliates. R. Steven Adams' spouse is a vice president of Sheridan Management Company. The current base monthly rental is $18,209.

     The Company believes that the transactions summarized above are on terms no less favorable than could be obtained from unaffiliated third parties. The Board of Directors has determined that any transactions with officers, directors or principal shareholders will be approved by the disinterested directors and will be on terms no less favorable than could be obtained from an unaffiliated third party. The Board of Directors will obtain independent counsel or other independent advice to assist in that determination.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ONLINE SYSTEM SERVICES, INC.

Date:  May 7, 1998                   By   /s/ Thomas S. Plunkett
                                     -------------------------------------------
                                     Thomas S. Plunkett, Chief Financial Officer

                         ONLINE SYSTEM SERVICES, INC.
                               INDEX TO EXHIBITS
            FORM 10-KSB/A (For Fiscal Year Ended December 31, 1997)

(a)  Listing of Exhibits:

     3.1  Articles of Incorporation, as amended, of the Company (4)
     3.2  Bylaws of the Company(1)
     4.1  Specimen form of the Company's Common Stock certificate(2)
     4.2 Form of Warrant Agreement dated May 23, 1996 between Corporate Stock Transfer and the Company, including form of Warrant(2)
     4.3  Stock Option Plan of 1995(1)
     4.4  Form of Incentive Stock Option Agreement for Stock Option Plan of
          1995(1)
     4.5 Form of Nonstatutory Stock Option Agreement for Stock Option Plan of 1995(1)
     4.6 Nonstatutory Stock Option Agreement for options issued to Creative Business Strategies, Inc.(2)
     4.7  Form of Warrant issued in connection with Sale-Leaseback of
          Equipment(1)
     4.8  Form of Warrant issued in 1996 to private investors(1)
     4.11 Specimen of Warrant Certificate--See Exhibit A filed with Exhibit 4.2
     4.12 Form of Warrant Agreement issued in 1997 and 1998 to private investors. (4)
    10.1 Equipment Lease Agreement dated December 15, 1995 between the Company and OSS Equipment Leasing General Partnership(1)
    10.2 Financial Advisory Agreement dated February 23, 1996 between the Company and Cohig and Associates(1)
    10.3 Form of Nondisclosure and Nonsolicitation Agreement between the Company and its employees(2)
    10.4  Office Lease for the Company's principal offices(2)
    10.5 Long-Term Equipment Sale and Software License Agreement dated October 7, 1997 between the Company and FiberTel TCI2 S.A. (4)
    10.6 Agreement and Plan of Merger dated March 19, 1998 among the Company, Durand Acquisition Corporation and Durand Communications, Inc. (4)
    10.7 Agreement dated October 7, 1997 between the Company and Medical Education Collaborative, Inc. (4)
    13 The registrant intends to deliver to its shareholders a copy of 1997 Annual Report on form 10-KSB (without exhibits), in lieu of a separate Annual Report to Shareholders
    16    Letter on change in certifying accountant(3)
    23.1  Consent of Arthur Andersen LLP(4)
    27.1  Financial Data Schedule (4)
    27.2  Restated Financial Data Schedule*
------------------
*    Filed herewith.
(1)  Filed with the initial Registration Statement on Form SB-2, filed April
     5, 1996, Commission File No. 333-3282-D.
(2) Filed with Amendment No. 1 to the Registration Statement on Form SB-2, filed May 3,1996, Commission File No. 333-3282-D.
(3)  Filed with the Form 8-K Report, dated October 7, 1996, Commission File
     No. 0-28462.
(4)  Filed with the Form 10-KSB Report, dated April 2, 1998, Commission File
     No. 0-28462.