Form 10QSB
period 1998-03-31
ONLINE SYSTEM SERVICES INC
filed 1998-05-15
CIK 1011901

                            FORM 10-QSB - Quarterly
    Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of l934.

For the period ended March 31, 1998.
                     ---------------

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

For the transition period from ____________________ to _______________________.

Commission File Number         0-28462.
                       ----------------

ONLINE SYSTEM SERVICES, INC.
----------------------------
(Exact name of registrant as specified in its charter)

COLORADO                                              84-1293864
-----------------------------------------------------------------
(State or other jurisdiction                     I.R.S. Employer
of incorporation or organization              Identification No.)

1800 GLENARM PLACE, SUITE 700, DENVER, CO  80202
-----------------------------------------------------
(Address of principal executive offices)    (Zipcode)

(303) 296-9200
--------------
(Registrant's telephone number, including area code)

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

[ X ]  YES  [   ]  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of May 7, 1998, Registrant had 3,371,407 shares of common stock outstanding.

                          ONLINE SYSTEM SERVICES, INC.
                                     Index
                                     -----


                                                                                                                              Page
                                                                                                                           ---------

Part I.   Financial Information

          Item 1. Unaudited Financial Statements

          Balance Sheets as of March 31, 1998  and December 31, 1997                                                            3

          Statements of Operations, three months ended March 31, 1998 and 1997                                                  4

          Statements of Stockholders' Equity, three months ended March 31, 1998                                                 5

          Statements of Cash Flows, three months ended March 31, 1998 and 1997                                                  6

          Notes to Financial Statements                                                                                       7-9

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                                                10-17

Part II.  Other Information

          Item 1 and 3-5. Not Applicable                                                                                       18

          Item 6. Exhibits and Reports on Form 8-K                                                                             18

Signatures                                                                                                                     19

                        _______________________________

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-QSB entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Operating Results," which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

                        _______________________________

                     PART I UNAUDITIED FINANCIAL STATEMENTS
                          ONLINE SYSTEM SERVICES, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                                         MARCH 31,              DECEMBER 31,
                                                                                            1998                    1997
                                                                                    ------------------       ----------------
                                ASSETS
Current assets:
  Cash and cash equivalents                                                                 $2,154,632             $3,680,282
  Accounts receivable, net of allowance for doubtful accounts
          of $38,000 and $58,059, respectively                                                 595,106                701,330
  Accrued revenue receivables                                                                  117,143                143,543
  Note receivable (Note 7)                                                                     130,967                      -
  Inventory, net                                                                                40,989                235,441
  Prepaid expenses                                                                             269,760                249,510
  Short-term deposits                                                                           66,362                 77,372
                                                                                    ------------------       ----------------
          Total current assets                                                               3,374,959              5,087,478

Equipment, net of accumulated depreciation
          of $442,356 and 354,371, respectively                                              1,094,017              1,015,632

Capitalized software costs, net of accumulated amortization
          of $9,417 and 2,068, respectively                                                    183,352                122,029
Other assets                                                                                   101,309                101,352
                                                                                    ------------------       ----------------
                                                                                            $4,753,637             $6,326,491
                                                                                    ==================       ================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                                   $   539,792             $   969,937
  Accrued salaries and taxes payable                                                             308,905                 216,493
  Preferred dividend payable                                                                      62,399                       -
  Current portion of capital leases payable                                                       19,022                  23,555
  Deferred revenue                                                                                 4,322                   9,321
                                                                                    --------------------       -----------------
          Total current liabilities                                                              934,440               1,219,306
                                                                                    --------------------       -----------------

Capital leases payable                                                                             4,017                     585

Stockholders' equity:
  Redeemable, convertible preferred stock, 10% cumulative return;
          no par value, 5,000,000 shares authorized, 267,500 and 245,000
          issued and outstanding, respectively                                                 1,745,079               1,483,282
  Common stock; no par value, 10,000,000 shares
          authorized, 3,358,282 and 3,315,494 shares
          issued and outstanding, respectively                                                 8,778,300               8,635,075
  Accumulated  deficit                                                                        (6,708,199)             (5,011,757)
          Total stockholders' equity                                                           3,815,180               5,106,600
                                                                                    --------------------       -----------------
                                                                                             $ 4,753,637             $ 6,326,491
                                                                                    ====================       =================

  The accompanying notes to financial statements are an integral part of these balance sheets.

                          ONLINE SYSTEM SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                     -----------------------------------------
                                                                                               1998                    1997
                                                                                     -----------------       -----------------
Net sales:
     Service sales                                                                         $   107,572              $  402,890
     Hardware and software sales                                                               619,667                 113,582
                                                                                     -----------------       -----------------
                                                                                               727,239                 516,472

Cost of sales:
     Cost of services                                                                           88,519                 238,745
     Cost of hardware and software                                                             473,034                  96,293
                                                                                     -----------------       -----------------
                                                                                               561,553                 335,038
                                                                                     -----------------       -----------------
     Gross margin                                                                              165,686                 181,434

Operating expenses:
     New market start-up expenses                                                              141,347                       -
     Sales and marketing expenses                                                              372,968                 285,868
     Product development expenses                                                              222,368                 209,944
     General and administrative expenses                                                       851,474                 356,902
     Depreciation and amortization                                                              95,377                  36,838
                                                                                     -----------------       -----------------

                                                                                             1,683,534                 889,552
                                                                                     -----------------       -----------------

     Loss from operations                                                                   (1,517,848)               (708,118)

Interest income, net                                                                            29,139                  59,654
                                                                                     -----------------       -----------------

Net loss                                                                                    (1,488,709)               (648,464)

Preferred stock dividends                                                                       62,399                       -
Accretion of preferred stock to redemption value                                               145,334                       -
                                                                                     -----------------       -----------------

Net loss available to common stockholders                                                  $(1,696,442)             $ (648,464)
                                                                                     =================       =================

Loss per share, basic and diluted                                                               $(0.51)                  $(.20)
                                                                                     =================       =================

Weighted average shares outstanding                                                          3,335,687               3,172,715
                                                                                     =================       =================




  The accompanying notes to financial statements are an integral part of these statements.

                          ONLINE SYSTEM SERVICES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND THE YEAR ENDED DECEMBER 31, 1997
                                  (UNAUDITED)


                                PREFERRED       STOCK         COMMON        STOCK           STOCK
                              --------------------------    ------------------------    SUBSCRIPTIONS    ACCUMULATED   STOCKHOLDERS'
                                 SHARES         AMOUNT        SHARES        AMOUNT        RECEIVABLE       DEFICIT        EQUITY
                              -----------   ------------    ----------    ----------    --------------   -----------   -------------

Balances, December 31, 1996             -   $          -     3,162,545    $7,953,665    $       (586)    $(1,636,478)   $ 6,316,601

Preferred stock issued in
 conjunction with private
 placement                        245,000      2,198,875             -             -               -               -      2,198,875
Less offering costs                     -       (280,629)            -             -               -               -       (280,629)

Common stock issued in
 conjunction with private
 placement                              -              -        61,250       251,125               -               -        251,125
Less offering costs                     -              -             -       (32,050)              -               -        (32,050)

Guaranteed return on
 preferred stock                        -       (434,964)            -       434,964               -               -              -
Exercises of stock options
 and warrants                           -              -        91,699        65,611               -               -         65,611
Repurchase of option to buy
 common stock                           -              -             -       (75,000)              -               -        (75,000)

Stock options issued for
 services                               -              -             -        36,760               -               -         36,760
Stock subscriptions receivable          -              -             -             -             586               -            586
Net loss                                -              -             -             -               -      (3,375,279)    (3,375,279)

                              -----------   ------------    ----------    ----------    ------------     -----------   -------------


Balances, December 31, 1997       245,000   $  1,483,282     3,315,494    $8,635,075    $          -     $(5,011,757)  $  5,106,600

Preferred stock issued in
 conjunction with private
 placement (unaudited)             22,500        196,031             -             -               -               -        196,031
Less offering costs
 (unaudited)                            -        (23,318)            -             -               -               -        (23,318)

Common stock issued in
 conjunction with private
 placement (unaudited)                  -              -         5,625        28,969               -               -         28,969
Less offering costs
 (unaudited)                            -                            -        (3,446)              -               -         (3,446)

Guaranteed return on
 preferred stock (unaudited)            -        (56,250)            -        56,250               -               -              -
Exercises of stock options
 and warrants (unaudited)               -              -        37,163        50,410               -               -         50,410
Accretion of preferred stock
 to redemption (unaudited)              -        145,334             -             -               -               -        145,334
Stock options issued for
 services (unaudited)                   -              -             -        11,042               -               -         11,042
Net loss available to common
 stockholders for the three
 months ended March 31, 1998
 (unaudited)                            -              -             -             -               -      (1,696,442)    (1,696,442)

                              -----------   ------------    ----------    ----------    ------------     -----------   -------------

Balances, March 31, 1998
 (unaudited)                      267,500     $1,745,079     3,358,282    $8,778,300       $       -     $(6,708,199)   $ 3,815,180
                              ===========   ============    ==========    ==========    ============     ===========   =============


  The accompanying notes to financial statements are an integral part of these statements.

                          ONLINE SYSTEM SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                           -----------------------------
                                                                                                 1998           1997
                                                                                           -------------    ------------
Cash flows from operating activities:
  Net loss                                                                                   $(1,488,709)     $ (648,464)
  Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                             95,377          36,811
        Stock issued for services                                                                 11,042             586
    Changes in operating assets and liabilities:
        Decrease in short-term deposit                                                            11,010               -
        (Increase) decrease in accounts receivable                                               106,224        (170,788)
        (Increase) decrease in accrued revenue receivables                                        26,400         (49,915)
        Increase in note receivable                                                             (130,967)              -
        Decrease in inventory                                                                    194,452          14,526
        Increase in prepaid expenses                                                             (20,250)       (102,950)
        Increase in other assets                                                                       -             (72)
        Increase (decrease) in accounts payable and accrued liabilities                         (430,145)         39,950
        Increase in accrued salaries and taxes payable                                            92,412               -
        Decrease in deferred revenue                                                              (4,999)        (17,800)
                                                                                           -------------    ------------

         Net cash used in operating activities                                                (1,538,153)       (899,116)
                                                                                           -------------    ------------
Cash flows from investing activities:
    Redemption of short-term investments                                                               -       1,153,718
    Purchase of equipment                                                                       (161,270)        (55,209)
    Capitalized software development costs                                                       (68,672)              -
                                                                                           -------------    ------------

         Net cash provided by (used in) investing activities                                    (229,942)      1,098,509
                                                                                           -------------    ------------

Cash flows from financing activities:
    Payments on capital leases                                                                    (6,201)         (8,555)
    Proceeds from issuance of common stock                                                        79,379          11,475
    Proceeds from issuance of preferred stock                                                    196,031               -
    Stock offering costs                                                                         (26,764)              -
                                                                                           -------------    ------------

         Net cash provided by financing activities                                               242,445           2,920
                                                                                           -------------    ------------

Net increase (decrease) in cash and cash equivalents                                          (1,526,650)        202,313
Cash and cash equivalents at beginning of period                                               3,680,282       1,645,163
                                                                                           -------------    ------------
Cash and cash equivalents at end of period                                                   $ 2,154,632      $1,847,476
                                                                                           =============    ============

Supplemental disclosure of cash flow information:
Cash paid for interest                                                                       $     1,784      $      620
Supplemental schedule of non-cash investing and financing activities:
         Accretion of preferred stock to redemption value                                        145,334               -
         Preferred stock dividends                                                                62,399               -
         Stock issued for services                                                                11,042             586
         Capital lease for equipment                                                               5,100

  The accompanying notes to financial statements are an integral part of these statements.

                          ONLINE SYSTEM SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITIED)

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Among other factors, the Company has incurred significant and recurring losses from operations, and such losses are expected to continue in the near future, which raises substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Management's Discussion and Analysis of Financial Condition and Results of Operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2 - REVENUE RECOGNITION

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

NOTE 3 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS AND RESEARCH AND DELOPMENT
         COSTS

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

     Amortization of capitalized software development costs is computed using the greater of the straight-line method or the product's estimated useful life, generally five years, or based on relative current revenue. During the 1998 period, the Company has used the straight-line method to amortize such capitalized costs, and recorded $7,349 of amortization expense.

     Product development costs relating principally to the design and development of non-software products and software development costs incurred prior to technological feasibility are generally expensed as incurred. The cost of developing routine software enhancements are expensed as product development costs as incurred because of the short time between the determination of technological feasibility and the date of general release of related products.


NOTE 4 - CONCENTRATION OF CREDIT RISK

     The Company has no significant off balance-sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. In addition, the Company maintains the majority of its cash with financial institutions in the form of demand deposits, and denominates the majority of its transactions in U.S. dollars. At March 31, 1998, the Company had contracted with an Argentine company to provide ongoing technical support to one of the Company's customers. The payment for these services is denominated in Argentine pesos.

     The Company performs ongoing evaluations of its customers' financial condition and generally does not require collateral, except for billings in advance of work performed. Its accounts receivable balances are primarily domestic.

NOTE 5 - INCOME TAXES

     The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not, based on current circumstances, are not expected to be realized

     At March 31, 1998, for income tax return purposes, the Company has approximately $6,800,000 of net operating loss carryforwards that expire at various dates through the year 2012. The net operating loss for tax purposes differs from that for financial reporting purposes due to differences in reporting certain transactions for income tax and financial reporting purposes. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

     The Company has determined that deferred tax assets resulting from the net operating loss carryforwards, as of March 31, 1998 and December 31, 1997, respectively, did not satisfy the realization criteria. Accordingly, a valuation allowance was recorded against the entire deferred tax asset. No other significant deferred tax assets or liabilities existed at March 31, 1998 or December 31, 1997.

     The difference between the expected statutory rate and the effective rate is primarily a result of the increase in the valuation allowance.

NOTE 6 - NET LOSS PER SHARE

     Net loss per share has been computed based upon the weighted average number of common shares outstanding.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." Under SFAS 128, primary earnings per share previously required under Accounting Principles Board No. 15 is replaced with basic earnings per share. Basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding, excluding the dilution for any potentially dilutive securities. Fully diluted earnings per share as defined under Accounting Principles Board No. 15 is called diluted earnings per share under SFAS 128. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. As a result of the Company's net losses, all potentially dilutive securities, 1,313,600 stock options and 1,356,475 warrants for the three months ended March 31, 1998, and 523,990 stock options and 1,298,000 warrants for the three months ended March 31, 1997, would be anti-dilutive. Additionally, at March 31, 1998, the Company's preferred stock may become convertible into common stock in certain circumstances.

NOTE 7  PROPOSED BUSINESS COMBINATION

On March 19, 1998, the Company entered into an Agreement and Plan of Merger with Durand Acquisition Corporation (a wholly owned subsidiary of the Company) and Durand Communications, Inc. ("DCI"). The Merger Agreement contemplates that the Company will acquire 100% of the outstanding common stock of DCI and in consideration therefor (i) will issue up to 971,250 shares of the Company's common stock to the stockholders of DCI, (ii) reserve approximately 200,000 shares of the Company's common stock for issuance pursuant to exercise or conversion of options, warrants and convertible securities of DCI to be converted into similar securities of the Company, and (iii) will assume approximately $2,300,000 of liabilities of DCI. The Merger Agreement is, among other things, subject to approval by the shareholders of the Company. DCI, a privately held company located in Santa Barbara, California, develops and markets Internet "community" building tools and services, training in the use of these tools and services and on-line service for hosting these communities. During the fiscal year ended December 31, 1997, DCI and an acquired business reported combined revenues of $740,739 and incurred a combined net loss of ($2,867,973). At December 31, 1997, DCI and the acquired company had a combined accumulated deficit of ($7,709,344).

NOTE 8  NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income include net income and items that are currently reported directly as a component of shareholders' equity such as changes in foreign currency translation adjustments and changes in the fair value of available for sale financial instruments. The Company has adopted SFAS 130 in the first quarter of 1998.
The adoption has no significant impact on the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the manner in which companies report information about their operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the geographic locations in which the entity holds assets and reports revenue. Management is currently evaluating the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 for its fiscal year ending 1998 and will first be reflected in the Company's 1998 Annual Report on Form10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     To date, the Company has generated revenues through the sale of design and consulting services for Web site development, resale of software licenses, mark-ups on computer hardware and software sold to customers, maintenance fees charged to customers to maintain computer hardware and Web sites, license fees based on a percentage of revenues from the i2u products and services, training course fees, and monthly fees paid by customers for Internet access provided by the Company. The Company commenced sales in February 1995, and was in the development stage through December 31, 1995. The Company has incurred losses from operations since inception. At March 31, 1998, the Company had an accumulated deficit of ($6,708,199). The report of the Company's independent public accountants for the fiscal year ended December 31, 1997, contained a paragraph noting substantial doubt regarding the Company's ability to continue as a going concern.

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

     Revenues for the businesses that the Company is no longer emphasizing represented $303,649 of the Company's revenues during the quarter ended March 31, 1997, representing 59% of the total revenues for such period.

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

     Based on applicable current accounting standards, the Company estimates that it will be required to record a non-operating expense of approximately $760,000 during fiscal 1998 in connection with the private placement of $2,675,000 of the Company's preferred stock which was completed during December, 1997 and March, 1998. While these charges will not affect the Company's operating loss or working capital, they will result in a decrease in the Company's net income available to common stockholders during 1998. In addition, the Company has signed an engagement letter for the private placement of an additional $3 million of preferred stock which, if completed as contemplated, would result in an additional non-operating expense during fiscal 1998 (See Liquidity and Capital Resources, page 13).

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net sales by items contained in the statements of operations. All percentages are calculated as a percentage of total net sales, with the exception of cost of services and cost of hardware/software, which are calculated as a percentage of service sales and hardware/software sales, respectively.

                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                            ---------------------------------------
                                                                   1998                    1997
                                                            -----------------       ---------------
Net Sales:
 Service sales                                                           14.8%                 78.0%
 Hardware/software sales                                                 85.2%                 22.0%
                                                            -----------------       ---------------
   Total net sales                                                      100.0%                100.0%
Cost of sales:
 Cost of services
 (as percentage of service sales)                                        82.3%                 59.3%
 Cost of hardware/software
 (as percentage of hardware/software sales)                              76.3%                 84.8%
                                                            -----------------       ---------------
   Total cost of sales                                                   77.2%                 64.9%
Gross margin                                                             22.8%                 35.1%
                                                            -----------------       ---------------

Operating expenses:
 New market start-up expenses                                            19.4%                    -
 Sales and marketing expenses                                            51.3%                 55.4%
 Product development expenses                                            30.6%                 40.6%
 General and administrative expenses                                    117.1%                 69.1%
 Depreciation and amortization expenses                                  13.1%                  7.1%
                                                            -----------------       ---------------
   Total operating expenses                                             231.5%                172.2%
Loss from operations                                                   (208.7%)              (137.1%)
Net loss                                                               (204.7%)              (125.6%)
Preferred stock dividends                                                (8.6%)                   -
Accretion of preferred stock to redemption value                        (20.0%)                   -
Net loss available to common stockholders                              (233.3%)              (125.6%)

Three Months Ended March 31, 1998 and 1997

     Net sales for the three months ended March 31, 1998 totaled $727,239, including $107,572 for service sales and $619,667 for hardware and software sales. This represents an increase of 41% above 1997 net sales of $516,472, which consisted of $402,890 for service sales and $113,582 for hardware and software sales. For the three months ended March 31, 1998, the Company had three customers representing 80% of sales. One customer represented 12% of net sales for the same period in 1997. The increase in sales for the 1998 period compared to 1997, was due to the expanded development of the Company's i2u product and service offerings, and to a substantial increase in marketing and sales efforts in the broadband market. Initial revenues from sales of i2u products and services include a higher percentage of hardware sales due to the need for the Company's broadband operators to acquire the equipment necessary to become an Internet service provider at the beginning of the transaction.
Service fees decreased in the 1998 period due to the discontinuance in the fourth quarter of 1997 of web site development, maintenance and hosting activities.

    Cost of sales as a percentage of net sales was 77.2% for the 1998 period and 64.9% for the comparable 1997 period. Cost of sales on hardware and software sales are generally higher than on service sales. Therefore, the Company's overall gross profit margin is higher during periods when service sales are a greater percentage of total net sales. Sales of hardware and software as a percent of total sales increased significantly over the 1997 period, which contributed to the higher overall cost of sales. The higher cost of sales on hardware and software for the 1998 period was due to equipment sales to larger customers, which were at lower margins.

    New market start-up costs consists of expenditures associated with developing markets for the Company's i2u products in association with its broadband operators. For the three months ended March 31, 1998, new market start-up costs were $141,347, or 19.4% of net sales.

    Sales and marketing expenses were $372,968 for the three months ended March 31, 1998 and $285,868 for the 1997 period. Sales and marketing expenses as a percentage of net sales decreased slightly from 55.4% in 1997 to 51.3% in 1998. The increase in dollars spent during the 1998 three-month period was due to the hiring of new sales and marketing personnel and associated expenditures. During the 1998 quarter, the Company also developed initial marketing materials, began lead generation activity and began to sell its i2u products and services.

    Product development expenses were $222,368 for the three months ended March 31, 1998, compared to $209,944 for the 1997 period. Product development expense as a percentage of net sales decreased from 40.6% in 1997 to 30.6% in 1998. The Company capitalized $68,672 of development costs during the 1998 period related to the continued development of its i2u product. Product development expenses during the 1998 period included the completion of the initial development of the Company's i2u product and addition of wireless cable capabilities. Product development expenses are expected to continue to increase during 1998 as the Company continues to develop the i2u, e-banking and e-commerce products and services.

    General and administrative expenses were $851,474 for the three months ended March 31, 1998, compared to $356,902 for the 1997 period. General and administrative expenses as a percentage of net sales increased from 69.1% in 1997 to 117.1% in 1998. The dollar and percentage increases reflect the development of the Company's general and administrative infrastructure, including finance, accounting and business development capabilities. In addition, during the latter part of the three-month period ended March 31, 1998, the Company incurred expenses and developed capabilities to enter into the international market for its i2u products and services.

    Depreciation and amortization expenses were $95,377 for the three months ended March 31, 1998, compared to $36,838 for the 1997 period. This increase reflects the increase in fixed assets and equipment to support higher levels of Web site and Internet access services, i2u development and testing, as well as to support the growth in the number of employees.

    Interest income was $29,139 during the three-month period ended March 31, 1998, compared to $59,654 for the 1997 period. The dollar decrease is due to utilization of the Company's cash reserves to fund its expanding operations. The Company's investments consist of corporate commercial paper and cash equivalents.

    Net losses available to common stockholders were $(1,696,442) for the three-month period ended March 31, 1998 compared to $(648,464) for the 1997 period. The increase in losses in the 1998 period reflect non-operating expenses of $62,399 of preferred stock dividends and $145,334 of accretion of preferred stock to redemption value. Additionally, the increase in losses reflect expenses in the marketing and sales, product development, and general and administrative areas that have increased at a faster rate than net sales. This is due to the time lag associated with product development and market introduction as well as the long sales cycle for most of the Company's products and services. The Company expects to continue to experience increased operating expenses and capital investments during fiscal 1998, as it continues to develop new product offerings and the infrastructure required to support its anticipated growth. The Company believes that, initially, these expenses will be greater than increases in net sales. The Company expects to report operating and net losses for fiscal 1998 and for one or more fiscal years thereafter.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1998, the Company had cash and cash equivalents of $2,154,632 and working capital of $2,440,519. The Company has financed its operations and capital equipment expenditures through a combination of public and private sales of common stock, issuing common stock for services, lease financing, short-term loans and the utilization of trade payables. During the three months ended March 31, 1998, the Company completed a private placement which resulted in net proceeds to the Company of $198,236 and the issuance of 22,500 shares of 10% cumulative convertible redeemable preferred stock, 5,625 shares of common stock and 4,500 common stock purchase warrants.

    During the three months ended March 31, 1998, the Company purchased $161,270 of fixed assets. These purchases were primarily computer equipment, communications equipment, cable modems and software necessary to develop and demonstrate the recently introduced i2u products. In anticipation of future growth, the Company expects to invest a minimum of $500,000 during fiscal 1998 to purchase additional computer equipment, software and office equipment.

    Accounts receivable balances decreased from $701,330 at December 31, 1997 to $595,106 at March 31, 1998, due to the collection of receivables from sales recorded in the fourth quarter of 1997. Due to the Company's utilization of the percentage of completion method of revenue recognition for its Web services, an asset of $117,143 representing revenue earned and not billed is shown as accrued revenue receivables at March 31, 1998. This amount has decreased from $143,543 at December 31, 1997, as a result of billing for the completion of web development projects in the first quarter of 1998. A liability for amounts invoiced but not earned of $4,322 is shown as deferred revenue at March 31, 1998. The Company's hardware and software inventory of $40,989 at March 31, 1998 decreased from $235,441 at December 31, 1997, and consists of software licenses and computer hardware purchased by the Company for resale.

     Prepaid expenses increased to $269,760 at March 31, 1998, from $249,510 at December 31, 1997, primarily due to amounts paid for costs incurred related to the proposed merger with DCI. The major portion of the remaining balance consists of a software license and inventory purchased at a discount which is anticipated to be consumed in 1998. Trade accounts payable and accrued liabilities at March 31, 1998, decreased to $539,792 from $969,937 at December 31, 1997, primarily due to a reduction in payables for equipment purchased to support inventory requirements for sales at the end of the December 31, 1997 period and sales that were anticipated for the early part of the March 31, 1998 period.

     The Company believes that its cash and cash equivalents and working capital at March 31, 1998, plus the net proceeds of the offering of preferred stock that was completed during March 1998 will be adequate to sustain operations through May 1998. The Company has entered into an agreement for the sale of additional preferred stock which, if successfully completed, will result in net proceeds to the Company of approximately $2,700,000. In addition, the Company has entered into a letter of intent with an underwriter for a secondary offering of its securities for proceeds of $15 to $20 million, which is expected to occur during the third quarter of 1998. The Company estimates that it needs to raise at least $15 million through equity, debt or other external financing, to implement its business development plan. However, there can be no assurances that the Company will be able to complete such offerings in amounts required by the Company or upon terms acceptable to the Company. There is no assurance that any additional capital resources, which the Company may need, will be available when required, or, if available, available on terms acceptable to the Company.

     If financing can not be arranged, the Company would consider scaling back operations, seeking strategic alliances, or other similar actions to allow the Company to continue operating.

YEAR 2000

    The Company utilizes software and related technologies throughout its business and relies on suppliers of services and materials that will be affected by the date change in the year 2000 or prior. The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company believes that all computer hardware and software used, developed, or sold by the Company is Year 2000 compliant. An internal study is currently under way to determine the full scope and related costs, if any, to insure that the Company's vendors' systems continue to meet its internal needs and those of its customers. The Company does not anticipate incurring significant expenses related to this issue.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    Limited Operating History; Accumulated Losses. The Company was founded in March 1994, commenced sales in February 1995 and was in the development stage through December 31, 1995. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade and commercialize products and services. There can be no assurance that the Company will be successful in addressing such risks. The Company has incurred net losses since inception. As of March 31, 1998, the Company had an accumulated deficit of ($6,708,199). This accumulated deficit does not include losses of $266,193 that were incurred by the Company from inception through September 26, 1995 because the Company was a Subchapter S corporation during that period.

    Additional Anticipated Losses. OSS currently intends to increase its capital expenditures and operating expenses in order to expand its i2u products and services and to support additional subscribers of OSS' broadband customers in future markets and to market and provide the Company's products and services to a growing number of potential subscribers. As a result, the Company expects to incur additional substantial operating and net losses for the balance of fiscal 1998 and for one or more fiscal years thereafter. The profit potential for the Company's i2u business model is unproven, and to be successful, the Company must, among other things, develop and market products and services that are widely accepted by consumers and businesses at prices that will create a profit. The Company's i2u products and services have only recently been launched and there can be no assurance that they will achieve broad consumer or commercial acceptance. The success of the Company's i2u products and services will depend upon the willingness of subscribers of the Company's broadband customers to pay monthly fees and installation costs of the Internet service, both of which will be set by local broadband operators. In addition, since a significant portion of the Company's future sales are expected to be transaction based, the success of the Company's i2u products and services may also be dependent upon the extent to which consumers and businesses conduct e-commerce and e-banking. Accordingly, it is difficult to predict whether OSS' pricing model will prove to be viable, whether demand for the Company's products and services will materialize at the prices the Company expects the broadband operators to charge or whether current or future pricing levels will be sustainable. If such pricing levels are not achieved or sustained or if the Company's products and services do not achieve or sustain broad market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. OSS' ability to generate future sales will be dependent on a number of factors, many of which are beyond the Company's control, including, among others, the success of broadband operators in marketing Internet services to subscribers in their local areas, the extent that subscribers conduct online e-commerce and e-banking transactions and the prices that the broadband operators set for Internet services. Because of the foregoing factors, among others, OSS is unable to forecast its sales with any degree of accuracy. There can also be no assurance that the Company will ever achieve profitability.

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

    Intense Competition. The market for Internet products and services is highly competitive and the Company expects that this competition will intensify in the future. The Company's current and prospective competitors include many companies that have substantially greater financial, technical, marketing and other resources than the Company. Increased competition could result in price reductions and increased spending on marketing, sales and product development. Any of these events could have a materially adverse effect on the Company's financial condition and operating results. Many nationally known companies and regional and local companies across the country are involved in Internet applications and the number of competitors is growing. The Company will also compete with broadband companies who are developing their own Internet access and content and the internal departments of prospective customers who are choosing whether to outsource Internet-related activities or retain or develop that function in-house. Customers who desire to outsource these services may desire to work with companies larger than OSS. Increased competition could result in significant price competition, which in turn could result in significant reductions in the average selling price of the Company's products and services. There is no assurance that the Company will be able to offset the effects of any such price reductions through an increase in the number of its customers, higher sales from enhanced services, cost reductions or otherwise. Increased competition or price reductions could adversely affect the Company's operating results. There is no assurance that the Company will have the financial resources, technical expertise or marketing, sales and support capabilities to continue to compete successfully.

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

    Length of Sales Cycle. The decision to enter the Internet services provisioning business and the development and implementation of interactive Web sites are often enterprise-wide decisions by prospective customers and may require the Company to engage in lengthy sales cycles. The pursuit of sales leads typically involves an analysis of the prospective customer's needs, preparation of a written proposal, and one or more presentations and contract negotiations. The Company often provides significant education to prospective customers regarding the use and benefits of Internet technologies and products. While the sales cycle varies from customer to customer, it typically has ranged from one to three months for i2u projects. The sales cycle may also be subject to a prospective customer's budgetary constraints and internal acceptance reviews, over which the Company has little or no control. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company is unlikely to be able to generate revenue from alternate sources in time to compensate for the shortfall. If a larger order is delayed or lost to a competitor, the Company's revenues for that quarter could be materially diminished. Moreover, to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. A significant portion of the Company's future sales are expected to come from Internet access fees paid by subscribers of the Company's broadband operator customers and in connection with e-commerce and e-banking transactions these subscribers conduct on the broadband operators' systems. OSS expects that it may take broadband operators several months or more to market and sell high-speed Internet access to their subscribers and that it will take even longer for these subscribers to conduct significant e-commerce or e-banking transactions. For these reasons, OSS does not expect to realize significant sales, if at all, from these activities until a significant time after OSS has licensed its i2u products and services to broadband operators.

    Dependence on Key Personnel; Absence of Employment and Noncompetition Agreements. The Company is highly dependent on the technical and management skills of its key employees, including in particular R. Steven Adams, the Company's founder, President and Chief Executive Officer. The loss of Mr. Adams' services could have a material adverse effect on the Company's business and operating results. The Company has not entered into employment agreements with Mr. Adams, or any of its other officers or employees and has not purchased key person insurance for Mr. Adams or any other member of management. The Company generally enters into written nondisclosure and nonsolicitation agreements with its officers and employees which restrict the use and disclosure of proprietary information and the solicitation of customers for the purpose of selling competing products or services. Thus, if any of the Company's officers or key employees left the Company, they could compete with the Company, so long as they did not solicit the Company's customers, which could have a material adverse effect on the Company's business. The Company's future success also depends in part on its ability to identify, hire and retain additional personnel, including key product development, sales, marketing, financial and executive personnel. Competition for such personnel is intense and there is no assurance that the Company can identify or hire additional qualified personnel.

    Management of Growth. The Company has and expects to continue to experience significant growth in the number of its employees, the scope of its operating and financial systems, and the geographic area of its operations, including an expansion of its recently initiated international operations. This growth will result in new and increased responsibilities for both existing and new management personnel. In addition, as the Company expands its i2u products and services, it will be necessary to hire additional employees who will be located at many widely separated offices, including international offices. The Company's success depends on the ability of its managers to operate effectively, both independently and as a group. The Company's ability to effectively manage any such growth will require it to continue to implement and improve its operational, financial and management information systems and to train, motivate and manage its employees. This will require the addition of new management personnel and the development of additional expertise by existing management. There can be no assurance that the Company's management or other resources will be sufficient to manage any future growth in the Company's business or that the Company will be able to implement in whole or in part its growth strategy, and any failure to do so could have a material adverse effect on the Company's operating results.

    Potential Fluctuations in Quarterly Results. As a result of the Company's limited operating history and the recent increased focus on its i2u products and services, the Company does not have historical financial data for a sufficient number of periods on which to base planned operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future sales and to a large extent are fixed. The Company typically operates with little backlog and the sales cycles for its products and services may vary significantly. As a result, quarterly sales and operating results generally depend on the volume and timing of and ability to close customer contracts within the quarter, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected sales shortfalls. Accordingly, any significant shortfall of demand for the Company's products and services in relation to the Company's expectations would have an immediate adverse effect on the Company's business, operating results and financial condition. In addition, since a significant portion of the Company's future sales are expected to be based on Internet access fees and e-commerce and e-banking activities, OSS does not expect to realize significant sales, if at all, from these activities until a significant time after OSS has licensed its i2u products and services to broadband operators. Further, the Company plans to increase its operating expenses to fund product development and increase sales and marketing. To the extent that such expenses precede or are not subsequently followed by increased sales, the Company's business, operating results and financial condition will be materially adversely affected.

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

                                    PART II
                               OTHER INFORMATION

Items 1 and 3-5.  Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

    On March 12, 1998, the Company completed the sale of 2.25 units ("Units") of its securities to a total of 4 private investors for an aggregate consideration of $225,000 ($100,000 per Unit). An additional 24.5 Units ($2,450,000) were sold to 18 private investors during December 1997. Each unit consisted of 10,000 shares of the Company's 10% Cumulative Convertible Redeemable Preferred Stock, 2,500 shares of its Common Stock, and 2,000 Common Stock Purchase Warrants. Each Warrant entitles the holder thereof to purchase one share of Common Stock of the Company for the purchase price of $15.00 per share at any time during the three-year period ending on December 31, 2000. Cohig & Associates, Inc. served as the placement agent for the offering and received a commission equal to 8% of the gross proceeds of the offering and a non-accountable expense allowance of 2% of the gross proceeds. The Preferred Stock may be redeemed by the Company at any time for $10.00 per share. If the Preferred Stock is not redeemed prior to October 1, 1998, the Preferred Stock shall become convertible at the election of the holder thereof, into a number of shares of Common Stock of the Company equal to $10.00 divided by the lessor of $10.00 or 80% of the average per share closing bid price of the Company's Common Stock for the five trading days preceding the date of conversion (as defined). The Securities were not registered under the Securities Act of 1933, as amended, based upon the exemption provided in Section 4(2) of such act and Regulation D promulgated thereunder. The securities were "restricted" securities as defined in Rule 144 promulgated by the Securities and Exchange Commission and were acquired for investment purposes. The certificates representing such securities contained restrictive legends. The securities are subject to a demand registration right granting the holders thereof the right to request that one registration statement covering certain of the securities be filed with the Securities and Exchange Commission, provided that the Company is not obligated to file the registration statement prior to September 30, 1998.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K
              None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ONLINE SYSTEM SERVICES, INC.



Date:  May 15, 1997                By  /S/ Thomas S. Plunkett
                                       ----------------------
                                       Vice President and
                                       Chief Financial Officer

                                       /S/ Stuart J. Lucko
                                       -------------------
                                       Controller