Form 10QSB
period 1998-06-30
ONLINE SYSTEM SERVICES INC
filed 1998-08-14
CIK 1011901

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of l934.

For the quarterly period ended June 30, 1998.
                               --------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _________________ to ____________________.

Commission File Number         0-28462.
                       ----------------

ONLINE SYSTEM SERVICES, INC.
----------------------------
(Exact name of registrant as specified in its charter)

COLORADO                                              84-1293864
----------------------------------------------------------------
(State or other jurisdiction                    I.R.S. Employer
of incorporation or organization              Identification No.)

1800 GLENARM PLACE, SUITE 700, DENVER, CO      80202
----------------------------------------------------
(Address of principal executive offices)    (Zipcode)

(303) 296-9200
--------------
(Registrant's telephone number, including area code)

Not Applicable
--------------
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  YES      [_]  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of August 5, 1998, Registrant had 3,515,581 shares of common stock outstanding.

                          ONLINE SYSTEM SERVICES, INC.
                                     INDEX

                                                                                                       Page
                                                                                                     ---------
Part I.     Financial Information

            Item 1.   Unaudited Financial Statements

            Balance Sheets as of June 30, 1998  and December 31, 1997                                   3

            Statements of Operations for the three and six months ended June 30, 1998 and 1997          4

            Statements of Stockholders' Equity for the six months ended June 30, 1998                   5

            Statements of Cash Flows for the six months ended June 30, 1998 and 1997                    6

            Notes to Financial Statements                                                            7-11

           Item 2.     Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                    12-19

Part II.   Other Information

           Item 1, 3
           and 5.      Not Applicable                                                                  20

           Item 2.     Changes in Securities and Use of Proceeds                                       20

           Item 4.     Submission of Matters to a Vote of Security Holders                             20

           Item 6.     Exhibits and Reports on Form 8-K                                                21

Signatures                                                                                             22

                        --------------------------

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

                          --------------------------

                         PART I FINANCIAL INFORMATION
                          ITEM 1 FINANCIAL STATEMENTS
                         ONLINE SYSTEM SERVICES, INC.
                                BALANCE SHEETS
                                  (UNAUDITED)

                                                                                          June 30,              December 31,
                                                                                            1998                    1997
                                                                                    ------------------       ----------------
                              ASSETS
Current assets:
  Cash and cash equivalents                                                            $     2,769,625          $   3,680,282
  Accounts receivable, net of allowance for doubtful accounts
              of $40,889 and $58,059, respectively                                             577,901                701,330
  Accrued revenue receivables                                                                   63,265                143,543
  Note receivable                                                                              585,441                      -
  Inventory, net                                                                                62,603                235,441
  Prepaid expenses                                                                             185,954                249,510
  Deferred assets                                                                              124,636                      -
  Short-term deposits                                                                           63,292                 77,372
                                                                                    ------------------       ----------------
              Total current assets                                                           4,432,717              5,087,478

Equipment, net of accumulated depreciation
              of $537,263 and $354,371, respectively                                         1,081,252              1,015,632

Capitalized software costs, net of accumulated amortization
              of $20,439 and $2,068, respectively                                              299,949                122,029
Other assets                                                                                   101,267                101,352
                                                                                    ------------------       ----------------
                                                                                       $     5,915,185          $   6,326,491
                                                                                    ==================       ================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                             $       587,019          $     969,937
  Accrued salaries and taxes payable                                                           228,643                216,493
  Preferred dividend payable                                                                   142,984                      -
  Current portion of capital leases payable                                                     18,585                 23,555
  Deferred revenue                                                                                   -                  9,321
                                                                                    ------------------       ----------------
              Total current liabilities                                                        977,231              1,219,306

Capital leases payable                                                                           9,172                    585

Stockholders' equity:
     Preferred stock, no par value, 5,000,000 shares authorized:
        Redeemable, convertible preferred stock, 10% cumulative return;
             267,500 and 245,000 issued and outstanding, respectively                        2,287,794               1,483,282
        Redeemable, convertible preferred stock, 5% cumulative return;
             3,000 and none issued and outstanding, respectively                             2,115,528                       -
     Common stock; no par value, 10,000,000 shares authorized,
              3,497,849 and 3,315,494 shares issued and outstanding, respectively            9,801,362               8,635,075
     Accumulated  deficit                                                                   (9,275,902)             (5,011,757)
                                                                                    ------------------       -----------------
              Total stockholders' equity                                                     4,928,782               5,106,600
                                                                                    ------------------       -----------------
                                                                                       $     5,915,185          $    6,326,491
                                                                                    ==================       =================

  The accompanying notes to financial statements are an integral part of these balance sheets.

                         ONLINE SYSTEM SERVICES, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             Three months ended                   Six months ended
                                                                    June 30,                         June 30,
                                                          ---------------------------      ---------------------------
                                                             1998             1997            1998            1997
                                                          -----------     -----------      -----------     -----------
Net sales:
     Service sales                                        $    90,820     $   473,316      $   198,392     $   876,206
     Hardware and software sales                              209,988         175,381          829,655         288,963
                                                          -----------     -----------      -----------     -----------
                                                              300,808         648,697        1,028,047       1,165,169

Cost of sales:
     Cost of services                                          58,919         296,830          147,438         535,575
     Cost of hardware and software                            207,901         147,763          680,935         244,056
                                                          -----------     -----------      -----------     -----------
                                                              266,820         444,593          828,373         779,631
                                                          -----------     -----------      -----------     -----------
     Gross margin                                              33,988         204,104          199,674         385,538

Operating expenses:
     New market start-up expenses                             204,922               -          346,269               -
     Sales and marketing expenses                             406,529         245,404          779,498         531,272
     Product development expenses                             131,202         229,557          353,570         439,501
     General and administrative expenses                      857,062         384,844        1,708,585         741,746
     Depreciation and amortization                            105,970          38,500          201,347          75,338
                                                          -----------     -----------      -----------     -----------

                                                            1,705,685         898,305        3,389,269       1,787,857
                                                          -----------     -----------      -----------     -----------

     Loss from operations                                  (1,671,697)       (694,201)      (3,189,595)     (1,402,319)

Interest income, net                                           33,225          49,969           62,414         109,623
                                                          -----------     -----------      -----------     -----------

Net loss                                                   (1,638,472)       (644,232)      (3,127,181)     (1,292,696)

Preferred stock dividends                                      80,585               -          142,984               -
Accretion of preferred stock to redemption value              848,646               -          993,980               -
                                                          -----------     -----------      -----------     -----------

Net loss available to common stockholders                 $(2,567,703)    $  (644,232)     $(4,264,145)    $(1,292,696)
                                                          ===========     ===========      ===========     ===========

Loss per share, basic and diluted                         $     (0.75)    $     (0.20)     $     (1.26)    $     (0.41)
                                                          ===========     ===========      ===========     ===========

Weighted average shares outstanding                         3,446,131       3,185,276        3,390,909       3,179,030
                                                          ===========     ===========      ===========     ===========



  The accompanying notes to financial statements are an integral part of these statements.

                         ONLINE SYSTEM SERVICES, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND THE YEAR ENDED DECEMBER 31, 1997
                                  (UNAUDITED)

                              5% Preferred Stock 10% Preferred Stock     Common Stock          Stock
                              ------------------ ------------------- ---------------------  Subscriptions Accumulated  Stockholders'
                              Shares    Amount    Shares    Amount    Shares      Amount     Receivable     Deficit       Equity
                              ------   --------- --------  --------- ---------  ----------  ------------- -----------  ------------
Balances, December 31,
  1996                             -   $       -        -  $       - 3,162,545  $7,953,665    $    (586) $(1,636,478) $6,316,601
Stock issued in
  conjunction with
  private placement-
  10% Preferred stock
  issued                           -           -  245,000  2,198,875         -           -            -            -   2,198,875
  Common stock issued              -           -        -          -    61,250     251,125            -            -     251,125
  Less offering costs              -           -        -   (280,629)        -     (32,050)           -            -    (312,679)
  Guaranteed return on
  preferred stock                  -           -        -          -  (434,964)          -      434,964            -           -
Exercises of stock options
  and warrants                     -           -        -          -    91,699      65,611            -            -      65,611
Repurchase of option to buy
  common stock                     -           -        -          -         -     (75,000)           -            -     (75,000)
Stock options issued for
  services                         -           -        -          -         -      36,760            -            -      36,760
Stock subscriptions receivable     -           -        -          -         -           -          586            -         586
Net loss                           -           -        -          -         -           -            -   (3,375,279) (3,375,279)
                              ------   --------- --------  --------- ---------   ---------   ----------  ----------- -----------
Balances, December 31, 1997        -           -  245,000  1,483,282 3,315,494   8,635,075            -   (5,011,757)  5,106,600

Stock issued in conjunction
   with private placement-
   5% Preferred stock
     (unaudited)               3,000   2,806,000       -           -         -           -            -           -    2,806,000
   Common stock warrants
     (unaudited)                   -           -       -           -    50,000     194,000            -           -      194,000
   Less offering costs
     (unaudited)                   -    (481,930)      -           -         -     (33,320)           -           -     (515,250)
   Warrants issued for
     placement  fee
     (unaudited)                   -           -       -           -         -     194,000            -           -      194,000
   Guaranteed return on 5%
     preferred stock
     (unaudited)                   -    (514,473)      -           -         -     514,473            -           -            -

Stock issued in conjunction
   with private placement-
   10% Preferred stock
     (unaudited)                   -           -  22,500     196,031         -           -            -           -      196,031
   Common stock (unaudited)        -           -       -           -     5,625      28,969            -                   28,969
   Less offering costs
     (unaudited)                   -           -       -     (23,318)        -      (3,446)           -           -      (26,764)
   Guaranteed return on 10%
     preferred stock
     (unaudited)                   -           -       -     (56,250)        -      56,250            -           -            -
Exercises of stock options
   and warrants (unaudited)        -           -       -           -   126,730     189,182            -           -      189,182
Accretion of preferred stock
   to redemption (unaudited)       -     305,931        -    688,049         -           -            -           -      993,980
Stock options issued for
   services (unaudited)            -           -        -          -         -      26,179            -           -       26,179
Net loss available to common
   stockholders for the six
   months ended June 30, 1998
   (unaudited)                     -           -        -          -         -           -            -  (4,264,145)  (4,264,145)
                              ------  ---------- -------- ---------- --------- ----------- ------------ -----------  -----------
Balances, June 30, 1998
   (unaudited)                 3,000  $2,115,528  267,500 $2,287,794 3,497,849  $9,801,362  $         - $(9,275,902) $ 4,928,782
                              ======  ========== ======== ========== ========= =========== ============ ===========  ===========



  The accompanying notes to financial statements are an integral part of these statements.

                          ONLINE SYSTEM SERVICES, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                   Six months ended
                                                                                                       June 30,
                                                                                           ------------------------------
                                                                                                 1998           1997
                                                                                           -------------    -------------

Cash flows from operating activities:
    Net loss                                                                                 $(3,127,181)     $(1,292,696)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Operating activities:
        Depreciation and amortization                                                            201,347           75,338
        Accrued interest income on advances to DCI                                               (10,441)               -
        Stock issued for services                                                                 26,179              586
    Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                                             123,429         (251,457)
          (Increase) decrease in accrued revenue receivables                                      80,278         (120,875)
          Decrease in inventory                                                                  172,838           70,319
          (Increase) decrease in prepaid expenses                                                 63,557         (172,819)
          Decrease in short-term deposits                                                         14,080                -
          Increase in other assets                                                                     -              (55)
          Increase (decrease) in accounts payable and accrued liabilities                       (382,918)         132,659
          Increase in accrued salaries and taxes payable                                          12,150           93,289
          Increase (decrease) in deferred revenue                                                 (9,321)          37,207
                                                                                           -------------    -------------
             Net cash used in operating activities                                            (2,836,003)      (1,428,503)
                                                                                           -------------    -------------

Cash flows from investing activities:
    Proceeds from short-term investments                                                               -        3,855,343
    Purchase of equipment                                                                       (229,762)        (271,964)
    Capitalized software development costs                                                      (196,291)               -
    Cash advances to DCI                                                                        (575,000)               -
    Payment of deferred assets                                                                  (124,636)               -
                                                                                           -------------    -------------
             Net cash provided by (used in) investing activities                              (1,125,689)       3,583,379
                                                                                           -------------    -------------

Cash flows from financing activities:
    Payments on capital leases and notes payable                                                 (15,133)         (90,547)
    Proceeds from issuance of common stock warrants                                              194,000                -
    Proceeds from issuance of common stock                                                       218,151           18,183
    Proceeds from issuance of 10% preferred stock and warrants                                   196,031                -
    Proceeds from issuance of 5% preferred stock                                               3,000,000                -
    Stock offering costs                                                                        (348,014)               -

                                                                                           -------------    -------------
             Net cash provided by (used in) financing activities                               3,051,035          (72,364)
                                                                                           -------------    -------------

Net increase (decrease) in cash and cash equivalents                                            (910,657)       2,082,512
Cash and cash equivalents at beginning of period                                               3,680,282        1,645,163
                                                                                           -------------    -------------
Cash and cash equivalents at end of period                                                   $ 2,769,625      $ 3,727,675
                                                                                           =============    =============

  The accompanying notes to financial statements are an integral part of these statements.

                          ONLINE SYSTEM SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)

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

     During 1998, the Company changed its business model to become more reliant on royalty revenue from the use of its products and services. In general, the Company will be paid a royalty when the subscriber of a customer of the Company's i2u software and hardware product accesses such products.

NOTE 3 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS AND RESEARCH AND DEVELOPMENT
         COSTS

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

     Amortization of capitalized software development costs is computed using the greater of the straight-line method or the product's estimated useful life, generally five years, or based on relative current revenue. The Company has used the straight-line method to amortize such capitalized costs, and recorded $11,022 and $18,371 of amortization expense in the three and six months ended June 30, 1998, respectively.

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

NOTE 4 - CONCENTRATION OF CREDIT RISK

     The Company has no significant off balance-sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. In addition, the Company maintains the majority of its cash with financial institutions in the form of demand deposits, and denominates the majority of its transactions in U.S. dollars. At June 30, 1998, the Company had contracted with an Argentine company to provide ongoing technical support to one of the Company's customers. The payment for these services is denominated in Argentine pesos.

     The Company performs ongoing evaluations of its customers' financial condition and generally does not require collateral, except for billings in advance of work performed. The Company's accounts receivable balances are primarily domestic.

NOTE 5 - INCOME TAXES

     The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not, based on current circumstances, are not expected to be realized.

     At June 30, 1998, for income tax return purposes, the Company has approximately $9,500,000 of net operating loss carryforwards that expire at various dates through the year 2012. The net operating loss for tax purposes differs from that for financial reporting purposes due to differences in reporting certain transactions for income tax and financial reporting purposes. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

     The Company has determined that deferred tax assets resulting from the net operating loss carryforwards, as of June 30, 1998 and December 31, 1997, respectively, did not satisfy the realization criteria. Accordingly, a valuation allowance was recorded against the entire deferred tax asset. No other significant deferred tax assets or liabilities existed at June 30, 1998 or December 31, 1997.

     The difference between the expected statutory rate and the effective rate is primarily a result of the increase in the valuation allowance.

NOTE 6 - NET LOSS PER SHARE

     Net loss per share has been computed based upon the weighted average number of common shares outstanding.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." Under SFAS 128, primary earnings per share previously required under Accounting Principles Board No. 15 is replaced with basic earnings per share. Basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding, excluding the dilution for any potentially dilutive securities. Fully diluted earnings per share as defined under Accounting Principles Board No. 15 is called diluted earnings per share under SFAS 128. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. As a result of the Company's net losses, all potentially dilutive securities, 1,288,217 stock options, 1,093,800 warrants and 322,446 5% preferred stock for the six months ended June 30, 1998, and 741,740 stock options, 830,500 warrants and no 5% preferred stock for the six months ended June 30, 1997, would be anti-dilutive. Additionally, at June 30, 1998, the Company's 10% preferred stock may become convertible into common stock in certain circumstances.

NOTE 7 - PRIVATE PLACEMENT

     On May 22, 1998, the Company completed a private placement for gross proceeds of $3,000,000 with an investor. The Company sold 3,000 shares of 5% cumulative convertible redeemable preferred stock and warrants to purchase 100,000 shares of common stock. Net proceeds to the Company were $2,678,750 after deducting $321,250 in offering costs.

     The preferred stock issued in the above private placement entitles the holder to voting rights equal to the number of whole shares of common stock into which the shares of the preferred stock are convertible immediately after the close of business on the record date fixed for such meeting or the effective date of such written consent; and specifies a 5% per annum cumulative non-compounding dividend based on the stated value of $1,000.00 per share. The Company may redeem the preferred stock at any time within 120 days from May 29, 1998 at a redemption price per share equal to the quotient of $1,000 per share plus all accrued but unpaid dividends on such shares of 5% preferred stock and the lower of (i) $16.33 or (ii) 86% of the average closing bid price of the shares of common stock for the five trading days immediately preceding the 5% preferred stock redemption date.

     Each share of 5% preferred stock shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable shares of common stock as is determined by dividing $1,000, plus the amount of any accrued and unpaid dividends the Corporation elects to pay in common stock, by the lower of (i) $16.33 or (ii) 86% of the average closing bid price of the shares of common stock for the five (5) trading days immediately preceding the 5% preferred stock conversion date.

     The conversion discount of the preferred stock is considered to be an additional preferred stock dividend. The maximum discount available of $514,473 (the "Guaranteed Return") is initially recorded as a reduction of preferred stock and an increase to additional paid-in capital. The Guaranteed Return reduction to preferred stock will be accreted, as additional dividends, by recording a charge to income available to common stockholders during 1998 over the four month period to the earliest date of conversion of the preferred stock. The Company will also record annual dividends of $50.00 per share as a reduction of income available to common stockholders, whether or not declared by the Board of Directors.

     Any difference between the highest redemption value ($1,000 per share) and the recorded value, (excluding the Guaranteed Return discussed above) primarily offering costs, will be accreted as a charge to income available to common stockholders during 1998, over the four month period when the Company can redeem the preferred stock.

     The 100,000 common stock purchase warrants issued in the above private placement entitle the holders to purchase one share of the Company's common stock for a purchase price of $16.33 per share and any time during the three-year period commencing on May 22, 1998. The warrants were valued by an outside valuation firm.

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                            Six months ended
                                                                                                June 30,
                                                                                   ------------------------------------
                                                                                          1998           1997
                                                                                        --------         -----

Cash paid for interest                                                                  $  3,254         $ 620
Supplemental schedule of non-cash investing and financing activities:
   Accretion of preferred stock to redemption value                                      993,980             -
   Preferred stock dividends                                                             142,984             -
   Stock issued for services                                                              26,179           586
   Stock issued for offering costs                                                       194,000             -
   Capital lease for equipment                                                            18,750             -

NOTE 9 - PROPOSED BUSINESS COMBINATIONS

     On March 19, 1998, the Company entered into an Agreement and Plan of Merger with Durand Acquisition Corporation (a wholly owned subsidiary of the Company) and Durand Communications, Inc. ("DCI"). The Merger Agreement contemplates that the Company will acquire 100% of the outstanding common stock of DCI and in consideration therefore (i) will issue up to 971,250 shares of the Company's common stock to the stockholders of DCI, (ii) reserve approximately 200,000 shares of the Company's common stock for issuance pursuant to exercise or conversion of options, warrants and convertible securities of DCI to be converted into similar securities of the Company, and (iii) will assume approximately $2,300,000 of liabilities of DCI. The Merger Agreement is, among other things, subject to approval by the shareholders of the Company. DCI, a privately held company located in Santa Barbara, California, develops and markets Internet "community" building tools and services, training in the use of these tools and services and on-line service for hosting these communities. DCI reported revenues of $165,179 (unaudited) for the six months ended June 30, 1998 and $37,180 for the fiscal year ended December 31, 1997 and incurred net losses of $1,029,655 (unaudited) and $1,144,138 for the same periods, respectively. At June 30, 1998, DCI had an accumulated deficit of $(7,862,842) (unaudited).

     As of June 30, 1998, the Company advanced DCI $575,000 under an unsecured working capital note with a stated interest rate of 10%. Under the terms of the note, the purchase price of the proposed merger will be reduced by all such advances plus accrued interest. If the transaction is not approved by the stockholders, or is otherwise not completed, no assurances can be made that any amounts will be collected.

     On June 9, 1998, the Company entered into an Agreement and Plan of Merger with Skyconnect Acquisition Corporation (a wholly owned subsidiary of the Company) and Skyconnect, Inc. ("Skyconnect"). The Merger Agreement contemplates that the Company will acquire 100% of the outstanding common stock of Skyconnect and in consideration therefore (i) will issue up to 1,100,000 shares of the Company's common stock to the stockholders of Skyconnect and issue 250,000 common stock purchase warrants, (ii) reserve approximately 300,000 shares of the Company's common stock for issuance pursuant to exercise or conversion of options, warrants and convertible securities of Skyconnect to be converted into similar securities of the Company, and (iii) will assume an estimated $8,500,000 of liabilities of Skyconnect. The Merger Agreement is, among other things, subject to approval by the shareholders of the Company. Skyconnect, a privately held company located in Louisville, Colorado, is a provider of software-based products to manage, store and distribute digital video for cable television operators. Skyconnect reported revenues of $7,923,000 (unaudited) for the three months ended June 30, 1998 and $11,820,779 for the fiscal year ended March 31, 1998. Skyconnect reported net income of $469,000 (unaudited) for the three months ended June 30, 1998 and incurred a net loss of $(6,754,688) for the fiscal year ended March 31, 1998. At June 30, 1998, Skyconnect had an accumulated deficit of $(31,031,000) (unaudited).

     These proposed business combinations are subject to, among other things, approval of the Company's shareholders. It is the Company's intent to solicit shareholder approval in a proxy statement to be sent to shareholders as soon as practicable.

NOTE 10 - NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 may not be applied retroactively, and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). Management believes that the impact of SFAS No. 133 will not significantly affect its financial reporting.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This statement is effective for financial statements for fiscal years beginning after December 15, 1998. In general, SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. The Company has not historically utilized such instruments and has no current plan to do so, and accordingly, management believes that SOP 98-5 will not have a material impact on the financial statements.

     In June 1997, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income include net income and items that are currently reported directly as a component of shareholders' equity such as changes in foreign currency translation adjustments and changes in the fair value of available for sale financial instruments. The Company adopted SFAS 130 in the first quarter of 1998. As of June 30, 1998, the adoption has had no significant impact on the Company's financial statements.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the manner in which companies report information about their operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the geographic locations in which the entity holds assets and reports revenue. Management is currently evaluating the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 for its fiscal year ending December 31, 1998 and will first be reflected in the Company's 1998 Annual Report on Form 10-KSB.


NOTE 11 - SUBSEQUENT EVENT

     During July 1998, an investor converted 500 shares of the 5% cumulative convertible redeemable preferred stock. The preferred stock, including accrued dividends payable of $4,726, was converted into 56,907 shares of the Company's common stock at a price per share of approximately $8.90.

     During July 1998, the Company advanced Skyconnect, Inc. $300,000 for working capital purposes. The note is secured by accounts receivable and the Company expects to collect the balance plus accrued interest during the third quarter of 1998.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     To date, the Company has generated revenues through the sale of design and consulting services for Web site development, resale of software licenses, mark-ups on computer hardware and software sold to customers, maintenance fees charged to customers to maintain computer hardware and Web sites, license fees based on a percentage of revenues from the i2u products and services, training course fees, and monthly fees paid by customers for Internet access provided by the Company. The Company commenced sales in February 1995, and was in the development stage through December 31, 1995. The Company has incurred losses from operations since inception. At June 30, 1998, the Company had an accumulated deficit of $9,275,902. The report of the Company's independent public accountants for the fiscal year ended December 31, 1997, contained a paragraph noting substantial doubt regarding the Company's ability to continue as a going concern.

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

     Each of these activities involved in varying degrees the establishment of online communities. As an outgrowth of the Company's BRG and CAA activities, and in recognition of the need to increase the availability of high-speed Internet access, the Company's focus during fiscal 1997 increasingly was on the development of online communities for broadband (high bandwidth or high data transmission capabilities) operators such as cable TV operators (wired and wireless) who the Company believes are in the best position today to provide high-speed Internet access. This focus has resulted in the introduction of the i2u products and services which include a wide range of online services which enable operators and operators' customers to generate online local content, create Web pages and conduct online commerce and banking and a turnkey product and service package which provides the equipment, training and systems necessary for the broadband operator to become a fully operational ISP. OSS's revenues for the i2u products and services include payments for hardware, software licenses, training and other implementation services as well as a percentage of Internet access fees paid by subscribers of the Company's broadband operator customers and in connection with e-commerce transactions which these subscribers conduct on the broadband operator's systems. The Company intends to focus its future efforts primarily on its i2u products and services.

     During November 1997, the Company announced to its customers that it was terminating Web site development, maintenance and hosting activities and began to transition this business to other companies. OSS is ceasing Web site development activities which are not related to the development of products for its i2u products and services or do not involve the creation of online communities for particular businesses or information purposes. In addition, during October 1997, the Company licensed its MD Gateway Web site to Medical Education Collaborative ("MEC") and is no longer developing products for the healthcare market. In the future, revenues from the healthcare market are expected to be limited to license fees received from MEC in connection with the use of MD Gateway. Revenues for the businesses that the Company is no longer emphasizing represented $721,082 of the Company's revenues during the six months ended June 30, 1997, representing 62% of the total revenues for such period.
For the six months ended June 30, 1998, revenues from these activities were insignificant.

     During the second quarter of fiscal 1998, the Company implemented a new pricing structure for its i2u products and services whereby the Company supplies the equipment and services and the operator provides the infrastructure and channel for distribution of high-speed Internet access services. This new structure results in a lower front-end cost for the operator, in consideration for which the Company expects to receive a higher percentage of access and transaction fees received from the broadband operator's subscribers. The Company will require additional working capital and will realize substantially lower initial revenues in connection with the sale of its i2u products and services, as the Company will, under this new structure, be providing the equipment and services instead of selling them to the operators. The Company expects that this pricing strategy will result in higher revenues in the future as the broadband operator's Internet subscriber base grows. In addition, the Company intends to increase its capital expenditures and operating expenses in order to expand its i2u products and services to support additional broadband operators in future markets and to market and provide the Company's products and services to a growing number of potential subscribers of the broadband operators who partner with the Company. As a result, OSS expects to incur additional substantial operating and net losses fiscal 1998 and possibly for one or more fiscal years thereafter. There can be no assurance that such expenditures will result in increased revenue and/or customers. See Liquidity and Capital Resources for further discussion on proposed financing activities.

     Based on applicable current accounting standards, the Company estimates that it will be required to record a non-operating expense of approximately $1,080,000 during fiscal 1998 in connection with the private placement of $2,675,000 of the Company's 10% preferred stock which occurred during December,
1997 and March, 1998.   An additional non-operating expense of approximately
$1,220,000 will be charged to earnings in connection with the private placement of $3,000,000 of the Company's 5% preferred stock which occurred during May 1998. While these charges will not affect the Company's operating loss or working capital, they will result in a decrease in the Company's net income available to common stockholders during 1998 totaling approximately $2,300,000.

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

                                                   For the three months ended June 30,        For the six months ended June 30,
                                                -----------------------------------------   -------------------------------------
                                                         1998                 1997                 1998                 1997
                                                -------------------    -------------------    ---------------    ----------------
Net Sales:
 Service sales                                                30.2%                73.0%                19.3%               75.2%
 Hardware/software sales                                      69.8%                27.0%                80.7%               24.8%
                                                -------------------    -------------------    ---------------    ----------------
   Total net sales                                           100.0%               100.0%               100.0%              100.0%
Cost of sales:
Cost of services
 (as percentage of service sales)                             64.9%                62.7%                74.3%               61.1%
 Cost of hardware/software
 (as percentage of hardware/software sales)                   99.0%                84.3%                82.1%               84.5%
                                                -------------------    -------------------    ---------------    ----------------
   Total cost of sales                                        88.7%                68.5%                80.6%               66.9%
Gross margin                                                  11.3%                31.5%                19.4%               33.1%
                                                -------------------    -------------------    ---------------    ----------------

Operating expenses:
 New market start-up expenses                                 68.1%                   -                 33.7%                  -
 Sales and marketing expenses                                135.2%                37.8%                75.8%               45.6%
 Product development expenses                                 43.6%                35.4%                34.4%               37.7%
 General and administrative expenses                         284.9%                59.3%               166.2%               63.7%
 Depreciation and amortization expenses                       35.2%                 6.0%                19.6%                6.5%
                                                -------------------    -------------------    ---------------    ----------------
       Total operating expenses                              567.0%               138.5%               329.7%              153.5%
Loss from operations                                        (555.7%)             (107.0%)             (310.3%)            (120.4%)
                                                -------------------    -------------------    ---------------    ----------------

Net loss                                                    (544.7%)              (99.3%)             (304.2%)            (110.9%)

Preferred stock dividends                                    (26.8%)                  -                (13.9%)                 -
Accretion of preferred stock to redemption value            (282.1%)                  -                (96.7%)                 -
                                                -------------------    -------------------    ---------------    ----------------
Net loss available to common                                (853.6%)              (99.3%)             (414.8%)            (110.9%)
stockholders
                                                ===================    ===================    ===============    ================

THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Net sales for the three months ended June 30, 1998 totaled $300,808, including $90,820 for service sales and $209,988 for hardware and software sales. Net sales for the six months ended June 30, 1998 totaled $1,028,047, including $198,392 for service sales and $829,655 for hardware and software sales. This represents a decrease of 53.6% and 11.8% below net sales for the 1997 three-and-six-month periods, respectively. For the three and six months ended June 30, 1998, the Company had four and three customers, respectively, representing 82% and 74%, respectively, of sales. One customer represented 11% of net sales for the second quarter in 1997 and the Company had no customers representing sales of more than 10% for the six-month period in 1997. The decreases in sales for the 1998 periods compared to the 1997 periods, were due to the discontinuance of the Company's Web site development, maintenance and hosting activities during the fourth quarter of fiscal 1997 and to the expanded development of the Company's i2u product and service offerings. During the second quarter of 1998, the Company implemented a new pricing structure for its i2u products and services whereby the Company supplies the equipment and services. This structure results in a lower front-end cost for the operator and lower initial revenues for the Company, in consideration for which the Company expects to receive a higher percentage of access and transaction fees received from the broadband operators' subscribers. The Company's near-term revenues will be less as a result of the implementation of this new pricing strategy, but its future revenues should be higher as the subscriber base for Internet access for the Company's broadband operator customers grows.

     Cost of sales as a percentage of net sales was 88.7% for the 1998 three-month period and 68.5% for the comparable 1997 period. Cost of sales as a percentage of net sales was 80.6% for the 1998 six-month period and 66.9% for the comparable 1997 period. Cost of sales on hardware and software sales are generally higher than on service sales. Therefore, the Company's overall gross profit margin is higher during periods when service sales are a greater percentage of total net sales. Sales of hardware and software as a percent of total sales increased significantly over the 1997 period, which contributed to the higher overall cost of sales. The higher cost of sales on hardware and software for the 1998 period was due to equipment sales to larger customers, which were at lower margins.

     New market start-up costs consists of expenditures associated with developing markets for the Company's i2u products in association with its broadband operator customers. For the three months ended June 30, 1998, new market start-up costs were $204,922, or 68.1% of net sales and were $346,269, or 33.7% of net sales for the six months ended June 30, 1998.

     Sales and marketing expenses were $406,529 for the three months ended June 30, 1998 and $245,404 for the similar 1997 period. Sales and marketing expenses as a percentage of net sales for the three-month periods increased from 37.8% in 1997 to 135.2% in 1998. Sales and marketing expenses were $779,498 for the six months ended June 30, 1998 and $531,272 for the similar 1997 period. Sales and marketing expenses as a percentage of net sales for the six-month periods increased from 45.6% in 1997 to 75.8% in 1998. The increase in dollars spent during the 1998 six-month period was due to the hiring of new sales and marketing personnel and associated expenditures. During 1998, the Company also developed initial marketing materials, began lead generation activity and began to sell its i2u products and services.

    Product development expenses were $131,202 for the three months ended June 30, 1998, compared to $229,557 for the 1997 period. Product development expense as a percentage of net sales for the three-month period increased from 35.4% in 1997 to 43.6% in 1998. Product development expenses were $353,570 for the six months ended June 30, 1998, compared to $439,501 for the similar 1997 period. Product development expense as a percentage of net sales for the six-month period decreased from 37.7% in 1997 to 34.4% in 1998. The Company capitalized $127,618 and $196,290 of development costs during the three and six month 1998 periods, respectively, related to the continued development of its i2u product. Product development expenses during the 1998 six-month period included the completion of the initial development of the Company's i2u product and addition of wireless cable capabilities. Product development expenses are expected to continue to increase during 1998 as the Company continues to develop the i2u and e-commerce products and services.

    General and administrative expenses were $857,062 for the three months ended June 30, 1998, compared to $384,844 for the similar 1997 period. General and administrative expenses as a percentage of net sales for the three-month period increased from 59.3% in 1997 to 284.9% in 1998. General and administrative expenses were

$1,708,585 for the six months ended June 30, 1998, compared to $741,746 for the similar 1997 period. General and administrative expenses as a percentage of net sales for the six-month period increased from 63.7% in 1997 to 166.2% in 1998. The dollar and percentage increases reflect the development of the Company's general and administrative infrastructure, including finance, accounting and business development capabilities. In addition, during the latter part of the first quarter in 1998, the Company incurred expenses and developed capabilities to enter into the international market for its i2u products and services.

    Depreciation and amortization expenses were $105,970 for the three months ended June 30, 1998, compared to $38,500 for the similar 1997 period. Depreciation and amortization expenses were $201,347 for the six months ended June 30, 1998, compared to $75,338 for the 1997 similar period. These increases reflect increases in fixed assets and equipment to support i2u development and testing as well as to support the growth in the number of employees.

    Interest income was $33,225 during the three-month period ended June 30, 1998, compared to $49,969 for the similar 1997 period. Interest income was $62,414 during the six-month period ended June 30, 1998, compared to $109,623 for the similar 1997 period. The dollar decreases are due to utilization of the Company's cash reserves to fund its expanding operations. The Company's investments consist of corporate commercial paper and cash equivalents.

    Net losses available to common stockholders were $2,567,703 for the three-month period ended June 30, 1998 compared to $644,232 for the similar 1997 period. Net losses available to common stockholders were $4,264,145 for the six-month period ended June 30, 1998 compared to $1,292,696 for the 1997 period. The increases in losses reflect non-operating expenses for preferred stock dividends and accretion of preferred stock to redemption value of $80,585 and $848,646, respectively, for the three-month period ended June 30, 1998, and $142,984 and $993,980, respectively, for the six-month period ended June 30, 1998. These non-operating expenses will continue during the balance of fiscal 1998. Additionally, the increases in losses reflect expenses in the marketing and sales, product development, and general and administrative areas that have increased at a faster rate than net sales. This is due to the time lag associated with product development, market introduction and the recognition of revenues from these activities as well as the long sales cycle for most of the Company's products and services. The Company expects to continue to experience increased operating expenses and capital investments during fiscal 1998, as it continues to develop new product offerings and the infrastructure required to support its anticipated growth. The Company believes that, initially, these expenses will be greater than increases in net sales. The Company expects to report operating and net losses for fiscal 1998 and for one or more fiscal years thereafter.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1998, the Company had cash and cash equivalents of $2,769,625 and working capital of $3,455,486. The Company has financed its operations and capital equipment expenditures through a combination of public and private sales of preferred and common stock, issuing common stock for services, lease financing, short-term loans and the utilization of trade payables. During the six months ended June 30, 1998, the Company completed private placements of 22,500 shares of 10% cumulative convertible redeemable preferred stock, stated value $1 per share, and 3,000 shares of 5% cumulative convertible redeemable preferred stock, stated value $1,000 per share, which resulted in net proceeds to the Company of $198,236 and $2,484,750, respectively.

    During the six months ended June 30, 1998, the Company purchased $229,762 of fixed assets. These purchases were primarily computer equipment, communications equipment, cable modems and software necessary to develop and demonstrate the recently introduced i2u products as well as office furniture and the installation of new accounting software. In anticipation of future growth, the Company expects to invest a minimum of $270,000 during the balance of fiscal 1998 to purchase additional computer equipment, software and office equipment.

     Accounts receivable balances decreased from $701,330 at December 31, 1997 to $577,901 at June 30, 1998, due to in part of the collection of receivables from sales recorded in the fourth quarter of 1997. Due to the Company's utilization of the percentage of completion method of revenue recognition for its Web services, an asset of $63,265 representing revenue earned and not billed is shown as accrued revenue receivables at June 30, 1998. This amount has decreased from $143,543 at December 31, 1997, as a result of billing for the completion of web development projects in the first and second quarters of 1998. The Company's hardware and software inventory of

$62,603 at June 30, 1998 decreased from $235,441 at December 31, 1997, and consists of software licenses and computer hardware purchased by the Company for resale.

     Prepaid expenses decreased to $185,954 at June 30, 1998, from $249,510 at December 31, 1997, primarily due to receipt of inventory that was prepaid during December 1997. The major portion of the remaining balance consists of a software license and electronic sales collateral materials. Deferred assets represent costs incurred in connection with the proposed mergers with DCI and Skyconnect. The $124,636 balance at June 30, 1998 is comprised of legal fees and accounting fees. Trade accounts payable and accrued liabilities at June 30, 1998, decreased to $587,019 from $969,937 at December 31, 1997, primarily due to a reduction in payables for equipment purchased to support inventory requirements for sales at the end of the December 31, 1997 period and sales that were anticipated for the early part of the June 30, 1998 period.

     The Company believes that its cash and cash equivalents and working capital at June 30, 1998, plus the net proceeds of the offerings of preferred stock that were completed during the first six months of 1998 will be adequate to sustain operations through October 1998. The Company has entered into a letter of intent with a placement agent for an offering of its securities for gross proceeds of $15 to $18 million, which is expected to occur during the third and fourth quarters of 1998. The Company estimates that it needs to raise at least $15 million through equity, debt or other external financing, to implement its business development plan. However, there can be no assurances that the Company will be able to complete such offerings in amounts required by the Company or upon terms acceptable to the Company. There is no assurance that any additional capital resources, which the Company may need, will be available when required, or, if available, available on terms acceptable to the Company.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    Limited Operating History; Accumulated Losses. The Company was founded in March 1994, commenced sales in February 1995 and was in the development stage through December 31, 1995. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade and commercialize products and services. There can be no assurance that the Company will be successful in addressing such risks. The Company has incurred net losses since inception. As of June 30, 1998, the Company had an accumulated deficit of $9,275,902. This accumulated deficit does not include losses of $266,193 that were incurred by the Company from inception through September 26, 1995 because the Company was a Subchapter S corporation during that period.

    Additional Anticipated Losses. OSS currently intends to increase its capital expenditures and operating expenses in order to expand its i2u products and services and to support additional subscribers of OSS' broadband customers in future markets and to market and provide the Company's products and services to a growing number of potential subscribers. In addition, in accordance with the Company's new pricing strategy, introduced during the second quarter of 1998, the Company will provide the equipment required for a broadband operator to provide high-speed Internet access in return for a higher percentage of the broadband operator's future Internet access and transaction fees. This new pricing structure will result in increased costs and lower revenues for the Company at the time that it sells its i2u products and services to broadband operators in return for anticipated high revenues as the broadband operator's subscriber base for these services grows. As a result, the Company expects to incur additional substantial operating and net losses for the balance of fiscal 1998 and for one or more fiscal years thereafter. The profit potential for the Company's i2u business model is unproven, and to be successful, the Company must, among other things, develop and market products and services that are widely accepted by consumers and businesses at prices that will create a profit. The Company's i2u products and services have only recently been launched and there can be no assurance that they will achieve broad consumer or commercial acceptance. The success of the Company's i2u products and services will depend upon the willingness of subscribers of the Company's broadband customers to pay monthly fees and installation costs of the Internet service, both of which will be set by local broadband operators. In addition, since a significant portion of the Company's future sales are expected to be transaction based, the success of the Company's i2u products and services may also be dependent upon the extent to which consumers and businesses conduct e-commerce. Accordingly, it is difficult to predict whether OSS' pricing model will prove to be viable, whether demand for the Company's products and services will materialize at the prices the Company expects the broadband operators to charge or whether current or future pricing levels will be sustainable. If such pricing levels are not achieved or sustained or if the Company's products and services do not achieve or sustain broad market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. OSS' ability to generate future sales will be dependent on a number of factors, many of which are beyond the Company's control, including, among others, the success of broadband operators in marketing Internet services to subscribers in their local areas, the extent that subscribers conduct online e-commerce transactions and the prices that the broadband operators set for Internet services. Because of the foregoing factors, among others, OSS is unable to forecast its sales with any degree of accuracy. There can also be no assurance that the Company will ever achieve profitability.

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

    Length of Sales Cycle. The decision to enter the Internet services provisioning business is often an enterprise-wide decision by prospective customers and may require the Company to engage in lengthy sales cycles. The pursuit of sales leads typically involves an analysis of the prospective customer's needs, preparation of a written proposal, and one or more presentations and contract negotiations. The Company often provides significant education to prospective customers regarding the use and benefits of Internet technologies and products. While the sales cycle varies from customer to customer, it typically has ranged from one to three months for i2u projects.
The sales cycle may also be subject to a prospective customer's budgetary constraints and internal acceptance reviews, over which the Company has little or no control. A significant portion of the Company's sales are expected to come from Internet access fees paid by subscribers of the Company's broadband operator customers and in connection with e-commerce transactions these subscribers conduct on the broadband operators' systems. OSS expects that it may take broadband operators several months or more to market and sell high-speed Internet access to their subscribers and that it will take even longer for these subscribers to conduct significant e-commerce transactions. For these reasons, OSS does not expect to realize significant sales, if at all, from these activities until a significant time after OSS has licensed its i2u products and services to broadband operators.

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

    Potential Fluctuations in Quarterly Results. As a result of the Company's limited operating history and the recent increased focus on its i2u products and services, the Company does not have historical financial data for a sufficient number of periods on which to base planned operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future sales and to a large extent are fixed. The Company typically operates with little backlog and the sales cycles for its products and services may vary significantly. As a result, quarterly sales and operating results generally depend on the volume and timing of and ability to close customer contracts within the quarter, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected sales shortfalls. Accordingly, any significant shortfall of demand for the Company's products and services in relation to the Company's expectations would have an immediate adverse effect on the Company's business, operating results and financial condition. In addition, since a significant portion of the Company's future sales are expected to be based on Internet access fees and e-commerce activities, OSS does not expect to realize significant sales, if at all, from these activities until a significant time after OSS has licensed its i2u products and services to broadband operators. Further, the Company plans to increase its operating expenses to fund product development and increase sales and marketing. To the extent that such expenses precede or are not subsequently followed by increased sales, the Company's business, operating results and financial condition will be materially adversely affected.

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

                                    PART II
                               OTHER INFORMATION

ITEMS 1, 3 and 5.  Not Applicable

ITEM 2.  Changes in Securities and Use of Proceeds

    On May 22, 1998, the Company sold 3,000 shares of its 5% Cumulative Convertible Preferred Stock, $1,000 stated value, to one investor for $3 million. EDI Securities, Inc. (formerly Cohig & Associates, Inc.) served as the placement agent for the offering and received a commission equal to 10% of the gross proceeds of the offering. See Note 7 of the Notes to Financial Statements for a description of the terms of the Preferred Stock. The securities were not registered under the Securities Act of 1933, as amended, based upon the exemption provided in Section 4(2) of such act and Regulation D promulgated thereunder. The securities were "restricted" securities as defined in Rule 144 promulgated by the Securities and Exchange Commission and were acquired for investment purposes. The certificates representing such securities contained restrictive legends. The securities are subject to demand registration rights.

ITEM 4.  Submission Of Matters to a Vote of Security Holders.

     The Company's 1998 Annual Meeting of Shareholders was held on July 30, 1998. At the meeting the following six persons were elected to serve as directors of the Company:

Name                             Vote FOR                 Vote withheld
------------------------------------------------------------------------

R. Steven Adams                  3,481,793                     9,705
William R. Cullen                3,481,793                     9,705
Robert M. Geller                 3,481,793                     9,705
Robert J. Lewis                  3,481,793                     9,705
Richard C. Jennewine             3,481,793                     9,705
Paul H. Spieker                  3,481,793                     9,705

    Shareholders also approved the following items: (i) an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of capital stock from 15,000,000 to 25,000,000 shares and to increase the number of authorized shares of common stock, no par value, from 10,000,000 to 20,000,000 shares--3,460,607 shares voting FOR such amendment, 22,285 shares voting against and 16,200 shares abstaining; (ii) the issuance of the Company's common stock in connection with the terms of the Company's Securities Purchase Agreement dated May 22, 1998, between the Company and Arrow Investors LLC-- 1,683,671 shares voting FOR approval, 20,135 shares voting against, 15,845 shares abstaining and 2,378,084 shares broker non-votes; (iii) the issuance of the Company's common stock in connection with an anticipated private offering of common stock--1,716,762 shares voting FOR approval, 21,235 shares voting against, 16,000 shares abstaining and 2,342,738 shares broker non-votes; (iv) an increase from 1,100,000 shares to 2,800,000 shares in the number of shares of common stock reserved for issuance pursuant to the Company's Stock Option Plan of 1995--1,701,188 shares voting FOR approval, 36,115 shares voting against, 16,360 shares abstaining and 2,343,072 shares broker non-votes; and (v) the approval of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1998--3,492,337 shares voting FOR, 4,900 voting against and 2,070 shares abstaining."

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits
             Exhibit 27 - Financial Data Schedule

        (b)  Reports on Form 8-K
             None

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ONLINE SYSTEM SERVICES, INC.



Date:  August 14, 1998                    By     /s/ Thomas S. Plunkett
                                                 --------------------------
                                                 Vice President and
                                                 Chief Financial Officer


                                                 /s/ Stuart J. Lucko
                                                 --------------------------
                                                 Controller