Form 10QSB
period 1998-09-30
ONLINE SYSTEM SERVICES INC
filed 1998-11-16
CIK 1011901

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of l934.

For the quarterly period ended September 30, 1998.
                               -------------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the transition period from ___________________ to _____________________.

Commission File Number   0-28462.
                       ----------

ONLINE SYSTEM SERVICES, INC.
----------------------------
(Exact name of registrant as specified in its charter)

COLORADO                                       84-1293864
---------------------------------------------------------
(State or other jurisdiction              I.R.S. Employer
of incorporation or organization       Identification No.)

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

[X]  YES  [_]  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of November 12, 1998, Registrant had 3,849,104 shares of common stock outstanding.

                         ONLINE SYSTEM SERVICES, INC.
                                     INDEX

                                                                                                     Page
                                                                                                     ----
Part I.  Financial Information

         Item 1. Unaudited Financial Statements

         Balance Sheets as of September 30, 1998 and December 31, 1997                                  3

         Statements of Operations for the three and nine months ended September 30, 1998 and 1997       4

         Statements of Stockholders' Equity for the nine months ended September 30, 1998                5

         Statements of Cash Flows for the nine months ended September 30, 1998 and 1997                 6

         Notes to Financial Statements                                                               7-12

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                         13-24

Part II. Other Information

         Item 1 to 3                                                                                   25
         and 5.   Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders                                  25

         Item 6.  Exhibits and Reports on Form 8-K                                                     25

Signatures                                                                                             26

                          ---------------------------

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

                          ---------------------------

                          PART I FINANCIAL INFORMATION

                          ITEM 1 FINANCIAL STATEMENTS

                          ONLINE SYSTEM SERVICES, INC.

                                 BALANCE SHEETS

                                  (UNAUDITED)

                                                                                       September 30,            December 31,
                                                                                           1998                     1997
                                                                                   -------------------       ----------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                                 $  705,394             $3,680,282
  Accounts receivable, net of allowance for doubtful accounts
      of $38,500 and $58,059, respectively                                                     370,967                701,330
  Accrued revenue receivables                                                                        -                143,543
  Note and accrued interest receivable                                                         805,320                      -
  Inventory, net                                                                                64,794                235,441
  Prepaid expenses                                                                             227,682                249,510
  Deferred assets                                                                              187,158                      -
  Short-term deposits                                                                          106,440                 77,372
                                                                                   -------------------       ----------------
      Total current assets                                                                   2,467,755              5,087,478

Equipment, net of accumulated depreciation
      of $638,267 and $354,371, respectively                                                 1,044,992              1,015,632

Capitalized software costs, net of accumulated amortization
      of $30,869 and $2,068, respectively                                                      375,003                122,029
Other assets                                                                                       562                101,352
                                                                                   -------------------       ----------------
                                                                                            $3,888,312             $6,326,491
                                                                                   ===================       ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                                             $    613,359            $   969,937
     Accrued salaries and taxes payable                                                        242,127                216,493
     Preferred dividend payable                                                                229,276                      -
     Current portion of capital leases payable                                                  14,281                 23,555
     Deferred revenue                                                                                -                  9,321
                                                                                  --------------------       ----------------
         Total current liabilities                                                           1,099,043              1,219,306

Capital leases payable                                                                           7,027                    585

Stockholders' equity:
     Preferred stock, no par value, 5,000,000 shares authorized:
         Redeemable, convertible preferred stock, 10% cumulative return;
            267,500 and 245,000 issued and outstanding, respectively                         2,946,213              1,483,282
         Redeemable, convertible preferred stock, 5% cumulative return;
            1,925 and none issued and outstanding, respectively                              1,925,000                      -
     Common stock; no par value, 20,000,000 shares authorized,
            3,660,386 and 3,315,494 shares issued and outstanding, respectively             11,069,986              8,635,075
                                                                                  --------------------       ----------------
     Accumulated  deficit                                                                  (13,158,957)            (5,011,757)
                                                                                  --------------------       ----------------
         Total stockholders' equity                                                          2,782,242              5,106,600
                                                                                  --------------------       ----------------
                                                                                          $  3,888,312            $ 6,326,491
                                                                                  ====================       ================

 The accompanying notes to financial statements are an integral part of these balance sheets.

                         ONLINE SYSTEM SERVICES, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                Three Months Ended              Nine Months Ended
                                                                   September 30,                  September 30,
                                                          ----------------------------     ---------------------------
                                                                1998           1997            1998            1997
                                                          -------------     ----------     -----------     -----------
Net sales:
     Service sales                                          $   120,409     $  481,415     $   318,800     $ 1,357,621
     Hardware and software sales                                 87,434        249,261         917,090         538,224
                                                          -------------     ----------     -----------     -----------
                                                                207,843        730,676       1,235,890       1,895,845
Cost of sales:
     Cost of services                                           103,034        268,137         250,472         803,712
     Cost of hardware and software                               74,541        217,564         755,476         461,620
                                                          -------------     ----------     -----------     -----------
                                                                177,575        485,701       1,005,948       1,265,332
                                                          -------------     ----------     -----------     -----------
     Gross margin                                                30,268        244,975         229,942         630,513
                                                          -------------     ----------     -----------     -----------
Operating expenses:
     New market start-up expenses                               209,550              -         555,819               -
     Sales and marketing expenses                               456,066        262,181       1,240,315         793,453
     Product development expenses                               484,017        277,221         837,587         716,722
     General and administrative expenses                        903,710        463,433       2,607,544       1,205,179
     Depreciation and amortization                              111,478         40,778         312,825         116,116
                                                          -------------     ----------     -----------     -----------
                                                              2,164,821      1,043,613       5,554,090       2,831,470
                                                          -------------     ----------     -----------     -----------
     Loss from operations                                    (2,134,553)      (798,638)     (5,324,148)     (2,200,957)
Interest income, net                                             43,342         39,969         105,756         149,592
                                                          -------------     ----------     -----------     -----------
Net loss                                                     (2,091,211)      (758,669)     (5,218,392)     (2,051,365)
Preferred stock dividends                                       100,635              -         243,619               -
Accretion of preferred stock to redemption value              1,691,209              -       2,685,189               -
                                                          -------------     ----------     -----------     -----------
Net loss available to common stockholders                   $(3,883,055)    $ (758,669)    $(8,147,200)    $(2,051,365)
                                                          =============     ==========     ===========     ===========
Loss per share, basic and diluted                                $(1.09)        $(0.24)         $(2.37)         $(0.64)
                                                          =============     ==========     ===========     ===========
Weighted average shares outstanding                           3,566,951      3,195,175       3,436,922       3,184,431
                                                          =============     ==========     ===========     ===========



  The accompanying notes to financial statements are an integral part of these statements.

                          ONLINE SYSTEM SERVICES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND THE YEAR ENDED DECEMBER 31,
                                      1997
                                  (UNAUDITED)

                                               5% Preferred Stock           10% Preferred Stock             Common Stock
                                           --------------------------   ---------------------------    -------------------------
                                             Shares         Amount        Shares           Amount        Shares         Amount
                                           ----------    ------------   ---------       -----------    ----------    -----------
Balances, December 31, 1996                         -    $          -           -       $         -     3,162,545    $ 7,953,665

Stock issued in conjunction with private
 placement-
 10% Preferred stock issued                         -               -     245,000         2,198,875             -              -
 Common stock issued                                -               -           -                 -        61,250        251,125
 Less offering costs                                -               -           -          (280,629)            -        (32,050)
 Guaranteed return on preferred stock               -               -           -          (434,964)            -        434,964
Exercises of stock options and warrants             -               -           -                 -        91,699         65,611
Repurchase of option to buy common stock            -               -           -                 -             -        (75,000)
Stock options issued for services                   -               -           -                 -             -         36,760
Stock subscriptions receivable                      -               -           -                 -             -              -
Net loss                                            -               -           -                 -             -              -
                                           ----------    ------------   ---------       -----------    ----------    -----------
Balances, December 31, 1997                         -               -     245,000         1,483,282     3,315,494      8,635,075

Stock issued in conjunction with private
 placement-
 5% Preferred stock (unaudited)                 3,000       2,806,000           -                 -             -              -
 Common stock warrants (unaudited)                  -               -           -                 -             -        194,000
 Less offering costs (unaudited)                    -        (481,930)          -                 -             -        (33,320)
 Warrants issued for placement fee
  (unaudited)                                       -               -           -                 -             -        194,000
 Guaranteed return on 5% preferred stock
  (unaudited)                                       -        (662,791)          -                 -             -        662,791
Stock issued in conjunction with private
 placement-
 10% Preferred stock (unaudited)                    -               -      22,500           196,031             -              -
 Common stock (unaudited)                           -               -           -                 -         5,625         28,969
 Less offering costs (unaudited)                    -               -           -           (23,318)            -         (3,446)
 Guaranteed return on 10% preferred stock
  (unaudited)                                       -               -           -           (56,250)            -         56,250
Preferred stock and dividends converted to
 common stock (unaudited)                      (1,075)     (1,075,000)          -                 -       186,503      1,089,343
Exercises of stock options and warrants
 (unaudited)                                        -               -           -                 -       152,764        212,783
Accretion of preferred stock to redemption
 (unaudited)                                        -       1,338,721           -         1,346,468             -              -
Stock options issued for services (unaudited)       -               -           -                 -             -         33,541
Net loss available to common stockholders for
 the nine months ended September 30, 1998
 (unaudited)                                        -               -           -                 -             -              -
                                           ----------    ------------   ---------       -----------    ----------    -----------
Balances, September 30, 1998 (unaudited)        1,925    $  1,925,000     267,500       $ 2,946,213     3,660,386    $11,069,986
                                           ==========    ============   =========       ===========    ==========    ===========

                                                      Stock
                                                  Subscriptions      Accumulated     Stockholders'
                                                   Receivable          Deficit          Equity
                                                  -------------      -----------     -------------
Balances, December 31, 1996                       $        (586)     $(3,660,386)    $   6,316,601

Stock issued in conjunction with private
 placement-
 10% Preferred stock issued                                   -                -         2,198,875
 Common stock issued                                          -                -           251,125
 Less offering costs                                          -                -          (312,679)
 Guaranteed return on preferred stock                         -                -                 -
Exercises of stock options and warrants                       -                -            65,611
Repurchase of option to buy common stock                      -                -           (75,000)
Stock options issued for services                             -                -            36,760
Stock subscriptions receivable                              586                -               586
Net loss                                                      -       (3,375,279)       (3,375,279)
                                                  -------------      -----------     -------------
Balances, December 31, 1997                                   -       (5,011,757)        5,106,600

Stock issued in conjunction with private
 placement-
 5% Preferred stock (unaudited)                               -                -         2,806,000
 Common stock warrants (unaudited)                            -                -           194,000
 Less offering costs (unaudited)                              -                -          (515,250)
 Warrants issued for placement fee
  (unaudited)                                                 -                -           194,000
 Guaranteed return on 5% preferred stock
  (unaudited)                                                 -                -                 -
Stock issued in conjunction with private
 placement-
 10% Preferred stock (unaudited)                              -                -           196,031
 Common stock (unaudited)                                     -                -            28,969
 Less offering costs (unaudited)                              -                -           (26,764)
 Guaranteed return on 10% preferred stock
  (unaudited)                                                 -                -                 -
Preferred stock converted to common stock
 (unaudited)                                                  -                -            14,343
Exercises of stock options and warrants
 (unaudited)                                                  -                -           212,783
Accretion of preferred stock to redemption
 (unaudited)                                                  -                -         2,685,189
Stock options issued for services (unaudited)                 -                -            33,541
Net loss available to common stockholders for
 the nine months ended September 30, 1998
 (unaudited)                                                  -       (8,147,200)       (8,147,200)
                                                  -------------     ------------     -------------
Balances, September 30, 1998 (unaudited)          $           -     $(13,158,957)    $   2,782,242
                                                  =============     ============     =============


  The accompanying notes to financial statements are an integral part of these statements.

                          ONLINE SYSTEM SERVICES, INC.

                            STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                            ------------------------------
                                                                                                1998             1997
                                                                                            ------------     -------------
Cash flows from operating activities:
    Net loss                                                                                 $(5,218,392)      $(2,051,365)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                            312,825           116,115
        Accrued interest income on advances to DCI                                               (31,387)                -
        Reduction in note receivable for services received from DCI                              290,251                 -
        Stock issued for services                                                                 33,541               586
    Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                                             330,363          (271,750)
          (Increase) decrease in accrued revenue receivables                                     143,543          (262,226)
          Decrease in inventory                                                                  170,647             5,732
          (Increase) decrease in prepaid expenses                                                 21,828          (118,308)
          Decrease in short-term deposits and other assets                                        71,595            60,953
          Increase (decrease) in accounts payable and accrued liabilities                       (356,578)          124,942
          Increase in accrued salaries and taxes payable                                          25,634            43,885
          Decrease in deferred revenue                                                            (9,321)          (33,095)
                                                                                          --------------    --------------
           Net cash used in operating activities                                              (4,215,451)       (2,384,531)
                                                                                          --------------    --------------
Cash flows from investing activities:
    Proceeds from short-term investments                                                               -         3,855,343
    Purchase of equipment                                                                       (294,506)         (482,324)
    Capitalized software development costs                                                      (281,775)                -
    Payment of deferred assets                                                                  (187,158)                -
    Cash advances to DCI                                                                      (1,064,184)                -
                                                                                          --------------    --------------
           Net cash provided by (used in) investing activities                                 1,827,623         3,373,019
                                                                                          --------------    --------------
Cash flows from financing activities:
    Payments on capital leases and notes payable                                                 (21,583)          (32,766)
    Proceeds from issuance of common stock                                                       241,752            33,888
    Purchase of option to buy common stock                                                             -           (75,000)
    Proceeds from issuance of 10% preferred stock                                                196,031                 -
    Proceeds from issuance of 5% preferred stock and warrants                                  3,000,000                 -
    Stock offering costs                                                                        (348,014)                -
                                                                                          --------------    --------------
           Net cash provided by (used in) financing activities                                 3,068,186           (73,878)
                                                                                          --------------    --------------
Net increase (decrease) in cash and cash equivalents                                          (2,974,888)          914,610

Cash and cash equivalents at beginning of period                                                                 1,645,163
                                                                                          --------------    --------------
Cash and cash equivalents at end of period                                                   $   705,394       $ 2,559,773
                                                                                          ==============    ==============

  The accompanying notes to financial statements are an integral part of these statements.

                          ONLINE SYSTEM SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

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

NOTE 2 - REVENUE RECOGNITION

     Revenue from Web site design and consulting fees is recognized on the percentage of completion method on an individual contract basis. Percentage complete is determined primarily based upon the ratio that labor costs incurred bear to total estimated labor costs. The Company's use of the percentage of completion method of revenue recognition requires estimates of the degree of project completion. To the extent these estimates prove to be inaccurate, the revenues and gross margin, if any, reported for periods during which work on the project is ongoing, may not accurately reflect the final results of the project, which can only be determined upon project completion. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. Amounts earned but not billed under development contracts are shown as accrued revenue receivables in the accompanying balance sheets. For consulting arrangements for short durations, the Company recognizes revenue as the services are performed based on hourly or daily rates, or upon completion of the services. Amounts invoiced but not earned are shown as deferred revenue in the accompanying balance sheets.

     Revenue from hardware and software sales is recognized upon shipment provided that the Company has no significant remaining obligations, the evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from maintenance fees, training courses and Internet access fees are recognized as the services are performed. License fees are recognized when the Company has no further material obligations.

     During 1998, the Company changed its business model to become more reliant on royalty revenue from the use of its products and services. In general, the Company will be paid a royalty when the subscriber of a customer of the Company's i2u software and hardware product accesses such products. Revenue sharing and other transactional royalty revenue will be recorded as earned by the Company.

     Estimates of returns and allowances are recorded in the period of the sale based on the Company's historical experience and the terms of individual transactions.

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

     Amortization of capitalized software development costs is computed using the greater of the straight-line method or the product's estimated useful life, generally five years, or based on relative current revenue. The Company has used the straight-line method to amortize such capitalized costs, and recorded $28,801 and $10,430 of amortization expense in the nine and three months ended September 30, 1998, respectively.

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

NOTE 4 - CONCENTRATION OF CREDIT RISK

     The Company has no significant off balance-sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. In addition, the Company maintains the majority of its cash with financial institutions in the form of demand deposits, and denominates the majority of its transactions in U.S. dollars. At September 30, 1998, the Company had contracted with an Argentine company to provide ongoing technical support to one of the Company's customers. The payment for these services is denominated in Argentine pesos.

     The Company performs ongoing evaluations of its customers' financial condition and generally does not require collateral, except for billings in advance of work performed. The Company's accounts receivable balances are primarily domestic.

NOTE 5 - NOTE RECEIVABLE

     In conjunction with the Merger Agreement (See Note 10) between the Company and Durand Communications, Inc. ("DCI"), the Company agreed to fund DCI's working capital requirements through the consummation of the merger and executed an unsecured working capital note with a stated interest rate of 10%. As of September 30, 1998, the Company loaned DCI $1,064,184 and recorded $31,387 of accrued interest receivable. In addition, OSS paid DCI $290,251 for services rendered in connection with the integration of DCI's CommunityWare(R) with OSS' i2u product offerings, the payment for such services was effected as a reduction in the note receivable. If the transaction is not approved by the stockholders, or is otherwise not completed, no assurances can be made that any amounts due from DCI will be collected.

NOTE 6 - INCOME TAXES

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

     At September 30, 1998, for income tax return purposes, the Company has approximately $13,100,000 of net operating loss carryforwards that expire at various dates through the year 2012. The net operating loss for tax purposes differs from that for financial reporting purposes due to differences in reporting certain transactions for income tax and financial reporting purposes. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

     The Company has determined that deferred tax assets resulting from the net operating loss carryforwards, as of September 30, 1998 and December 31, 1997, respectively, did not satisfy the realization criteria. Accordingly, a valuation allowance was recorded against the entire deferred tax asset. No other significant deferred tax assets or liabilities existed at September 30, 1998 or December 31, 1997.

     The difference between the expected statutory rate and the effective rate is primarily a result of the increase in the valuation allowance.

NOTE 7 - NET LOSS PER SHARE

     Net loss per share has been computed based upon the weighted average number of common shares outstanding.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." Under SFAS 128, primary earnings per share previously required under Accounting Principles Board No. 15 is replaced with basic earnings per share. Basic earnings per share is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding, excluding the dilution for any potentially dilutive securities. Fully diluted earnings per share as defined under Accounting Principles Board No. 15 is called diluted earnings per share under SFAS 128. Diluted earnings per share reflects the potential dilution assuming the issuance of common shares for all dilutive potential common shares outstanding during the period. As a result of the Company's net losses, all potentially dilutive securities, as indicated in the table below, would be anti-dilutive.

                                                Three and Nine Months Ended
                                                       September 30,
                                           ------------------------------------
                                                  1998                1997
                                           ----------------     ---------------

                Stock options                     1,306,816             987,909
                Warrants                            962,100             830,500
                5% preferred stock                  450,355                   -
                10% preferred stock                 691,976                   -
                                           ----------------     ---------------

                Total                             3,411,247           1,818,409
                                           ================     ===============

NOTE 8 - CONVERSION OF 5% PREFERRED STOCK

     During the three months ended September 30, 1998, 1,075 shares of the 5% preferred stock, including accrued dividends payable of $14,343, were converted into 186,503 shares of the Company's common stock at exercise prices ranging from approximately $4.43 to $8.87 as summarized in the following table:

                                           Number of Shares
                            ---------------------------------------------
                                5% Preferred                                        Common Stock
          Conversion Date           Stock                Common Stock        Conversion Price per Share
        ---------------------------------------     ---------------------    --------------------------
        July 30, 1998                       500                    56,907                         $8.87
        September 16, 1998                  250                    54,950                          4.62
        September 25, 1998                  325                    74,646                          4.43
                            -------------------     ---------------------

        Total                             1,075                   186,503
                            ===================     =====================

NOTE 9 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                             ----------------------------
                                                                                 1998            1997
                                                                            ------------      -----------
Cash paid for interest                                                        $    4,662       $      -
Supplemental schedule of non-cash investing and financing activities:
 Accretion of Preferred Stock to Redemption Value                             $2,685,189       $      -
 Preferred stock dividends                                                       243,619              -
 5% preferred stock and dividends converted to common stock                    1,089,343              -
 Stock issued for services                                                        33,541            586
 Stock issued for offering costs                                                 194,000              -
 Capital lease for equipment                                                      18,750              -
 Reduction of note receivable in exchange for services received                  290,251              -

NOTE 10 - PROPOSED BUSINESS COMBINATION

     On March 19, 1998, the Company entered into an Agreement and Plan of Merger with Durand Acquisition Corporation (a wholly owned subsidiary of the Company) and Durand Communications, Inc. ("DCI"). The Merger Agreement contemplates that the Company will acquire 100% of the outstanding common stock of DCI and in consideration therefore (i) will issue approximately 956,000 shares of the Company's common stock to the stockholders of DCI, (ii) reserve approximately 200,000 shares of the Company's common stock for issuance pursuant to exercise or conversion of options, warrants and convertible securities of DCI to be converted into similar securities of the Company, and (iii) will assume approximately $2,300,000 of liabilities of DCI. Located in Santa Barbara, California, DCI is a privately held company that develops and markets Internet "community" building tools and services, training in the use of these tools and services and on-line service for hosting these communities. DCI reported revenues of $545,353 (unaudited), of which $290,251 were sales to OSS, and incurred a net loss of $1,227,816 (unaudited) for the nine months ended September 30, 1998. For the twelve months ended December 31, 1997, DCI and an acquired company reported net sales of $740,739 and incurred net losses of $(2,867,973). At September 30, 1998, DCI had an accumulated deficit of $(8,061,004) (unaudited).

     This proposed business combination is subject to, among other things, approval of the Company's shareholders. The Company expects to complete the DCI acquisition in late December 1998.

     See Note 12 for discussion of the SkyConnect acquisition.

NOTE 11 - NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. It also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 may not be applied retroactively, and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company has not historically utilized such instruments and has no current plan to do so, and accordingly, management believes that the impact of SFAS No. 133 will not significantly affect its financial reporting.

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

     In June 1997, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The components of comprehensive income include net income and items that are currently reported directly as a component of shareholders' equity such as changes in foreign currency translation adjustments and changes in the fair value of available for sale financial instruments. The Company adopted SFAS 130 in the first quarter of 1998. As of September 30, 1998, the adoption has had no impact on the Company's financial statements.

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

NOTE 12 - SUBSEQUENT EVENTS

     Private Placement-

     On November 9, 1998, the Company completed a private placement for gross proceeds of $1,400,000 with an investor. The Company sold 1,400 shares of Series A 5% cumulative convertible redeemable preferred stock and warrants to purchase 140,000 shares of common stock. Net proceeds to the Company were approximately $1,287,000 after deducting approximately $113,000 in offering costs. The 140,000 common stock purchase warrants issued in the above private placement entitle the holders to purchase one share of the Company's common stock for a purchase price of $5.71 per share at any time during the five-year period commencing November 9, 1998. The preferred stock is convertible at the lesser of $5.71 per share or 80% of the market price of the Company's common stock (as defined) prior to conversion.

     Based on applicable current accounting standards, the Company estimates that it will be required to record a non-operating expense of approximately $1,190,000 during the fourth quarter of fiscal 1998 for accretion related to the above private placement.

     Common Share Stock Grant-

     On November 5, 1998, the Company executed a one year consulting agreement with a financial consulting firm to enhance Company activities in corporate finance, mergers and acquisitions, and public and investor relations. Under the terms of the agreement, the Company issued 350,000 restricted shares of its common stock valued at $1,540,000.

     Conversion of Preferred Stock-

     During October and November 1998, an investor converted 1,925 shares of the 5% cumulative convertible redeemable preferred stock. The preferred stock, including accrued dividends payable of $44,791, was converted into 440,793 shares of the Company's common stock at a price per share ranging from approximately $3.28 to $4.83.

     During November 1998, an investor converted 10,000 shares of the 10% cumulative convertible redeemable preferred stock. The preferred stock, including accrued dividends payable of $8,411, was converted into 29,321 shares of the Company's common stock at a price per share of approximately $3.64 for the preferred stock to common stock conversion and approximately $4.55 for the dividends payable to common stock conversion.

     Proposed Business Combination-

     On June 9, 1998, the Company entered into an Agreement and Plan of Merger with Skyconnect Acquisition Corporation (a wholly owned subsidiary of the Company) and Skyconnect, Inc.. On November 6, 1998, the Company announced that this proposed acquisition had been terminated due to the decrease in the market price of the Company's common stock following the execution of the Agreement. This decline would have resulted in a lower valuation for the acquisition than originally contemplated. In addition, during November 1998, the Company expensed $72,200 in deferred asset costs associated with this proposed acquisition.

     Note Receivable-

     During October 1998, the Company advanced DCI an additional $102,000 for working capital purposes under terms pursuant to the working capital note (See
Note 5). It is the Company's intent to continue to fund DCI until the business combination is completed.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     To date, the Company has generated revenues through the sale of design and consulting services for Web site development, resale of software licenses, mark-ups on computer hardware and software sold to customers, maintenance fees charged to customers to maintain computer hardware and Web sites, license fees based on a percentage of revenues from the i2u products and services, training course fees, and monthly fees paid by customers for Internet access provided by the Company. The Company commenced sales in February 1995, and was in the development stage through December 31, 1995. The Company has incurred losses from operations since inception. At September 30, 1998, the Company had an accumulated deficit of $(13,158,957). The report of the Company's independent public accountants for the fiscal year ended December 31, 1997, contained a paragraph noting substantial doubt regarding the Company's ability to continue as a going concern.

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

     Each of these activities involved in varying degrees the establishment of online communities. As an outgrowth of the Company's BRG and CAA activities, and in recognition of the need to increase the availability of high-speed Internet access, the Company's focus during fiscal 1997 increasingly was on the development of online communities for broadband (high bandwidth or high data transmission capabilities) operators such as cable TV operators (wired and wireless). This focus has resulted in the introduction of the i2u products and services which include a wide range of online services which enable operators and operators' customers to generate online local content, create Web pages and conduct online commerce and a turnkey product and service package which provides the equipment, training and systems necessary for the broadband operator to become a fully operational ISP. OSS's revenues for the i2u products and services include payments for hardware, software licenses, training and other implementation services as well as a percentage of Internet access fees paid by subscribers of the Company's broadband operator customers and in connection with e-commerce transactions which these subscribers conduct on the broadband operator's systems. The Company intends to focus its future efforts primarily on its i2u products and services.

     During November 1997, the Company announced to its customers that it was terminating Web site development, maintenance and hosting activities and began to transition this business to other companies. OSS is ceasing Web site development activities which are not related to the development of products for its i2u products and services or do not involve the creation of online communities for particular businesses or information purposes. In addition, during October 1997, the Company licensed its MD Gateway Web site to Medical Education Collaborative ("MEC") and is no longer developing products for the healthcare market. In the future, revenues from the healthcare market are expected to be limited to license fees received from MEC in connection with the use of MD Gateway. Revenues for the businesses that the Company is no longer emphasizing represented $1,043,481 of the Company's revenues during the nine months ended September 30, 1997, representing 55% of the total revenues for such period. For the nine months ended September 30, 1998, revenues from these activities were insignificant.

     During the second quarter of fiscal 1998, the Company implemented a new pricing structure for its i2u products and services whereby the Company supplies the equipment and services and the operator provides the infrastructure and channel for distribution of high-speed Internet access services. This new structure results in a lower front-end cost for the operator, in consideration for which the Company expects to receive a higher percentage of access and transaction fees received from the broadband operator's subscribers. The Company will require additional working capital and will realize substantially lower initial revenues in connection with the sale of its i2u products and services, as the Company will, under this new structure, be providing the equipment and services instead of selling them to the operators. The Company expects that this pricing strategy will result in higher revenues in the future as the broadband operator's Internet subscriber base grows. In addition, the Company intends to increase its capital expenditures and operating expenses in order to expand its i2u products and services to support additional broadband operators in future markets and to market and provide the Company's products and services to a growing number of potential subscribers of the broadband operators who partner with the Company. As a result, OSS expects to incur additional substantial operating and net losses during the balance of fiscal 1998 and for one or more fiscal years thereafter. There can be no assurance that such expenditures will result in increased revenue and/or customers. See Liquidity and Capital Resources for further discussion on proposed future financing activities.

     On November 5, 1998, the Company executed a consulting agreement with a financial consulting firm to enhance Company activities in corporate finance, mergers and acquisitions, and public and investor relations. As a result of this transaction, the Company's general and administrative expenses for the fourth quarter of fiscal 1998 will be increased by $1,540,000.

     Based on applicable current accounting standards, the Company estimates that it will be required to record a non-operating expense of approximately $1,380,000 during fiscal 1998 in connection with the private placement of $2,675,000 of the Company's 10% preferred stock which occurred during December 1997 and March 1998. Additional non-operating expenses of approximately $1,340,000 and $1,190,000 will be charged to earnings in connection with the private placement of $3,000,000 of the Company's 5% preferred stock during May 1998 and $1,400,000 of the Company's Series A preferred stock during November 1998, respectively. While these charges will not affect the Company's operating loss or working capital, they will result in a decrease in the Company's net income available to common stockholders during 1998 totaling approximately $3,900,000. Additionally, the Company will record a non-cash charge for preferred stock dividends during 1998.

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

                                                         Three Months Ended                       Nine Months Ended
                                                            September 30,                           September 30,
                                                ------------------------------------      ----------------------------------
                                                      1998                 1997                 1998                 1997
                                                ---------------      ---------------      ---------------     --------------
Net sales:
 Service sales                                             57.9%                65.9%                25.8%              71.6%
 Hardware and software sales                               42.1%                34.1%                74.2%              28.4%
                                                ---------------      ---------------      ---------------     --------------
   Total net sales                                        100.0%               100.0%               100.0%             100.0%

Cost of sales:
 Cost of services                                          85.6%                55.7%                78.6%              59.2%
 (as percentage of service sales)
 Cost of hardware and software                             85.3%                87.3%                82.4%              85.8%
 (as percentage of hardware and software sales)
                                                ---------------      ---------------      ---------------      -------------
   Total cost of sales                                     85.4%                66.5%                81.4%              66.7%

Gross margin                                               14.6%                33.5%                18.6%              33.3%
                                                ---------------      ---------------      ---------------      -------------
Operating expenses:
 New market start-up expenses                             100.8%                   -                 45.0%                 -
 Sales and marketing expenses                             219.4%                35.9%               100.3%              41.9%
 Product development expenses                             232.9%                37.9%                67.8%              37.8%
 General and administrative expenses                      434.9%                63.4%               211.0%              63.6%
 Depreciation and amortization expenses                    53.6%                 5.6%                25.3%               6.1%
                                                ---------------      ---------------      ---------------      -------------
       Total operating expenses                          1041.6%               142.8%               449.4%             149.4%

Loss from operations                                   (1027.0)%             (109.3)%             (430.8)%           (116.1)%
                                                ---------------      ---------------      ---------------      -------------
Net loss                                               (1006.2)%             (103.8)%             (422.2)%           (108.2)%

Preferred stock dividends                                  48.4%                   -                 19.7%                 -
Accretion of preferred stock to redemption value          813.7%                   -                217.3%                 -
                                                ---------------      ---------------      ---------------      -------------
Net loss available to common stockholders              (1868.3)%             (103.8)%             (659.2)%           (108.2)%
                                                ===============      ===============      ===============      =============

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Net sales for the three months ended September 30, 1998 totaled $207,843, including $120,409 for service sales and $87,434 for hardware and software sales. Net sales for the nine months ended September 30, 1998 totaled $1,235,890, including $318,800 for service sales and $917,090 for hardware and software sales. This represents a decrease of 71.6% and 34.8% below net sales for the 1997 three-and-nine-month periods, respectively. For the three and nine months ended September 30, 1998, the Company had three and four customers, respectively, representing 71% and 76%, respectively, of sales. Three customers represented 15% and 10% of net sales for the 1997 three-and-nine-month periods, respectively. The decreases in sales for the 1998 periods compared to the 1997 periods, were due to the discontinuance of the Company's Web site development, maintenance and hosting activities during the fourth quarter of fiscal 1997 and due to the Company's pricing structure. During the second quarter of 1998, the Company implemented a new pricing structure for its i2u products and services whereby the Company supplies the equipment and services and the customer is not required to pay any fees upon the delivery of such equipment and services. This structure results in a lower front-end cost for the operator and lower initial revenues for the Company, in consideration for which the Company expects to receive a higher percentage of access and transaction fees received from the broadband operators' subscribers. The Company's near-term revenues will be less as a result of the implementation of this new pricing strategy, but its future revenues should be higher as the subscriber base for Internet access for the Company's broadband operator customers grows.

     Cost of sales as a percentage of net sales was 85.4% for the 1998 three-month period and 66.5% for the comparable 1997 period. Cost of sales as a percentage of net sales was 81.4% for the 1998 nine-month period and 66.7% for the comparable 1997 period. The increase in cost of sales as a percent of net sales in the 1998 period reflect an increase in direct costs related to the Company's Internet connectivity segment coupled with decreasing revenues from that activity, as well as start-up costs associated with subscriber based sales activities which are related to royalty income. These increased costs were off-set by slightly higher margins on hardware and software sales due to equipment sales to non i2u customers.

     New market start-up costs consists of expenditures associated with developing markets for the Company's i2u products in association with its broadband operator customers. For the three months ended September 30, 1998, new market start-up costs were $209,550 or 100.8% of net sales and were $555,819 or 45.0% of net sales for the nine months ended September 30, 1998.

     Sales and marketing expenses were $456,066 for the three months ended September 30, 1998 and $262,181 for the similar 1997 period. Sales and marketing expenses as a percentage of net sales for the three-month periods increased from 35.9% in 1997 to 219.4% in 1998. Sales and marketing expenses were $1,240,315 for the nine months ended September 30, 1998 and $793,453 for the similar 1997 period. Sales and marketing expenses as a percentage of net sales for the nine-month periods increased from 41.9% in 1997 to 100.3% in 1998. The increase in dollars spent during the 1998 nine-month period was due to the hiring of new sales and marketing personnel and associated expenditures. During 1998, the Company also developed initial marketing materials, began lead generation activity and began to sell its i2u products and services.

    Product development expenses were $484,017 for the three months ended September 30, 1998, compared to $277,221 for the similar 1997 period. Product development expense as a percentage of net sales for the three-month period increased from 37.9% in 1997 to 232.9% in 1998. Product development expenses were $837,587 for the nine months ended September 30, 1998, compared to $716,722 for the similar 1997 period. Product development expense as a percentage of net sales for the nine-month period increased from 37.8% in 1997 to 67.8% in 1998. The Company capitalized $85,484 and $281,775 of development costs during the three-and-nine-month 1998 periods, respectively, related to the continued development of its i2u product offerings. Product development expenses during the 1998 nine-month period included the integration of the initial development of the Company's i2u product and addition of wireless cable capabilities and the integration of DCI's CommunityWare(R) with OSS' i2u product offerings. Product development expenses are expected to continue to increase during 1998 and 1999 as the Company continues to develop the i2u and e-commerce products and services.

    General and administrative expenses were $903,710 for the three months ended September 30, 1998, compared to $463,433 for the similar 1997 period. General and administrative expenses as a percentage of net sales for the three-month period increased from 63.4% in 1997 to 434.9% in 1998. General and administrative expenses were $2,607,544 for the nine months ended September 30, 1998, compared to $1,205,179 for the similar 1997 period. General and administrative expenses as a percentage of net sales for the nine-month period increased from 63.6% in 1997 to 211.0% in 1998. The dollar and percentage increases reflect the development of the Company's general and administrative infrastructure, including finance, accounting and business development capabilities. In addition, during the latter part of the first quarter in 1998, the Company incurred expenses and developed capabilities to enter into the international market for its i2u products and services.

    Depreciation and amortization expenses were $111,478 for the three months ended September 30, 1998, compared to $40,778 for the similar 1997 period. Depreciation and amortization expenses were $312,825 for the nine months ended September 30, 1998, compared to $116,116 for the 1997 similar period. These increases reflect increases in fixed assets, including the e-banking systems, equipment to support i2u development and testing as well as to support the growth in the number of employees. The Company also recorded amortization expense in 1998 related to its i2u software.

    Interest income was $43,342 during the three-month period ended September 30, 1998, compared to $39,969 for the similar 1997 period. Interest income was $105,756 during the nine-month period ended September 30, 1998, compared to $149,592 for the similar 1997 period. The increase for the 1998 three-month period was due to interest income recorded on the note receivable, which totaled $15,987. The decrease for the 1998 nine-month period is due to utilization of the Company's cash reserves to fund its operations, off-set by interest income recorded on the note receivable, which totaled $31,387. The Company's cash equivalents and investments consist of corporate commercial paper.

    Net losses available to common stockholders were $(3,883,055) for the three-month period ended September 30, 1998 compared to $(758,669) for the similar 1997 period. Net losses available to common stockholders were $(8,147,200) for the nine-month period ended September 30, 1998 compared to $(2,051,365) for the 1997 period. These increases in losses reflect non-operating expenses for preferred stock dividends and accretion of preferred stock to redemption value of $100,635 and $1,691,209, respectively, for the three-month period ended September 30, 1998, and $243,619 and $2,685,189, respectively, for the nine-month period ended September 30, 1998. These non-operating expenses will continue during the balance of fiscal 1998. Additionally, the increases in losses reflect expenses in the marketing and sales, product development, and general and administrative areas that have increased at a faster rate than net sales. This is due to the time lag associated with product development, market introduction and the recognition of revenues from these activities as well as the long sales cycle for most of the Company's products and services. The Company expects to continue to experience increased operating expenses and capital investments during fiscal 1998 and 1999, as it continues to develop new product offerings and the infrastructure required to support its anticipated growth. The Company believes that, initially, these expenses will be greater than increases in net sales. The Company expects to report operating and net losses for the fourth quarter of fiscal 1998 and for one or more fiscal years thereafter.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1998, the Company had cash and cash equivalents of $705,394 and working capital of $1,368,712. The Company has financed its operations and capital equipment expenditures through a combination of public and private sales of preferred and common stock, issuing common stock for services, lease financing, short-term loans and the utilization of trade payables. During the nine months ended September 30, 1998, the Company completed private placements of 22,500 shares of 10% cumulative convertible redeemable preferred stock, stated value $10.00 per share, and 3,000 shares of 5% cumulative convertible redeemable preferred stock, stated value $1,000 per share, which resulted in net proceeds to the Company of $198,236 and $2,678,750, respectively. Subsequent to the end of the third quarter of fiscal 1998, the Company completed a private placement of 1,400 shares of Series A redeemable convertible 5% cumulative preferred stock with a stated value of $1,000 per share, which resulted in net proceeds to the Company of $1,287,000.

    During the nine months ended September 30, 1998, the Company purchased $294,506 of fixed assets. These purchases were primarily computer equipment, communications equipment, cable modems and software necessary to develop and demonstrate the recently introduced i2u products as well as office furniture and the installation of new accounting software. In anticipation of future growth, the Company expects to invest a minimum of $300,000 during the balance of fiscal 1998 to purchase additional computer equipment, software and office equipment.

     Accounts receivable balances decreased from $701,330 at December 31, 1997 to $370,967 at September 30, 1998, due to in part to the implementation of the Company's new pricing structure for its i2u products and services and the collection of receivables from sales recorded in the fourth quarter of 1997. The Company utilizes the percentage of completion method of revenue recognition for its Web services in which an asset is recorded for revenue earned but not billed. During the nine months ended September 30, 1998, the Company billed the remaining accrued revenue receivable resulting in a reduction of $143,543 from the December 31, 1997 balance. The Company's hardware and software inventory of $64,794 at September 30, 1998 decreased from $235,441 at December 31, 1997, and consists of software licenses and computer hardware purchased by the Company for resale.

     Prepaid expenses decreased to $227,682 at September 30, 1998, from $249,510 at December 31, 1997, primarily due to receipt of inventory that was prepaid during December 1997. The major portion of the remaining balance consists of a software license, insurance, and advertising expected to be utilized in the next several months. Deferred assets represent costs incurred in connection with the proposed mergers. The $187,158 balance at September 30, 1998 is comprised of legal fees and accounting fees. Trade accounts payable and accrued liabilities at September 30, 1998, decreased to $613,359 from $969,937 at December 31, 1997, primarily due to a reduction in payables for equipment purchased to support inventory requirements for sales at the end of the December 31, 1997 period and sales that were anticipated for the early part of the March 31, 1998 period.

     The Company believes that its cash and cash equivalents and working capital at September 30, 1998, plus the net proceeds of the offerings of preferred stock that were completed during the first eleven months of 1998 will be adequate to sustain operations through December 1998. In connection with the private placement of the Series A preferred stock, the Company terminated the previously discussed arrangement with a placement agent for an offering of its securities. The Company is currently discussing the possibility of a private sale of its securities to certain institutional investors. The Company estimates that it needs to raise at least $15 million through equity, debt or other external financing, to implement its business development plan, approximately $8 million which would be required in fiscal 1999. There can be no assurances that the Company will be able to complete such offerings in amounts required by the Company or upon terms acceptable to the Company. There is no assurance that any additional capital resources, which the Company may need, will be available when required, or, if available, available on terms acceptable to the Company.

     If financing can not be arranged, the Company would consider scaling back operations, seeking strategic alliances, or other similar actions to allow the Company to continue operating. Year 2000 Compliance Disclosure

YEAR 2000 COMPLIANCE DISCLOSURE

     The Year 2000 issue involves the potential for system and processing failures of date-related data resulting from computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that contain time-sensitive software may recognize a date using two digits of "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar ordinary business activities.

     OSS believes that its internal software and hardware systems will function properly with respect to dates in the year 2000 and thereafter and has completed its internal IT and non-IT assessment. The Company expects to incur no significant costs in the future for Year 2000 problems. Nonetheless, there can be no assurance in this regard until such systems are operational in the Year 2000. The Company is in the process of contacting all of its significant suppliers to determine the extent to which the Company's systems are vulnerable to those third parties' failure to make their own systems Year 2000 compliant. The Company expects to have completed this review by the second quarter of fiscal 1999. In the event any of the suppliers or vendors prove not to be Year 2000 compliant, without significant delay or expense. However, if substantially all of the Company's suppliers and vendors prove not to be Year 2000 compliant and if the Company experiences difficulties in finding replacement vendors, then, as a result, the Company's business could be materially adversely affected. The failures to correct material Year 2000 problems by the Company's suppliers and vendors could result in an interruption in, or a failure of, certain normal business activities or operations of the Company. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting from the uncertainty of the Year 2000 readiness of third-party suppliers and vendors and of the Company's customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Limited Operating History; Accumulated Losses. We were founded in March 1994, commenced sales in February 1995 and were in the development stage through December 31, 1995. DCI was founded in 1993. Accordingly, we have only a limited operating history upon which you can base your evaluation of ours and DCI's prospects. In conducting your evaluation, you should consider our prospects, including the prospects of DCI, in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as the Internet market. These risks include our ability to respond to competitive developments, our ability to continue to attract, retain and motivate qualified persons, and our ability to continue to upgrade and commercialize our products and services. There is no assurance that we will be successful in addressing these and other risks. Economic and market conditions over which we have no control may also significantly affect our business. We have incurred net losses since inception totaling $(13,158,957) through September 30, 1998. DCI has incurred net losses since its formation totaling $(8,061,004) through September 30, 1998.

    ADDITIONAL ANTICIPATED LOSSES. We currently intend to increase our capital expenditures and operating expenses in order to expand the functionality and performance of our i2u products and services, support additional subscribers of our ISP customers in future markets, and market and provide our products and services to a growing number of potential subscribers. In addition, we adopted a new pricing structure in the second quarter of 1998 which will provide our products and services to broadband operators, including the equipment required for the operator to provide high-speed Internet access to its subscribers, at no initial charge to the operator in return for a percentage of the operator's future Internet access and e-commerce transaction fees. This new pricing structure will increase our costs and lower our revenues at the time that we sell our i2u products and services to broadband operators. As a result of our increased capital expenditures and operating expenses and our new pricing structure, we expect to incur additional substantial operating and net losses for the balance of fiscal 1998 and for one or more fiscal years thereafter.

    Furthermore, if we complete the DCI acquisition, we will incur additional losses for the fiscal year in which the acquisition occurs (currently anticipated to be fiscal 1998). These losses will occur because accounting rules require us to recognize as a loss in the fiscal period in which the acquisition is consummated that portion of the purchase price for DCI which we allocate to in-process research and development. We expect to allocate approximately $1.4 million to in-process research and development. In addition, if the DCI acquisition is completed, we will record goodwill and other intangible assets estimated to be approximately $4.6 million which we will amortize over their estimated useful life of three years. The amortization of the goodwill and these other intangible assets will increase our expenses by an estimated $64,000 for fiscal 1998, an estimated $1,544,000 for fiscal 1999 and 2000 and an estimated $1,480,000 for fiscal 2001. Further, since CommunityWare, DCI's primary product offering, will be integrated into our i2u product offering and not, at least initially, marketed separately, we do not expect our acquisition of DCI to result in an immediate improvement in our results of operations. There can be no assurance that the acquisition of DCI, if completed, will ever make a positive contribution to our results of operations. The final determination of the value of consideration issued by OSS and the liabilities assumed will be made at the effective time of the Merger. Accordingly, the determination of the total purchase price, liabilities assumed and the allocations may change significantly from the amounts reflected above.

    If we do not complete the DCI acquisition, it is likely that we would have to write-off the note receivable of $805,320 at September 30, 1998, which would increase our losses.

    INCREASED NEED FOR WORKING CAPITAL. We believe that our present cash and cash equivalents and working capital will be adequate to sustain operations only through the balance of fiscal 1998. In addition, we expect the acquisition of DCI to increase our monthly working capital needs by approximately $130,000 for at least the next 15 months. We estimate that we will need to raise approximately $15 million or more through equity, debt or other external financing, to fully implement our business development plan. Our estimate of our working capital needs may change due to factors some of which are outside of our control. There is no assurance that we will be able to raise funds in amounts required or upon acceptable terms. If we cannot raise funds when needed, we may be required to curtail or scale back our operations. These actions could have a material adverse effect on our business, financial condition, or results of operations. In its report accompanying the audited financial statements for the years ended December 31, 1997 and 1996, our auditor, Arthur Andersen LLP, expressed substantial doubt about our ability to continue as a going concern.

    UNCERTAINTY OF FUTURE PROFITABILITY. Our ability to become profitable in the future depends on the success of our i2u products and services in generating revenues. This success will depend upon, among other things, the willingness of subscribers of our broadband customers to pay the installation costs of Internet service and monthly Internet access fees, both of which will be set by our broadband customers. Furthermore, since we expect a significant portion of our future revenues to be based on advertising and e-commerce transactions conducted through our i2u products, this success will also depend upon the extent to which consumers and businesses use our i2u products and conduct e-commerce transactions and advertising utilizing our products. Our pricing model assumes that our broadband customers will share with us a percentage of their revenues generated by installation and Internet access fees (if we provide the access capability) and a percentage of their revenues generated by advertising and e-commerce conducted through our i2u products. Because of the new and evolving nature of the Internet, we cannot predict whether our pricing model will prove to be viable, whether demand for our products and services will materialize at the prices we expect broadband operators to charge, or whether current or future pricing levels will be sustainable. Our ability to generate future sales will be dependent on a number of factors, many of which are beyond our control, including, among others, the success of broadband operators in marketing Internet services to subscribers in their local areas, the extent that subscribers utilize our i2u products and conduct online e-commerce transactions and the prices that the broadband operators set for Internet services. Because of the foregoing factors, among others, we are unable to forecast our revenues with any degree of accuracy. We may never become or remain profitable.

    CABLE SYSTEM OPERATORS AFFILIATION WITH NATIONAL PROVIDERS. @Home Corporation and RoadRunner (the "National Providers") offer high-speed Internet access and related services to cable system operators. The National Providers historically have focused their activities on larger markets because they generally require cable system systems with two-way high speed data transmission to fully implement their high-speed Internet access programs. Approximately 68% of all cable system operators are affiliated with one of the National Providers. The terms of the agreements between the National Providers and their affiliated cable operators prevent affiliated cable operators from working with any person other than the National Providers to provide high-speed Internet access. Although we have designed our i2u products and services to be complementary to that of the National Providers, we have no assurance from the National Providers that they will permit their affiliated cable companies to work with us to provide high-speed Internet access in markets in which the National Providers are not currently providing high-speed Internet access. If the National Providers prohibit us from providing high-speed Internet access to these affiliated cable system providers, we would be able to provide the high-speed Internet access portion of our i2u product and service offering to only those broadband operators who are not affiliated with the National Providers. This would significantly reduce the size of the domestic market for our Internet access products and services. We do not believe that the affiliation agreements between the affiliated cable system operators and the National Providers limit our ability to partner with the affiliated cable system operators to provide the local content portion of our i2u product and services. Further, if any of the National Providers were to buy our existing customers, we are not sure if our products could continue to be used. There has been significant consolidation in the cable industry in recent periods.

    NEW AND UNCERTAIN MARKETS. The market for Internet products and services has only recently developed. Since this market is relatively new and because current and future competitors are likely to introduce competing Internet products and services, we cannot predict the rate at which the market will grow or at which new or increased competition will result in market saturation. If the Internet markets fail to grow, grow more slowly than we anticipate or become saturated with competitors, our business, including the businesses of DCI, operating results and financial condition will be materially adversely affected.

    DEPENDENCE ON BROADBAND OPERATORS. Certain of our services are dependent on the quality of the cable system infrastructure. Cable system operators have announced and have begun to implement major infrastructure upgrades in order to increase the capacity of their networks and to deploy two-way capability. These upgrades have placed a significant strain on the financial, managerial, operating and other resources of cable system operators, most of which are already significantly leveraged. Further, cable system operators must periodically renew their franchises with city, county, or state governments and, as a condition of obtaining such renewal, may have to meet certain conditions imposed by the issuing jurisdiction. These conditions may have the effect of causing the cable system operator to delay such upgrades. Although we provide Internet access services to cable system operators irrespective of their two-way capabilities, to the extent we provide Internet access services over cable systems to the home with a telephone line return path for data from the home, our services may not provide the high speed, quality of experience, and availability of certain applications, such as video conferencing, necessary to attract and retain subscribers to our Internet services. In addition, cable system operators are primarily concerned with increasing television programming capacity to compete with other modes of multi-channel entertainment delivery systems such as DBS and may, therefore, choose to roll-out set-top boxes that are incompatible with and do not support high-speed Internet access services, rather than to upgrade their network infrastructures as described above. The failure of cable system operators to complete these upgrades in a timely and satisfactory manner, or at all, would adversely affect the market for our products and services.

    We expect our contracts with cable system operators for our i2u turnkey products and services to have terms of up to five years. There can be no assurance that we will be able to renew any such contracts. Moreover, even if cable system operators renew these contracts, there can be no assurance that such renewals will be on terms satisfactory to the Company.

    Because subscribers to our Internet products and services will subscribe through a broadband operator, the broadband operator (and not us) will substantially control the customer relationship with the subscriber. Therefore, in addition to our business being subject to general economic and market conditions and factors relating to ISPs and online services specifically, the success and future growth of our business will also be subject to economic and other factors affecting our broadband operator partners.

    PRODUCT DEVELOPMENT; TECHNOLOGICAL CHANGE. Our future success will depend upon our ability to develop new products and services that meet changing customer requirements. The markets for our, and DCI's, products and services are characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new product and service introductions. We may not be able to successfully identify new product and service opportunities or develop and bring new products and services to market in a timely manner. Even if we are able to successfully identify, develop and introduce new products and services there is no assurance that a market for these products will materialize. Furthermore, products and services or technologies developed by others may render ours, and DCI's, products, services, and technologies noncompetitive or obsolete.

    GENERAL RISKS OF BUSINESS. We have formulated our business plans and strategies based on the rapidly increasing size of the Internet markets, our anticipated participation in those markets, and the estimated sales cycle, price and acceptance of our products and services. Although these assumptions are based on our best estimates, there is no assurance that our assumptions will prove to be correct. We have not commissioned or obtained any independent marketing studies, either with respect to our current business, or the business, products and technologies of DCI, nor are any such studies planned. Any future success that we might enjoy will depend upon many factors including some beyond our control or that we cannot predict at this time.

    SIGNIFICANT CONCENTRATION OF CUSTOMERS. Our customer base is highly concentrated among a limited number of large customers, primarily due to the fact that the cable television and telecommunications industries in the United States are dominated by a limited number of large companies. Except for geographically contiguous systems, our customer's do not experience significant economies of scale by purchasing additional systems from us. There is no assurance that we will be able to attract or retain major customers. The loss of, or reduction in demand for products or related services from, any of our major customers could have a material adverse effect on our business, operating results, cashflows and financial condition.

    INTENSE COMPETITION. The market for Internet products and services is highly competitive, and we expect this competition to intensify in the future. Many nationally known companies and regional and local companies across the country are involved in Internet applications and the number of competitors is growing. We also compete with broadband companies who are developing their own Internet access and content and with the internal departments of prospective customers who are retaining Internet-related activities in-house. Even if a prospective customer chooses to outsource its Internet-related activities, that customer may choose to outsource these activities to a company other than us.

    DCI's and our current and prospective competitors include many companies whose financial, technical, marketing and other resources are substantially greater than ours. Increased competition could result in significant price competition, which in turn could result in significant reductions in the average selling price of our products and services. In addition, increased competition could cause us to increase our spending on marketing, sales and product development. There is no assurance that we will be able to offset the effects of any such price reductions or increases in spending through an increase in the number of our customers, higher sales from enhanced services, cost reductions or otherwise. Therefore, any of these events could have a materially adverse effect on our financial condition and operating results. There is no assurance that we will have the financial resources, technical expertise or marketing, sales and support capabilities to compete successfully.

    LIMITED AVAILABILITY OF PROPRIETARY PROTECTION. We do not believe that our current products or services, or the products or services of DCI, are patentable. We rely on a combination of copyright, trade secret and trademark laws, and nondisclosure and other contractual provisions to protect our proprietary rights. Policing unauthorized use of proprietary systems and products is difficult and, while we are unable to determine the extent to which piracy of our software exists, we expect software piracy to be a persistent problem. In addition, the laws of some foreign countries do not protect software to the same extent as do the laws of the United States. There is no assurance that the steps we take to protect our proprietary rights will be adequate to prevent the imitation or unauthorized use of our proprietary rights. Even if the steps we take to protect our proprietary rights prove to be adequate, our competitors may develop products or technologies that are both non-infringing and substantially equivalent or superior to our products or technologies.

    LENGTH OF SALES CYCLE. The decision to enter the Internet services provisioning business is often an enterprise-wide decision by prospective customers and may require us to engage in lengthy sales cycles. Our pursuit of sales leads typically involves an analysis of our prospective customer's needs, preparation of a written proposal, one or more presentations and contract negotiations. We often provide significant education to prospective customers regarding the use and benefits of Internet technologies and products. While our sales cycle varies from customer to customer, it typically has ranged from one to six months for i2u projects. Our sales cycle may also be subject to a prospective customer's budgetary constraints and internal acceptance reviews, over which we have little or no control. A significant portion of our revenues are expected to come from Internet access fees paid by subscribers of our broadband operator customers and in connection with e-commerce transactions these subscribers conduct on the broadband operators' systems. We expect that it may take broadband operators several months or more to market and sell high-speed Internet access to their subscribers and that it will take even longer for these subscribers to conduct significant e-commerce transactions. For these reasons, we do not expect to realize significant revenues, if at all, from these activities until a significant time after we have licensed our i2u products and services to broadband operators.

    POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. As a result of our limited operating history and the recent increased focus on our i2u products and services, we do not have historical financial data for a sufficient number of periods on which to base planned operating expenses. Therefore, our expense levels are based in part on our expectations as to future sales and to a large extent are fixed. We typically operate with little backlog and the sales cycles for our products and services may vary significantly. As a result, our quarterly sales and operating results generally depend on the volume and timing of and the ability to close customer contracts within the quarter, which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected sales shortfalls. If we were unable to so adjust, any significant shortfall of demand for our products and services in relation to our expectations would have an immediate adverse effect on our business, operating results and financial condition. Further, we currently intend to increase our capital expenditures and operating expenses in order to fund product development and increase sales and marketing efforts. To the extent that such expenses precede or are not subsequently followed by increased sales, our business, operating results and financial condition will be materially adversely affected.

    DEPENDENCE ON KEY PERSONNEL; ABSENCE OF EMPLOYMENT AND NONCOMPETITION AGREEMENTS. We are highly dependent on the technical and management skills of our key employees, including in particular R. Steven Adams, our founder, President and Chief Executive Officer. The loss of Mr. Adams' services could have a material adverse effect on our business and operating results. We have not entered into employment agreements with Mr. Adams, or any of our other officers or employees. We do not maintain key person insurance for Mr. Adams or any other member of management. We generally enter into written nondisclosure and nonsolicitation agreements with our officers and employees which restrict the use and disclosure of proprietary information and the solicitation of customers for the purpose of selling competing products or services. Thus, if any of these officers or key employees left OSS, they could compete with us, so long as they did not solicit our customers. Any such competition could have a material adverse effect on our business.

    Our future success also depends in part on our ability to identify, hire and retain additional personnel, including key product development, sales, marketing, financial and executive personnel. Competition for such personnel is intense and there is no assurance that we can identify or hire additional qualified personnel. In addition, the success of the DCI Merger is highly dependent on the technical and management skills of Andre Durand, the founder, President and CEO of DCI. The loss of Mr. Durand's services could have a material adverse affect on the value of the DCI Merger. The DCI Merger is contingent on Mr. Durand entering into a three-year non-compete agreement with OSS.

    MANAGEMENT OF GROWTH. We have experienced, and expect to continue to experience, significant growth in the number of our employees, the scope of our operating and financial systems, and the geographic area of our operations, including the expansion of our international operations. In addition, as we expand our i2u products and services, we will need to hire additional employees who will be located at many widely separated offices, including international offices. Our ability to successfully manage any such growth will require us to continue to implement and improve our operational, financial and management information systems. In addition, this growth will result in new and increased responsibilities for existing management personnel and will require us to hire and train new management personnel. There can be no assurance that our management or other resources will be sufficient to manage any future growth in our business or that we will be able to implement in whole or in part our growth strategy and any failure to do so could have a material adverse effect on our operating results and financial condition.

    SECURITY RISKS. Our software and equipment are vulnerable to computer viruses or similar disruptive problems caused by our customers or other Internet users. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation in service to our customers. We have information technology insurance which provides limited coverage for losses caused by computer viruses, however, certain losses resulting from misuse of software or equipment by third parties or losses from computer viruses which exceed the liability limits under such insurance may not be protected. Although we attempt to limit our liability to customers for these types of risks through contractual provisions, there is no assurance that these limitations will be enforceable.

    DEPENDENCE ON THE INTERNET. The success of our business depends in large part upon a robust industry and infrastructure for providing Internet access and carrying Internet traffic and upon the widespread acceptance and use of electronic commerce over the Internet. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be a viable commercial marketplace. The inadequate or untimely development of the necessary infrastructure, such as a reliable network backbone and complementary products, will impede the development of the Internet as a viable commercial marketplace. There is no assurance that the infrastructure or complementary products necessary to make the Internet a viable commercial marketplace will be developed, or, if developed, that the Internet will become a viable commercial marketplace. If the necessary infrastructure or complementary products are not developed, or if the Internet does not become a viable commercial marketplace, our business, operating results and financial condition will be materially impaired.

    RISKS ASSOCIATED WITH INTERNATIONAL SALES. We have and our currently pursuing marketing opportunities in international markets. International sales are subject to a variety of risks, including difficulties in establishing and managing international distribution channels, obtaining export licensing, servicing and supporting overseas products and in translating the products' graphical user interfaces into foreign languages. International operations are subject to difficulties in collecting accounts receivable, staffing and managing personnel and enforcing intellectual property rights. Other factors that can also adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers and regulatory, economic or political changes in international markets.

    GOVERNMENT REGULATION. We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governmental organizations, and it is possible that a number of laws or regulations may be adopted with respect to the Internet relating to such issues as user privacy, user screening to prevent inappropriate uses of the Internet by, for example, minors or convicted criminals, taxation, infringement, pricing, content regulation, quality of products and services and intellectual property ownership and infringement. The adoption of any such laws or regulations may decrease the growth in the use of the Internet, which could in turn decrease the demand for our products and services, increase our cost of doing business, or otherwise have a material adverse effect on our business, results of operations and financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, trademark, trade secret, obscenity, libel and personal privacy is uncertain and developing. Our business, results of operations and financial condition could be materially adversely effected by any new legislation or regulation, or application or interpretation of existing laws to the Internet.

    PENDING ACQUISITION OF DCI; POSSIBLE DILUTION TO OSS SHAREHOLDERS CAUSED BY THE ACQUISITION. On March 19, 1998, we executed an Agreement and Plan of Merger pursuant to which we agreed to acquire DCI. We have filed a Proxy Statement/ Prospectus with the Securities and Exchange Commission relating to this acquisition, and we expect that the acquisition will be completed late in December 1998. The acquisition is subject to, among other things, approval by our shareholders and the shareholders of DCI. Although shareholders holding an excess of 50% of the outstanding shares of common stock of DCI have agreed to vote for the acquisition, we can offer no assurance that the acquisition will be completed. In the event that the DCI acquisition is not completed as proposed, DCI has agreed to license its CommunityWare product to us on at least as favorable terms as it licenses such product to others. As of the date of this report, we have loaned DCI approximately $1,153,000 to maintain its operations pending completion of the acquisition and have paid DCI approximately $395,000 for services rendered in connection with the integration of CommunityWare with our i2u products and services. If the DCI acquisition is not completed, DCI would not have the ability to repay our advances to them without obtaining significant additional working capital through the sale of its securities. In the event that the acquisition is not completed, our future operating results could be materially adversely affected.

    If the DCI acquisition is consummated, it will result in an increase in our outstanding shares of common stock by approximately 960,000 (approximately 28%). On a pro forma basis, we estimate that the issuance of such shares would have resulted in a decrease to our net book value per share as of September 30, 1998 from $0.76 (actual) to $1.13 (pro forma). In addition to issuing the shares of common stock, we will be required to reserve approximately 200,000 shares of our common stock for issuance upon exercise or conversion of outstanding options, warrants and convertible securities of OSS that will be issued in connection with the acquisition. There is no assurance that our results of operations will improve enough, if at all, as a result of the DCI acquisition, to offset possible future dilution which could occur to our shareholders as a result of the DCI acquisition if our operations achieve profitability.

    POSSIBLE VOLATILITY OF STOCK PRICES. The over-the-counter markets for securities such as our common stock historically have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in our industry and the investment markets generally, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our shares.

    RIGHTS TO ACQUIRE SHARES. As of the September 30, 1998, we have issued the following warrants and options to acquire shares of common stock: (i) options and warrants to purchase 1,300,667 shares of common stock upon exercise of options and warrants, exercisable at prices ranging from $0.50 to $15.00 per share, with a weighted average exercise price of approximately $5.21 per share,
(ii) warrants issued in connection with our initial public offering on May 23, 1996 (the "IPO Warrants") to purchase 634,150 shares upon exercise of the IPO Warrants at an exercise price of $9.00 per share, (iii) options issued to EBI Securities Corporation, the representative of the underwriters involved in such initial public offering (the "Representative's Option"), to purchase 106,700 shares upon exercise of the Representative's Option at a purchase price of $8.10 per share and (iv) the Representative's Option to purchase 106,700 IPO Warrants issuable upon exercise of the Representative's Option at a purchase price of $.001 per IPO Warrant. The IPO Warrants referred to in (iv) above entitle the holder thereof to purchase up to 53,350 shares upon exercise of such IPO Warrants at an exercise price of $9.00 per share. In addition to these warrants and options, an indeterminate number of shares of common stock were reserved for issuance upon conversion of outstanding shares of the Company's 10%, 5% and Series A Preferred Stock and we expect to reserve an additional 220,000 shares for issuance upon exercise or conversion of options, warrants and convertible securities to be issued in connection with the DCI acquisition. As of November 12, 1998 the holder of the 5% Preferred Stock had converted all outstanding shares of 5% Preferred Stock into 627,295 shares of common stock. The 10% Preferred Stock is convertible into shares of common stock at the lesser of $10 or 80% of the market value (as defined) of the common stock at the time of the conversion of such 10% Preferred Stock. The Series A Stock is convertible into shares of common stock at the lesser of $5.71 or 80% of the market value (as defined) of the common stock at the time of the conversion of such Series A Stock. Based on the market value for the common stock as of November 12, 1998, the 10% Preferred Stock and Series A Preferred Stock are convertible into approximately 639,310 and 274,254 shares, respectively, of common stock. The number of shares of common stock issuable upon conversion of the 10% and Series A Preferred Stock could increase significantly in the event that the market value for the common stock decreases in the future. During the terms of the outstanding options, warrants and convertible securities, the holders thereof will have the opportunity to profit from an increase in the market price of the common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the respective exercise or conversion price. The existence of such stock options, warrants and convertible securities may adversely affect the terms on which we can obtain additional financing, and you should expect the holders of such options or warrants to exercise or convert those securities at a time when we, in all likelihood, would be able to obtain additional capital by offering securities on terms more favorable to us than those provided by the exercise or conversion of such options or warrants.

    AFFECT OF ISSUANCE OF 10%, 5% AND SERIES A PREFERRED STOCK ON NET LOSS. Based on current accounting standards, we estimate that we will be required to record a non-operating expense of approximately $3,900,000 for the fiscal year ending December 31, 1998 as a result of the issuance of the 10%, 5% and Series A Preferred Stock. While these charges will not affect our operating loss or working capital during such period, they are expected to result in an increase of approximately $3,900,000 in the Company's net loss available to our holders of common stock for the fiscal year ending December 31, 1998.

                                    PART II
                               OTHER INFORMATION

Items 1 - 3 and 5. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

        The Company's 1998 Annual Meeting of Shareholders was held on July 30, 1998. Information pertaining to that meeting was reported in the June 30, 1998 10-QSB.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          Exhibit 1 - Articles Of Amendment Of Articles Of Incorporation
          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K
          None

                                  Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    ONLINE SYSTEM SERVICES, INC.



Date November 16, 1998                              By /s/ Thomas S. Plunkett
                                                       ----------------------
                                                       Vice President and
                                                       Chief Financial Officer


                                                       /s/ Stuart J. Lucko
                                                       -------------------
                                                       Controller