Form 10KSB
period 1998-12-31
ONLINE SYSTEM SERVICES INC
filed 1999-04-15
CIK 1011901

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                                 ANNUAL REPORT
                       PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                        Commission file number
          December 31, 1998                                  0-28462

                          ONLINE SYSTEM SERVICES, INC.
             (Exact name of registrant as specified in its charter)

           Colorado                                    84-1293864
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

1800 Glenarm Place, Suite 700, Denver, CO                  80202
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

   Registrant's revenues for fiscal year ended December 31, 1998: $1,584,380

   Aggregate market value of voting stock held by non-affiliates of registrant as of April 1, 1999: Approximately $80,349,587.

   Number of shares outstanding as of April 1, 1999: 5,600,465 shares of common stock, no par value, and 1,268,300 common stock purchase warrants. The Warrants expire on May 23, 1999 and represent the right to acquire 634,150 shares of registrant's common stock at a purchase price of $9.00 per share.

   Documents incorporated by reference:  None

                                     PART I
Item 1.  DESCRIPTION OF BUSINESS.

General

   OSS develops, markets and supports products and services that enable individuals and organizations to create and manage their own Internet Web presence and online communities. We have developed a proprietary suite of Web site development tools, known as WEBBbuilder and Portal Objects (formerly marketed under the i2u brand), which enables individuals and organizations to create their own personal/organizational portals. We have targeted the following market opportunities:

   . Community - Customized community and communication portals or start pages for broadband operators who provide Internet access.
   .  Consumer - Personal portals for individual Internet users.
   . Enterprise - Internet and Extranet services for businesses, associations and government institutions.
   . Education - Classroom applications for elementary and secondary schools, including parent/teacher communications, virtual campuses for colleges and universities and online classrooms for corporate training.
   . Financial Services - Online banking services for banks, credit unions and other financial institutions.

   Prior to the third quarter of 1997, our focus generally was on three markets: general Web site development, maintenance and hosting; rural or small market Internet service providers ("ISPs"); and healthcare information services and continuing medical education. Each of these activities involved, to varying degrees, the building of online communities and the development of tools and services to allow for the building of strategic and customized Web sites. As an outgrowth of these activities, since mid 1997, our business has evolved to the development of online communities and more recently, the development of personal and organizational portals.

   Underpinning the evolution of our products and services is our belief that the Internet is evolving from its origins as an information access and delivery tool to one that supports communications and community interactivity. The WEBBbuilder software includes sophisticated personal communications tools which allow users to establish, maintain and enhance online communications with others. These communications tools include:

   .  E-Mail services                   .  Virtual communities
   .  Chat                              .  Calendars
   .  Instant messaging                 .  Conferencing
   .  Newsletters                       .  Friends online

   There are many portals available to Internet users today. These portals categorize and organize the Internet to varying degrees, with the goal of helping individuals and organizations find valuable information on the Internet. We believe our personal/organizational portals can be differentiated from other portals in three key respects:

   . "Stay" not "start". Many traditional portals offer some level of personalization in order to attract and retain membership. These portals, or start pages, generally enable users to establish links to other Web sites, thereby serving as a springboard, taking users out and away from the portal site. Our products are designed to maximize personalization in order to retain attention and keep users on our network of hosted sites.

   . Easy personalization/customization. Our software allows users to select from a list of Portal Objects as well as general Internet content to create a personal Internet experience.

   . Interactive communications. Our software includes a full range of Internet communications capabilities that supports communications and interactivity.

   As part of our product enhancement efforts, we have agreed to acquire Durand Communications, Inc., a developer and marketer of Internet "community" building tools and services which allow users to set up their own password-protected virtual communities. DCI's CommunityWare product has been integrated into our suite of products and services. In March 1999, we completed the acquisition of a majority interest in NetIgnite 2, LLC. NetIgnite is applying emerging technologies to develop private-label Web-based services that allow directory publishers, search engines and ISPs to enhance end-user and advertiser value by facilitating data-driven comparison shopping and the development of business Web pages via telephone response systems. We expect NetIgnite's first products to be available around mid 1999.

Investment Considerations

     Investors should consider all of the information contained in this report including the factors discussed under "Item 1 Description of Business General, Competition and Factors That May Affect Future Results," and "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 7 Financial Statements" before making an investment decision with regard to our stock.

          Certain statements made in this report in the sections referenced above and elsewhere in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). These statements are subject to the safe harbor provisions of the Reform Act. Forward-looking statements may be identified by the use of the terminology such as "may," "will," "expect," "anticipate," "intend," "believe," "estimate," "should," or "continue" or the negatives thereof or other variations thereon or comparable terminology. To the extent that this report contains forward-looking statements regarding our financial condition, operating results, business prospects or any other aspect of our business, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated in the forward-looking statements. We have attempted to identify, in context, certain of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including entry of new competitors, ability to obtain sufficient financing to support our operations, progress in research and development activities, variations in costs that are beyond our control, adverse federal, state and local government regulation, unexpected costs, lower sales and net income (or higher net losses) than forecasted, price increases for equipment, inability to raise prices, failure to obtain new customers, the possible fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans, loss of key employees, and other specific risks that may be alluded to in this report.

The Internet

          The Internet is a global web of computer networks. Developed over 25 years ago, this "network of networks" allows any computer attached to the Internet to talk to any other using Internet protocols. Increased Internet use and the availability of powerful new tools for the development and distribution of Internet content have led to a proliferation of Internet based services, such as advertising, online magazines, specialized news feeds, interactive games, electronic commerce, electronic banking and educational and entertainment applications, that are increasingly incorporating multimedia information such as video and near-CD-quality audio clips. The Internet has the potential of becoming a platform through which consumers and businesses can easily access rich multimedia information for entertainment, communication, and the conduct of business, creating new sources of revenue for ISPs, advertisers, content providers and other businesses. However, multimedia content and other data-intensive applications require high bandwidth.

          Today, the average Internet user accesses the Internet via telephone connection. Telephone modems are edging toward 56 kilobits per second ("Kbps") transfer rates, but most current users are still using transfer rates of 28.8 Kbps. At these rates, to send an image filling a computer screen with a color photograph requires about 16 seconds. To download a 10 megabyte ("Mb") software file requires upwards of an hour or more. Despite the frustration of lengthy downloading, Internet and PC usage is growing rapidly. It is estimated that by the year 2002, 65% of U.S. households will have PCs and 34% of U.S. households will be online. (See eMarketer, March 1999 and Dataquest, February 1999.) Demand for high-speed Internet access is increasing due to the growing number of telecommuters, home businesses, home PCs, Internet-literate students entering the work place and an increase in the availability and complexity of multimedia.


                             [GRAPH APPEARS HERE]


          Several new technologies attempt to address the performance problems of the Internet. These include Integrated Services Digital Network ("ISDN") technology with data transmission speeds of 128 Kbps and Asymmetric Digital Subscriber Line ("ADSL") technology with peak data transmission speeds of 8.4 megabits per second ("Mbps"), both telecommunications based offerings. Wireless offerings include satellite-delivered approaches such as direct broadcast satellite ("DBS") which currently provide peak data transmission speeds of approximately 400 Kbps downstream (delivering information from Web sites) and rely on dial-up modems and the telephone network for upstream transmission ("telephone return") and multichannel multipoint distribution service ("MMDS") and local multipoint distribution service ("LMDS"). In recent years, cable system operators have been upgrading to hybrid fiber-coaxial cable infrastructure both to compete more effectively with DBS television providers, which offer a large number of television channels with digital audio and video, and to increase revenue by offering digital television, telephone and data transmission using cable modems through the upgraded infrastructure. In addition, new cable modems have been introduced which can be used with the cable infrastructure currently in place in most systems to provide data transmission speeds of 10 Mbps and more downstream and rely on dial-up telephone modems for upstream transmission ("hybrid access"). The following table demonstrates comparative data transmission speeds.

Comparative Data Transmission Speeds

------------------------------------------------------------------------------------------------
Time to Transmit a Single 1Mb Graphic Image (such as a high resolution color photograph)
Telephone Modem (28.8 Kbps)                         Approximately 5 minutes
ISDN (64 Kbps)                                      Approximately 2 minutes
Cable Modem (10 Mbps)                               Approximately 1 second
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Time to Transmit a 5Mb Audio/Video Clip (Approximately 1.5 minutes in length)
Telephone Modem (28.8 Kbps)                         Approximately 22 minutes
ISDN (64 Kbps)                                      Approximately 10 minutes
Cable Modem (10 Mbps)                               Approximately 4 seconds
------------------------------------------------------------------------------------------------

OSS Strategy


          Our products and services are designed to enhance the online experience by providing users with personalized web spaces and by enabling users to set up their own virtual online communities. By providing the products and services required for individuals, ISPs, businesses, educational institutions, associations and governmental bodies to establish and maintain online communities, we believe we can establish our products and services as unique channels for the distribution of Internet products, advertising and services. Our strategies to achieve our growth objectives include:

          Gain Early Market Share. We believe technological convergence is occurring rapidly in the areas of television, telecommunications, PC's and the Internet and that with improving data transmission speeds, the Internet will become the global communications medium enabling millions of people to share information and conduct business electronically. As multiple solutions to the data transmissions problem are developed, we believe that Internet users will increasingly use ISPs that can deliver high data transmission speeds. Of the various broadband operators, we believe that cable operators (wired and wireless) are in the best position to solve the data transmission speed problem the soonest, as they already have the infrastructure in place needed to drive high-speed Internet access at competitive rates. For this reason, we have developed product and service offerings specifically for cable television operators which permits the generation of Internet Web site content by individuals, local merchants and others. This product and service offering is intended to capitalize on the enhanced capabilities available through broadband access to the Internet and provides the operators with a local content start page and our software, including our personal and organizational portal services.

          Expand Product Offering. We believe that it is important to continually expand the functionality and performance of our product and service offerings. Underpinning the evolution of the WEBBbuilder platform is our belief that the Web is evolving from its origins as an information access and delivery tool to one that supports communication and community interactivity. By developing premium products and services, we believe we can enhance the user's online experience and foster loyalty among the user base. Product enhancements currently planned include:

          . Improved Communications Capabilities -- including Web-based e-mail, calendar, file management and task list functionality.

          . Settop Delivery -- modifications to enable users with settop devices (e.g., digital settops and WebTV) with Internet capability to display and interact with our portal services.

          . Video-based Advertising -- short and long form interactive advertising that can leverage consumer profile and Internet usage data to present targeted product information to users.

          . Premium Content -- developing product offerings such as archived television programming, low latency (fast paced, interactive) games and video conferencing which will be tailored to the high-speed connection afforded by broadband operators.

          . Training and Education -- products designed to use multimedia content to enhance computer-mediated learning.

          As part of our product enhancement efforts, we have agreed to acquire DCI, a developer and marketer of Internet "community" building tools and services which allow users to set up their own password-protected virtual communities. DCI's CommunityWare product has been integrated into our suite of products and services. During March we also acquired a majority interest in NetIgnite 2, LLC, a company developing private-label Web-based services that allow directory publishers, search engines and ISPs to enhance end-user and advertising value by facilitating data-driven comparison shopping and the development of business Web pages via telephone response systems.

          Leverage platform software. Our product development strategy also includes leveraging our core community building software technology to develop products for particular industries, companies, educational institutions, governmental institutions, markets or consumer needs. We have utilized our WEBBbuilder and Portal Object foundation software to develop products for our targeted markets and expect to continue to develop additional online products tailored to these markets.

          Aggregate Subscribers. We believe that the interactive and computer-based nature of the Internet makes it possible to offer highly sophisticated target marketing to individuals or groups of Internet users. The geographic areas served by ISP's, the community's online members, and the aggregation of members with similar interests across multiple communities all represent potential channels of distribution for Internet products, advertising and services. We have planned upgrades to our software which will permit the aggregation of community member profiles (collected as part of the registration process) as well as track and analyze site usage. We intend to offer community members the opportunity to receive product information (e-mail, electronic brochures, videos, etc.) of specific interest to them. It is our belief that these "addressable advertisements" will be an effective alternative to the current environment which inundates the average American consumer with several thousand media impressions per day, most of which are believed to be of little or no interest.

          Acquisitions. We intend to seek acquisition candidates that add immediate revenue, provide product or technology enhancements in one or more of our targeted markets or provide an existing customer base to increase advertising or e-commerce opportunities.

     Strategic Alliances. To enhance our products and services, accelerate our speed to market and to provide additional revenue-generating opportunities, we expect to enter into strategic agreements and partnerships with companies that can provide additional technologies, such as IP telephony and IPMulticast.

Products and Services

          Our WEBBbuilder product enables individuals and organizations to create their own personal or organizational portals. Individual and business users can begin with a defined template as a starting point. Then, by simply clicking, dragging and dropping specific capabilities onto their portal page, they can create their own personal or organizational portal. We are scheduled to deliver two product upgrades during 1999. Features to be included or enhanced in the June release include personal portals, commerce, Web-based e-mail, new message forums and new portal objects. Incorporated into WEBBbuilder with the product release scheduled for the fourth quarter of 1999 will be proprietary technology that will enable users to share a specific object that has pre-populated content. Essentially, the Shared WEBBspace technology will allow an individual or organization to grant permission to someone else to drop an already customized or populated object from one portal onto another, not as a link but as embedded content. Additional improvements scheduled for the fourth quarter release include enhanced personalization, customization and private-label capabilities. We also expect to begin integrating the NetIgnite technology with our WEBBbuilder technology during the fourth quarter of 1999 (see "Acquisition of NetIgnite").

          We provide various services designed to facilitate development of online communities and local/user-generated content. These services include:

          . Providing onsite launch specialists before and at the time the service is commenced;
          . Providing in-market regional or city managers to support local content development on an on-going basis for our Community products and services;
          . Developing and distributing marketing materials; and . Developing incentive programs for online moderators and promotional partners.

We intend to expand existing services and to develop additional community-building and support services.

          Our products and services, all of which utilize our WEBBbuilder software platform, are marketed under five product groupings: Community; Consumer; Enterprise; Education; and Financial Services. Revenue sources for each of these product groupings include license fees which may be based on a percentage of revenues derived by our customers through the use of our licensed-products and services; custom development and premium services fees; advertising; and transaction fees and fees based on e-commerce activities. To date, we have recognized application license fees for our Community products and services and custom development and application license fees for our Enterprise, Education and Financial products and services. In addition, for our Community products and services grouping, we have recognized revenues for the sale of equipment and for providing Internet access services for certain of our broadband operator customers. With our increasing focus on software-based products and services, we have elected to phase-out our Internet access products and services and do not expect revenues from these sources to be significant in the future. To date, we have not recognized any revenues in connection with our Consumer product grouping, nor have we received any fees from advertising or e-commerce activities. Generally, we do not expect to recognize any significant revenues from these activities until our user base and the user base of our business partners are large enough to attract advertisers and distribution partners.

          Community

          Content Software. Our Community software enables broadband operators and other communications companies to create complex Web sites where content itself is generated and updated by the people who use the Community Web site. Using very simple, on-screen templates, individuals and businesses can post information about their interests and services. Furthermore, by allowing users to participate in the development of the community, we believe users will develop "ownership" in the site and be more interested in using the site on an ongoing basis. The trend towards local content delivered via the Internet is significant. A study by New York City-based FIND/SVP predicts that in 1998 more than 24 million adults would use the Internet to obtain local news, sports, weather and yellow pages, and to locate community resources. The report concludes that, if successful, local online advertising revenues could rise to more than $500 million by the year 2000. Similarly, The Yankee Group forecasts $1.1 billion in online classifieds and local banner ads by the year 2000. Our content products and services include:

          Revenue Opportunities. We believe that high-value, useful local content offers the opportunity for additional revenue streams for us and our distribution partners. We and our ISP partners can obtain a valuable database on users including their interests, purchasing history and community Web site usage which can be used for highly-targeted marketing campaigns. This information, with the consent of the user, may be used by us and our ISP partners or sold to outside organizations and advertisers for their use.

          Our software ties the content of all of the user interactions within the community sites into electronic commerce opportunities and automatically serves banner advertising and direct purchasing opportunities to users based upon the local content they are viewing. In addition, areas within the site are available for sponsorship and offer merchants the ability to obtain a unique commercial presence. For example, a forum on commercial law and an accompanying weekly live chat group could be sponsored by a local law office or a forum on car repairs could be sponsored by an auto parts dealer. Sponsorship opportunities of this nature provide businesses with the ability to control both the media (content) and medium (advertising vehicle).

          Our software enables ISPs to offer premium services for a fee. Examples of such services include personalized URLs (Internet addresses), enhanced business and consumer Web pages, integrated personal communication tools and software and video content on a subscription or pay-per-use basis.

     Local Content Development Areas. Our current software provides five specific areas that generate local content:

          .  Personal home pages and communication tools;
          .  Business Web pages;
          .  Business directory listings;
          .  Community and events listings; and
          .  Online discussion forums.

     To use the community site, users must first complete an online registration. At this time the system collects detailed profile information about their interests and hobbies. In exchange for providing this information, users may create a free personal Web page. Using a template, the user can input text and chose from a variety of visuals to create their signature Web site. We believe this is a powerful incentive for registration, as having a personal Web site is attractive to many people. The data obtained from the online registration can then be used to develop a data-base marketing system for advertising and other revenue-generating activities.

     The system provides businesses with a low-cost means for preparing a business Web page while also providing new revenue streams. Business owners need only fill out on-screen forms to self-create their Web page and can change information as needed.

     Any business in the community can add a "Yellow Pages" type listing to the system. This free listing is added to a comprehensive database that users of the site can search, both by category and keyword, to quickly locate a business that may fit their needs.

     Communities have many events that can be shared easily with the system. Users can search for information on current and upcoming events while out-of-date events are automatically deleted from the system.

     Our software lets users communicate online about any subject. They can share ideas and concerns with other members of the local community. The system automatically serves both banner advertising (animated, rolling advertising) and direct purchasing opportunities to users based upon the local content they are viewing. For example, a user might be viewing a discussion forum on gardening. The system would automatically present an ad for a local gardening store where users could "click through" to visit the store, or present an ad for a bouquet of flowers where the user can click and instantly order the bouquet for delivery from a local florist.

     Core Business Support. Our software enables broadband operators or other community members to promote their core business. In the case of cable operators, we include a channel guide. The operator can promote pay-per-view events and enhanced services such as pay channels. The software also integrates content from national providers of interest to the local communities.

     National Content. Localized, national content includes weather, yellow page listings and news and information. For example, we have established an arrangement with InfoSpace, a Washington state aggregator of community listings and information, whereby InfoSpace provides its content to us at low cost in return for advertising. We believe that integrating content of this nature extends the utility of the our offering, particularly in the first months following installation, as user-generated information is being developed.

     Online Commerce. Online e-commerce is expected to increase dramatically over the next few years. Input, a California-based research firm, predicts that e-commerce will grow from approximately $57 million in 1995 to more than $2 billion at the turn of the century. Planned upgrades to the system are expected to help businesses that do not have online stores create them. The inventory and product descriptions are automatically added to the database which creates personalized just-in-time purchasing messages for the site users.

     We install and maintain our community-building and communications software for each system within our operations center. We are exploring strategic relationships with satellite companies and other vendors to multicast IP data to ISPs and broadband operators. Satellites are expected to be used to deliver popular Web sites to caching servers located at the cable system headend, and are expected to serve as the primary delivery vehicle for high-bandwidth content.

     Consumer

     As individuals continue to integrate the Internet into their daily lives, we believe they will seek products that provide them with greater control and flexibility. This is, by nature, a more localized, more personal and more integrated culmination of their interest into their online space. With our WEBBbuilder software, individuals can build their personal Internet, including links to their favorite Web sites, community listings for their affiliated groups and their favorite stores, all on one page. Individuals can build communities, join communities and initiate chat or join chat. Their personal portal can be changed over time and may grow in sophistication as they become more knowledgeable. Our goal is to make this an individual's best of the Web, their true personal portal. Our personal product offering, which currently is included with our Community products and services, will also be offered direct to consumers. Our goal is to aggregate all users of our personal portal products and services, including those who access these products and services through the Community product offering, to provide advertising and e-commerce opportunities. In addition, we may license our community tools to high-traffic sites and may charge consumers for premium services which will be available on a fee-for-use basis.

     Enterprise

     Our Enterprise products and services enable businesses, associations, and government institutions to create commerce-enabled Internet, Intranet, and Extranet services. These Enterprise portals provide a place where people from the business, association or government institution can meet and communicate in real-time, use online discussions for information exchange and share files. Standard features include:

     . Communication tools, including instant messaging, conferencing, message forums, newsletters and event calendars.
     . Resource material management, including employee handbooks, policy manuals, document templates, telephone listings and organization charts.
     . Service bureau convenience of hosting, online billing and member management.
     .  E-commerce and transactional services.

     We are focusing the distribution of these products and services on vertical market opportunities, distribution ventures, resellers, and direct customer sales.

     RE/MAX International, Inc., a large international real estate brokerage company, is utilizing a customized version of the Enterprise software called "RE/MAX Mainstreet" to link its real estate agents, management and approved suppliers worldwide. Users can quickly gain access to RE/MAX's private community with simple, online enrollment. The system makes it easy to transfer company resource materials and forms, and for members to share ideas, information and referrals in real-time. We intend to expand features for this product to include online convention registration, electronic commerce with approved suppliers, integrated product management software and online education and training. We were paid a fee for the development of the system and receive ongoing revenues based on the use of the system.

     The American Society of Association Executives has 24,000 members representing over 10,000 associations. The Union of International Association estimates that there are over 44,000 associations worldwide. We believe that the Enterprise software is well suited to bring together association members online, in order to replace costly mailings or time consuming and expensive meetings. Utilizing this software, member discussions could happen anytime, information could be disseminated instantaneously and inexpensively and membership surveys could happen in real-time.

          Education

          Our education market segments include K-12, higher education and corporate training and career development. For the K-12 market, our software provides schools the ability to create online communities that facilitate communication and information exchange among teachers, administrators, parents and students. Through our education products and services, we provide colleges and universities with the following services:

          . Virtual campuses-Our product provides a virtual campus, including an academic center, classrooms, administration, counseling, library services, student union, campus store and continuing education.
          . Hosting services-We host the virtual campus and classroom and provide all infrastructure and related technical services required for an annual service fee.
          . Marketing services-We provide colleges and universities with online and print and other media marketing materials and services.
          . Professional development and training services-We provide onsite counseling and resources for faculty, administrators and staff to help them take maximum advantage of our education products and services.

          During March 1999, we commenced a pilot project with Tele-Communications, Inc.'s ("TCI") education project whereby we are deploying online school community Web sites utilizing our software and hosted by us. This product is designed to enable teachers, students and parents to more effectively use Web technology by fostering parent-teacher interaction and educational resources and information sharing.

          We believe that our Education products and services are also well-suited to facilitate distant learning for corporate training and career development.

          Financial Services

          We have developed an online banking solution specifically targeted at smaller financial institutions having less than $500 million in assets. As of the end of 1997, there were over 10,000 FDIC-insured financial institutions in the U.S., 90% of which are believed to have assets of $500 million or less. In addition, there were over 11,000 federally and state chartered credit unions, almost all of which are believed to have assets of $500 million or less. Our financial services solution is based on transactional foundation software from Edify Corporation. The Edify software has been chosen by many corporations and financial institutions and is the foundation of the Web-banking systems of some of the nation's largest banks.

          We have taken a service bureau approach to e-banking, which enables us to provide smaller community banks and credit unions with many of the capabilities and services available to the larger banks without the cost associated with the development of bank-specific systems. Our e-banking system includes access to account activity, history and current account balance information 24 hours a day, seven days a week, the ability to obtain electronic statements and transfer funds between accounts, pay bills, make loan applications and download transactions into personal financial software such as Quicken or Microsoft Money. We are currently providing online banking services for Rockwell Federal Credit Union's ("RFCU") 54,000 members. RFCU is a non-profit organization that provides a wide range of financial services for employees of Rockwell International, Boeing North America and approximately 100 other companies. RFCU has entered into a three-year agreement with us whereby we have developed the Internet solution with applications customized specifically for the needs of RFCU membership, and have integrated Edify's Electronic Banking System and CheckFree's bill payment system with RFCU's host system. Under the terms of the agreement, we have received revenue for system development and are receiving a monthly fee per member for providing the online banking services.

     During February 1999, we entered into an agreement with CU Cooperative Systems, Inc., a national co-operative association representing over 500 credit unions, pursuant to which we are developing an Internet e-banking solution for the co-op's members with applications customized for the needs of the co-op and its members. Under terms of the agreement, we are receiving income for system development and will receive fees from individual credit unions who belong to the co-op and who elect to use our e-banking services and ongoing fees based on these credit unions' members' use of the system. We do not expect any significant fees from the use of the system until 2000.

Proposed Acquisition of DCI

     On March 19, 1998 we executed an Agreement and Plan of Merger (the "DCI Merger Agreement") pursuant to which we agreed to acquire Durand Communications, Inc., a California corporation ("DCI"), via a merger of our wholly owned subsidiary, Durand Acquisition Corporation, with DCI (the "DCI Merger"). We anticipate that the DCI Merger will occur in the second quarter of 1999.

     A significant element of our strategy to achieve our growth objective is to seek acquisitions that add immediate revenue, provide product or technology enhancements in one or more of our targeted markets or provide an existing customer base to increase advertising or e-commerce opportunities. Our acquisition of DCI will provide us with DCI's technology, including both completed technology and technology in development, and product development expertise.

     Our product development strategy is based upon our belief that the Web is evolving from an information access and delivery tool to a system that supports communication and community interactivity. We believe that DCI's CommunityWare technology, which enables users to organize themselves on the Internet in a matter of minutes, and to thereafter manage and expand their own public and private online community to facilitate and promote communications, information sharing and commerce among the users that comprise the various constituent communities, is particularly well suited for providing the communications component for our software. Since the execution of the DCI Merger Agreement, representatives of DCI and OSS have worked together to incorporate the CommunityWare technology into our software. Following the DCI Merger, we intend to fully integrate DCI's product development efforts with our own and we expect to fully integrate DCI's products with our products and to market them as part of our product offerings and not on a stand-alone basis. In the event that the DCI Merger is not completed, DCI has agreed to grant us a license for CommunityWare on as favorable terms as it licenses such technology to others.

     We believe that the primary value of DCI to OSS is (i) DCI's proprietary technology, particularly DCI's CommunityWare technology, (ii) DCI's software development capabilities which we believe are important to our ability to continue to develop state-of-the-art proprietary software products required to maintain long-term relationships with our customers, and (iii) the ability the DCI acquisition will give us to greatly reduce the time it will take us to introduce new proprietary software products. Andre Durand, Chief Executive Officer of DCI, has been elected Senior Vice President-Product Development of OSS and will be responsible for our product development efforts. A condition to the DCI Merger is that Mr. Durand enter into a three-year noncompete agreement with OSS. We intend to continue to employ most of DCI's product development personnel following the DCI Merger.

     We also believe that DCI's Electronic University Network ("EUN") business, which offers accredited online courses for colleges, universities and corporations, represents a valuable business opportunity. We expect to continue to develop this business both as a separate product offering and as an adjunct to our product offerings.

     The DCI Merger Agreement contemplates that we will acquire 100% of the outstanding common stock of DCI. Based on the average closing price of our common stock for the two days before and the two days after March 19, 1998, the day that the transaction was announced, the total purchase price is estimated to be approximately $13,100,000, consisting of (i) 955,649 shares of our common stock to be issued to the stockholders of DCI, (ii) approximately 240,000 shares of our common stock to be reserved for issuance upon the exercise of options and warrants of DCI to be exchanged for similar securities of OSS at exercise prices ranging from $4.31 to $20.33 per share; and (iii) approximately $400,000 of expenses to be incurred. In addition, DCI will have approximately $1,200,000 of liabilities (including approximately $381,000 of convertible securities which will be converted into similar convertible securities of OSS) at the time of the DCI Merger, which will become the liabilities of the consolidated entities upon consummation of the DCI Merger. We will reserve approximately 40,000 shares of our common stock to be issued upon the conversion of these convertible securities.

     The DCI Merger will be accounted for under the purchase method of accounting, with the purchase price allocated to the fair value of assets acquired. A portion of such amount and liabilities assumed on a consolidated basis has been identified as intangible assets. The portion of the purchase price and liabilities assumed on a consolidated basis which is allocated to in-process research and development will be recognized as expense in the period the DCI Merger is consummated (currently expected to be the second quarter of 1999).

     DCI completed the acquisition of CompuLearning Systems, d/b/a Electronic University Network ("EUN") during January 1998. Based on preliminary financial information provided by DCI and EUN, the combined revenues for DCI and EUN for the year ended December 31, 1998 totaled $813,522, including $540,372 of services provided to OSS and DCI's combined loss for the same period equaled ($1,564,160). In addition, DCI's accumulated deficit at December 31, 1998 was ($8,397,347) and DCI's shareholders' deficit at December 31, 1998 was ($1,492,548). We estimate that, on a pro forma basis, the acquisition of DCI would have resulted in an increase to the net book value of our shares of common stock as of December 31, 1998 from $0.43 (actual) to $2.20 (pro forma) and $2.48 (pro forma adjusted to reflect the subsequent conversions of 10% Preferred Stock and Series A Preferred Stock, the subsequent issuance and conversions of the Series A Preferred Stock, the subsequent exercise of the warrants to purchase 140,000 shares of common stock issued in connection with the issuance of the Series A Preferred Stock, and the subsequent issuance and conversions of Series C Preferred Stock).

     The final determination of the value of consideration issued by OSS and the liabilities assumed will be made at the effective time of the DCI Merger. Accordingly, the determination of the total purchase price, liabilities assumed and the allocations may change significantly from the amounts stated in this report.

     We expect that the DCI Merger will be completed in the second quarter of 1999. If, for some unanticipated reason, the DCI Merger was not completed, we would be required to license the CommunityWare technology from DCI for a license fee which would need to be negotiated. In addition, we would need to hire additional software development engineers to replace those that would have joined us had the DCI Merger been completed.

Acquisition of NetIgnite

     On March 10, 1999, we acquired a controlling interest in a newly formed company, NetIgnite 2, LLC ("NetIgnite"). NetIgnite is a development stage company which we formed with a predecessor company by the name of NetIgnite, Inc. ("NI"), the sole shareholder and founder of which was Perry Evans, the founder and past President of MapQuest.com. In connection with the formation of NetIgnite, NI contributed all of its rights to certain technology to NetIgnite and we agreed to provide $1,500,000 of funding which it is believed will be required to implement NetIgnite's business plan during the next 12 to 18 months. We are entitled to 99.5% of NetIgnite's operating income and approximately 60% of any proceeds upon the sale of NetIgnite. NI is entitled to .5% of NetIgnite's operating income and approximately 40% of any proceeds upon the sale of NetIgnite. We have entered into a Buy-Sell Agreement with NI pursuant to which either we or NI could, subject to certain conditions, acquire all of the other's interest in NetIgnite. In the event that we sold our interest to NetIgnite in accordance with the Buy-Sell Agreement, we would be entitled to retain a limited non-exclusive license to utilize the technology developed by NetIgnite. Mr. Evans has entered into an Employment Agreement with OSS and NetIgnite which has an initial term of two years, provides for a minimum annual salary of $190,000 and the granting of stock options to purchase 80,000 shares of our common stock at an exercise price of $12.25, one-third of such option shares to vest annually during the next three years subject to Mr. Evans' continuous employment by OSS.

     NetIgnite is applying emerging technologies to develop private-label Web-based services designed to allow directory publishers, online search engines and ISPs to enhance end-user and advertiser value by facilitating data-driven comparison shopping. NetIgnite plans to employ XML, a next generation web language that makes it possible to add database capability to information found on a web page, to solve the following problems:

 . Make it far easier for potential customers to find local business web sites by searching the information presented within the web site, not just the domain name or limited description fields of today's technology.

 . Allow consumers to compare price, product offering, and other information of their choosing among competing providers.

 . Allow directory services, ISPs, and community start page providers to generate advertising and e-commerce revenue from local web site owners who heretofore have seen limited traffic from internal site promotions or general advertising placements.

 . Enhance the value of small and geographically-focused web sites by making them easier to create and maintain, as well as by increasing targeted page views.

     NetIgnite intends to provide its services on a hosted, private label basis, earning an annual fee from its customers for each business web site its products and services enable. We believe that NetIgnite's products and services may be marketed directly to online directory publishers, online search engines and ISPs as well as part of our Community product and service offering for broadband operators and other ISPs. We expect NetIgnite's first products to be available during the third quarter of 1999. However, there can be no assurance that NetIgnite will be successful in developing its proposed products or that, if developed, that they can be successfully introduced and marketed or that NetIgnite's business will be profitable.

Marketing

     We have a multi-faceted distribution strategy, including establishing private-label distribution ventures and direct distribution through consumer marketing designed to inform individual Internet users of our products' capabilities and direct marketing to targeted businesses, educational institutions, governmental bodies and associations. Our private-label distribution arrangements to date have been primarily with broadband cable Internet access providers. These distribution agreements generally provide for the development of operator-branded local content pages which, using our proprietary software, permit the generation of Internet Web site content by ISPs, individuals, local merchants and others. Personal user home pages, enhanced business Web pages, business directories, community events, online discussion groups and forums and programming guides can all be developed and updated by users, without the distribution partner's involvement. Also included are our personal portal services which facilitate user interaction and community "groupware" which enables any group to create a public or private community for personal interaction and information exchange.

     We are also seeking to partner with high traffic Internet web sites who are seeking to add personalization and communication capabilities to their products. For our Enterprise products and services, we offer customized products incorporating our proprietary software to address particular customer or market needs and are pursuing licensed resellers who desire to integrate our software with their Web applications designed to meet specific market needs. In addition to licensing our software to these resellers, we would also provide Web hosting services. In the Education market, we have joined with TCI's Education Project to develop and deploy online school community Web sites based on our WEBBbuilder platform and hosted by us. The first of five pilot launches will occur in March, 1999. If the pilot launches are successful, we expect to work with TCI to market the product to the 20,000 schools in the TCI franchise areas. The goal is to commence marketing of this product in time for the beginning of the 1999 fall school year. For our financial services, we have entered into a development agreement with CU Cooperative Systems, Inc., a national co-operative association including over 500 credit unions, pursuant to which we are developing an e-banking product specifically designed for the co-op's member credit unions.

     Our marketing activities include advertising in trade publications, developing advertising campaigns and materials for use by our customers to promote the use of the Internet to their customers, developing public relations programs featuring us and our products and services and attendance at trade shows.

     A substantial portion of our sales have been derived from a limited number of customers. During 1998, Starstream, Inc., American Telecasting, Inc., Rockwell Federal Credit Union, and Intermedia Partners accounted for 28%, 17%, 14% and 12%, respectively, of our sales for the period. During 1997, American Telecasting, Inc. accounted for 26% of sales and FiberTel TCI2 S.A. accounted for 14% of sales for the year. During 1996, EBI Securities, Inc. accounted for 10% of sales for the year. While major customers in one fiscal period are not necessarily likely to be major customers in future fiscal periods, the loss of a major customer could have an adverse effect on our business.

Trademarks and Proprietary Protection

     We do not believe that our or DCI's current products or services are patentable. We and DCI plan to rely on a combination of copyright, trade secret, trademark laws, and nondisclosure and other contractual provisions to protect our respective proprietary rights. As a part of our confidentiality procedures, we generally enter into written nondisclosure and nonsolicitation agreements with our officers and employees which restrict the use and disclosure of proprietary information and the solicitation of customers for the purpose of selling competing products or services. We generally have not entered into noncompetition agreements with our officers, directors or employees. Because the policing of proprietary rights may be difficult and the ideas and other aspects underlying our and DCI's products and services may not in all cases be protectable under intellectual property laws, there can be no assurance that either we or DCI could prevent competitors from marketing the same or similar products and services. In addition, competitors may independently develop products and services that compete with our and DCI's products and services.

Competition

     Our and DCI's current and prospective competitors include many companies that have substantially greater financial, technical, marketing, and other resources. We attempt to distinguish our products primarily on the bases of:

     .    Customizability and personalization;
     .    Breadth and depth of communications capabilities;
     .    Ease of use; and
     . Our willingness to permit other companies to incorporate/private label our products with their products to support their applications or market requirements.

     We believe that competition will intensify in the future. Increased competition could result in price reductions and increased spending on marketing and product development. Any of these events could have a material adverse effect on our and DCI's financial condition and operating results. There is no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us and DCI will not materially adversely affect our respective business financial condition, and results of operations. We and DCI believe that the primary factors that will impact competition are technical expertise and development, price, sales and marketing abilities, customer support, reliability and security.

     We are aware of a number of companies specializing in the creation of local content and national companies such as GeoCities, Excite and Globe.com which market products which enable users to set up their own Internet communities, but do not believe that any of these companies also focus on creating communities for broadband operators centered on geographic areas. National ISPs, including companies such as MCI Telecommunications Corporation, AT&T, Sprint Corp., Netcom Online Communications Services, Inc. and Performance Systems International, Inc. and Internet access providers such as America Online, Inc., @Home Corporation, RoadRunner, High Speed Access Corporation, and Softnet Systems, Inc. could also develop products which compete with our community-building and local content products and services. Further, the market for our products and services is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new product and service introductions. There can be no assurance that we can successfully identify new product and service opportunities or develop and bring new products and services to market in a timely manner, or that products and services or technologies developed by others will not render our products and services noncompetitive or obsolete.

     DCI believes that its direct competitors include, HotOffice, Netscape's NetCenter and Netopia's Virtual Office in the business market and University Online and Real Education in the education and training markets. Management of DCI believes that its products and services can be differentiated in the following ways: (i) CommunityWare generally offers more sophisticated and customizable public and private conferencing and group discussion capabilities;
(ii) CommunityWare offers more private, integrated and customizable live services; (iii) CommunityWare allows users to engage their primary community in addition to their other communities simultaneously; (iv) CommunityWare offers full integration of group collaboration functionality (i.e. communications) and content hosting services and management tools; and (v) DCI believes it is the only company using its service as a platform to launch other companies (channel partners) for specific markets such as business, education and virtual tradeshows.

     DCI believes that it indirectly competes with content-centric companies (such as The Mining Company, the Globe, Tripod, iVillage and GeoCities), community software tools companies (such as Throw, Netopia, PowWow, iChat, eShare, and Well Engaged), and providers of client/server groupware software (such as IBM, Netscape, Novell and Microsoft). DCI believes that content-centric companies typically focus on hosting specific communities specially created by them, and do not provide services or tools for others to build and host their own communities. DCI believes that Internet tool companies typically focus on providing one or two communications tools which can be integrated into a Web page and do not provide an integrated solution which is obtainable at a consumer level. DCI further believes that the major providers of groupware such as Microsoft, Netscape, IBM, Lotus and Novell are focusing on dedicated, high-end and high-dollar solutions to the corporate market, and do not provide solutions for those groups who are either technically or financially unable to implement these complex and expensive solutions.

Government Regulation

     Our and DCI's products and services pertaining to Web site content and development are not currently subject to direct regulation by the Federal Communications Commission or any other federal or state agency, other than regulations applicable to businesses generally. Our broadband customers, however, face significant uncertainty and possible changes as the markets in which they operate are being deregulated or subject to changing regulation. Changes in the regulatory environment relating to the Internet content or connectivity industries, including regulatory changes that directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies or others, could have a material adverse effect on our business. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

Employees

     At March 22, 1998, we employed 53 full time employees, which included 9 in management, 2 in sales and marketing, and 14 in development. In addition to these Company personnel, we contract with other creative and production resources, as required for peak load situations, to create Web pages. Our employees are not represented by a labor union, and we consider our employee relations to be good.

Factors That May Affect Future Results

     Factors that may affect our future results include, but are not limited to, the following items as well as the information in "Item 1 Description of Business General and Competition," "Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 7 Financial Statements Note 1 to the Financial Statements."

     Our limited operating history could affect our business. We were founded in March 1994, commenced sales in February 1995, and were in the development stage through December 31, 1995. DCI was founded in 1993. Accordingly, we have a limited operating history upon which you may evaluate us. Our business is subject to the risks, expenses and difficulties frequently encountered by companies with a limited operating history including:

     .    Limited ability to respond to competitive developments,
     . Exaggerated effect of unfavorable changes in general economic and market conditions,
     .    Ability to attract qualified personnel, and
     .    Ability to develop and introduce new product and service offerings.

There is no assurance we will be successful in addressing these risks. If we are unable to successfully address these risks our business could be significantly affected.

     We have accumulated losses since inception and we anticipate that we will continue to accumulate losses for the foreseeable future. We have incurred net losses since inception totaling $20,774,129 through December 31, 1998. DCI has incurred net losses since its formation totaling $8,397,347 through December 31, 1998. In addition, we expect to incur additional substantial operating and net losses in 1999 and for one or more years thereafter. We expect to incur these additional losses because:

     . We currently intend to increase our capital expenditures and operating expenses to expand the functionality and performance of our WEBBbuilder products and services, support additional subscribers of our ISP customers in future markets, and market and provide our products and services.

     . We will be required to recognize as a loss in the fiscal period in which the DCI acquisition is consummated that portion of the purchase price for DCI which we allocate to in-process research and development.

     . We will be required to record goodwill and other intangible assets in connection with the DCI acquisition which we will amortize over their estimated useful lives of approximately three years. We currently expect to allocate approximately $12.5 million to goodwill and other intangible assets, however, this amount could change significantly once the actual amount is determined after the consummation of the DCI acquisition.

     We expect to complete the DCI acquisition in the second quarter of 1999. If we do not complete the DCI acquisition, it is likely that we would have to record as a loss all or a portion of the note receivable from DCI of approximately $1,005,500, including accrued interest, at March 29, 1999. DCI would not have the ability to repay our advances without obtaining significant additional working capital through the sale of its securities. There is no assurance that DCI would be able to raise working capital in the amounts required.

     If we are unable to raise additional working capital funds, we may not be able to sustain our operations. We believe that our present cash and cash equivalents and working capital will be adequate to sustain our current level of operations only through May 1999. If we cannot raise additional funds when needed, we may be required to curtail or scale back our operations. These actions could have a material adverse effect on our business, financial condition, or results of operations. We estimate that we will need to raise through equity, debt or other external financing at least $9 million to sustain operations for the next 12 months and $1 million to pay DCI indebtedness which would be assumed as part of the DCI acquisition. There is no assurance that we will be able to raise additional funds in amounts required or upon acceptable terms. In addition, we may discover that we have underestimated our working capital needs, and we may need to obtain additional funds to sustain our operations. In its report accompanying the audited financial statements for the years ended December 31, 1998 and 1997, our auditor, Arthur Andersen LLP, expressed substantial doubt about our ability to continue as a going concern. See "Item 6 - Management's Discussion of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     We may never become or remain profitable. We may never become or remain profitable. Our ability to become profitable depends on the ability of our WEBBbuilder products and services to generate revenues. The revenue model for certain of our i2u/WEBBbuilder products and services assumes that our broadband customers and other distribution partners will share with us a percentage of their revenues generated by advertising and e-commerce conducted through our WEBBbuilder products. The success of our revenue model will depend upon many factors including:

     . The success of broadband operators and other distribution partners in marketing Internet services to subscribers in their local areas, and
     . The extent to which consumers and businesses use our WEBBbuilder products and conduct e-commerce transactions and advertising utilizing our products.

     Because of the new and evolving nature of the Internet, we cannot predict whether our revenue model will prove to be viable, whether demand for our products and services will materialize at the prices we expect to be charged, or whether current or future pricing levels will be sustainable.

     Our revenue model may not generate significant revenues, if any, until some time in the future. We expect a significant portion of our revenues to come from advertising revenues and in connection with e-commerce transactions conducted using our products. However, we do not expect to realize these revenues, if at all, until a significant time after we have licensed our WEBBbuilder products and services. This expectation is based on the fact that we believe that it may take broadband operators and other distribution partners several months or more to:

     .    Market and sell Internet access to their subscribers, and
     . Establish a significant enough user base to attract advertisers and for users to conduct significant e-commerce transactions.

     Our business depends on the growth of the Internet. Our business plan assumes that the Internet will develop into a significant source of communication and communication interactivity. However, the Internet market is new and rapidly evolving and there is no assurance that the Internet will develop in this manner. If the Internet does not develop in this manner, our business, operating results, and financial condition would be materially adversely effected. Numerous factors could prevent or inhibit the development of the Internet in this manner, including:

     . The failure of the Internet's infrastructure to support Internet usage or electronic commerce,

     . The failure of businesses developing and promoting Internet commerce to adequately secure the confidential information, such as credit card numbers, needed to carry out Internet commerce, and

     .    Regulation of Internet activity

     Use of certain of our products and services may be dependent on broadband operators. Because we have elected to partner with broadband operators for the distribution of many of our products and services, many users of our WEBBbuilder products and services are expected to subscribe through a broadband operator. As a result, the broadband operator, and not us, will substantially control the customer relationship with these users. If the business of broadband operators with whom we partner is adversely affected in any manner, business, operating results, and financial condition could be materially adversely effected. Many factors may affect the business of broadband operators, including:

     .    General economic and market conditions,
     .    Competition among broadband operators,
     .    Costs associated with the renewal of operator licenses, and
     . Costs associated with the operation and maintenance of an Internet service provider business segment.

     We may be unable to develop desirable products. Our products are subject to rapid obsolescence and our future success will depend upon our ability to develop new products and services that meet changing customer and marketplace requirements. There is no assurance that we will be able to successfully:

     .    Identify new product and service opportunities, or
     . Develop and introduce new products and services to market in a timely manner.

     If we are unable to accomplish these items, our business, including the business of DCI if the DCI acquisition is completed, operating results, and financial condition could be materially adversely affected.

     Our products and services may not be successful. Even if we are able to successfully identify, develop, and introduce new products and services there is no assurance that a market for these products and services will materialize to the size and extent that we anticipate. If a market does not materialize as we anticipate, our business, including the business of DCI if the DCI acquisition is completed, operating results, and financial condition could be materially adversely affected. The following factors could affect the success of our products and services:

     . The failure of our business plan to accurately predict the rate at which the market for Internet products and services will grow,
     . The failure of our business plan to accurately predict the types of products and services the future Internet marketplace will demand,
     .    Our limited experience in marketing our products and services,
     . The failure of our business plan to accurately predict our future participation in the Internet marketplace,
     . The failure of our business plan to accurately predict the estimated sales cycle, price, and acceptance of our products and services,
     . The development by others of products and services that renders our and DCI's, products and services noncompetitive or obsolete, or
     . Our failure to keep pace with the rapidly changing technology, evolving industry standards, and frequent new product and service introductions that characterize the Internet marketplace.

     The intense competition that is prevalent in the Internet market could have a material adverse effect on our business. DCI's and our current and prospective competitors include many companies whose financial, technical, marketing and other resources are substantially greater than ours. There is no assurance that we will have the financial resources, technical expertise, or marketing, sales and support capabilities to compete successfully. The presence of these competitors in the Internet marketplace could have a material adverse effect on our business, operating results, or financial condition by causing us to:

     .    Reduce the average selling price of our products and services, or
     .    Increase our spending on marketing, sales, and product development.

     There is no assurance that we would be able to offset the effects of any such price reductions or increases in spending through an increase in the number of our customers, higher sales from premium services, cost reductions or otherwise. Further, our financial condition may put us at a competitive disadvantage relative to our competitors. If we fail to, or cannot, meet competitive challenges, our business, operating results and financial condition could be materially adversely affected.

     A limited number of our customers generates a significant portion of our revenues. For the year ended December 31, 1998, four of our customers produced approximately 71% of our revenues, including one customer, Starstream, Inc., who produced approximately 28% of our revenues. There is no assurance that we will be able to attract or retain major customers. The loss of, or reduction in demand for products or related services from, any of these major customers could have a material adverse effect on our business, operating results, cashflows, and financial condition.

     The sales cycle for our products and services is lengthy and unpredictable. While our sales cycle varies from customer to customer, it typically has ranged from one to six months for WEBBbuilder projects. Our pursuit of sales leads typically involves an analysis of our prospective customer's needs, preparation of a written proposal, one or more presentations and contract negotiations. We often provide significant education to prospective customers regarding the use and benefits of Internet technologies and products. Our sales cycle may also be affected by a prospective customer's budgetary constraints and internal acceptance reviews, over which we have little or no control.

     We may be unable to adjust our spending to account for potential fluctuations in our quarterly results. As a result of our limited operating history and the recent increased focus on our WEBBbuilder products and services, we do not have historical financial data for a sufficient number of periods on which to base planned operating expenses. Therefore, our expense levels are based in part on our expectations as to future sales and to a large extent are fixed. We typically operate with little backlog and the sales cycles for our products and services may vary significantly. As a result, our quarterly sales and operating results generally depend on the volume and timing of and the ability to close customer contracts within the quarter, which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected sales shortfalls. If we were unable to so adjust, any significant shortfall of demand for our products and services in relation to our expectations would have an immediate adverse effect on our business, operating results and financial condition. Further, we currently intend to increase our capital expenditures and operating expenses to fund product development and increase sales and marketing efforts. To the extent that such expenses precede or are not subsequently followed by increased sales, our business, operating results and financial condition will be materially adversely affected.

     We may be unable to retain our key executives and research and development personnel. We are highly dependent on the technical and management skills of our key employees, including in particular R. Steven Adams, our founder, President and Chief Executive Officer. The loss of Mr. Adams' services could have a material adverse effect on our business and operating results. We have not entered into employment agreements with Mr. Adams, or any of our other officers or employees. We do not maintain key person insurance for Mr. Adams or any other member of management. In addition, the success of the DCI acquisition is highly dependent on the technical and management skills of Andre Durand, the founder, President and Chief Executive Officer of DCI. The loss of Mr. Durand's services could have a material adverse affect on the value of the DCI acquisition.

     Our future success also depends in part on our ability to identify, hire and retain additional personnel, including key product development, sales, marketing, financial and executive personnel. Competition for such personnel is intense and there is no assurance that we can identify or hire additional qualified personnel.

     Executives and research and development personnel who leave us may compete against us in the future. We generally enter into written nondisclosure and nonsolicitation agreements with our officers and employees which restrict the use and disclosure of proprietary information and the solicitation of customers for the purpose of selling competing products or services. Other than Andre Durand, who, as a condition to the acquisition of DCI, will be required to execute a three-year non-compete agreement with us, we generally do not require our employees to enter into non-competition agreements. Thus, if any of these officers or key employees left, they could compete with us, so long as they did not solicit our customers. Any such competition could have a material adverse effect on our business.

     We may be unable to manage our expected growth. If we are able to implement our growth strategy, we will experience significant growth in the number of our employees, the scope of our operating and financial systems, and the geographic area of our operations. There is no assurance that we will be able to implement in whole or in part our growth strategy or that our management or other resources will be able to successfully manage any future growth in our business. Any failure to do so could have a material adverse effect on our operating results and financial condition.

     We may be unable to protect our intellectual property rights. Intellectual property rights are important to our success and our competitive position.
There is no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent the imitation or unauthorized use of our intellectual property rights. Policing unauthorized use of proprietary systems and products is difficult and, while we are unable to determine the extent to which piracy of our software exists, we expect software piracy to be a persistent problem. In addition, the laws of some foreign countries do not protect software to the same extent as do the laws of the United States. Even if the steps we take to protect our proprietary rights prove to be adequate, our competitors may develop products or technologies that are both non-infringing and substantially equivalent or superior to our products or technologies.

     Computer viruses and similar disruptive problems could have a material adverse effect on our business. Our software and equipment may be vulnerable to computer viruses or similar disruptive problems caused by our customers or other Internet users. Our business, financial condition, or operating results could be materially adversely effected by:

     . Losses caused by the presence of a computer virus that causes us or third parties with whom we do business to interrupt, delay or cease service to our customers,
     . Losses caused by the misappropriation of secured or confidential information by a third party who, in spite of our security measures, obtains illegal access to this information,
     . Costs associated with efforts to protect against and remedy security breaches, or
     . Lost potential revenue caused by the refusal of consumers to use our products and services due to concerns about the security of transactions and commerce that they conduct on the Internet.

     Future government regulation could materially adversely effect our business. There are currently few laws or regulations directly applicable to access to, communications on, or commerce on the Internet. Therefore, we are not currently subject to direct regulation of our business operations by any government agency, other than regulations applicable to businesses generally. Due to the increasing popularity and use of the Internet, however, federal, state, local, and foreign governmental organizations are currently considering a number of legislative and regulatory proposals related to the Internet. The adoption of any of these laws or regulations may decrease the growth in the use of the Internet, which could, in turn:

     .    Decrease the demand for our products and services,
     .    Increase our cost of doing business, or
     . Otherwise have a material adverse effect on our business, results of operations and financial condition.

     Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, trademark, trade secret, obscenity, libel and personal privacy is uncertain and developing. Our business, results of operations and financial condition could be materially adversely effected by the application or interpretation of these existing laws to the Internet.

     Our systems may not be year 2000 compliant. We have reviewed our internal software and hardware systems. Based on this review, we believe that our internal software and hardware systems will function properly with respect to dates in the year 2000 and thereafter. We expect to incur no significant costs in the future for Year 2000 problems. Nonetheless, there is no assurance in this regard until our internal software and hardware systems are operational in the year 2000.

     We are in the process of contacting all of our significant suppliers to determine the extent to which our systems are vulnerable to those third parties' failure to make their own systems Year 2000 compliant.

     The failure to correct material Year 2000 problems by our suppliers and vendors could result in an interruption in, or a failure of, certain of our normal business activities or operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting from the uncertainty of the Year 2000 readiness of third-party suppliers and vendors and of our customers, we are unable to determine at this time that consequences of Year 2000 failures will not have a material impact on our results of operations, liquidity or financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance Disclosures."

     Our articles of incorporation and bylaws may discourage lawsuits and other claims against our directors. Our articles of incorporation provide, as permitted by Colorado law, that our directors shall have no personal liability for certain breaches of their fiduciary duties to us. In addition, our bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Colorado law. These provisions may reduce the likelihood of derivative litigation against directors and may discourage shareholders from bringing a lawsuit against directors for a breach of their duty.

     The completion of the DCI acquisition will have an immediate dilutive effect on our current shareholders. If the DCI acquisition is consummated, we will issue 955,649 shares of our common stock as consideration for DCI. The issuance of these shares will have an immediate dilutive effect on our current shareholders and will increase our outstanding common stock by approximately 17%. There is no assurance that our results of operations will improve enough, if at all, as a result of the DCI acquisition, to offset this dilution.

     On a pro forma basis, we estimate that the issuance of these shares would have resulted in an increase to our net book value per share as of December 31, 1998 from $0.43 (actual) to $2.20 (pro forma) and $2.48 (pro forma adjusted to reflect the subsequent conversions of 10% Preferred Stock and Series A Preferred Stock, the subsequent exercise of the warrants to purchase 140,000 shares of common stock issued in connection with the issuance of the Series A Preferred Stock, and the subsequent issuance and conversions of Series C Preferred
Stock).

     In addition to issuing these shares of common stock, in connection with the DCI acquisition we will reserve for issuance shares that, when issued, may have a dilutive effect on our shareholders. There is no assurance that our results of operations will improve enough, if at all, as a result of the DCI acquisition, to offset this possible future dilution. These shares consist of approximately:

     . 240,000 shares of our common stock for issuance upon exercise of outstanding options and warrants that will be issued in connection with the DCI acquisition, and
     . 40,000 shares of our common stock for issuance upon conversion of convertible securities of DCI that we will assume in connection with the DCI acquisition.

     The price of our common stock has been highly volatile due to factors that will continue to effect the price of our stock. Our common stock traded as high as $15.25 per share and as low as $3.75 per share during the year ended December 31, 1998. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

     . Price and volume fluctuations in the stock market at large that do not relate to our operating performance,
     .    Fluctuations in our quarterly operating results,
     .    Announcements of product releases by us or our competitors, and
     . Announcements of acquisitions and/or partnerships by us or our competitors,
     . Increases in outstanding shares of common stock upon exercise or conversion of derivative securities. (See "We have issued numerous options, warrants and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders.")

     The trading volume of our common stock may diminish significantly if our common stock is prohibited from being traded on the Nasdaq SmallCap Market. Although our shares are currently traded on The Nasdaq SmallCap Market, there is no assurance that we will remain eligible to be included on Nasdaq. If our common stock was no longer eligible for quotation on Nasdaq, it could become subject to rules adopted by the Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in "penny stocks." If our common stock became subject to the penny stock rules, many brokers may be unwilling to engage in transactions in our common stock because of the added regulation, thereby making it more difficult for purchasers of our common stock to dispose of their shares.

     We have issued numerous options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. We have issued numerous options, warrants, and convertible securities to acquire our common stock. During the terms of these outstanding options, warrants, and convertible securities, the holders these securities will have the opportunity to profit from an increase in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the respective exercise or conversion price. The existence of such stock options, warrants and convertible securities may adversely affect the terms on which we can obtain additional financing, and you should expect the holders of such options or warrants to exercise or convert those securities at a time when we, in all likelihood, would be able to obtain additional capital by offering securities on terms more favorable to us than those provided by the exercise or conversion of such options or warrants.

     As of March 22, 1999, we have issued the following warrants and options to acquire shares of our common stock:

     . Options and warrants to purchase 1,772,382 shares of common stock upon exercise of such options and warrants, exercisable at prices ranging from $0.50 to $18.25 per share, with a weighted average exercise price of approximately $7.11 per share.
     . Warrants issued in connection with our initial public offering on May 23, 1996 (the "IPO Warrants") to purchase 634,150 shares upon exercise of the IPO Warrants at an exercise price of $9.00 per share.
     . Options issued to EBI Securities Corporation, the representative of the underwriters involved in such initial public offering (the "Representative's Option"), to purchase 106,700 shares upon exercise of the Representative's Option at a purchase price of $8.10 per share.
     . The Representative's Option to purchase 106,700 IPO Warrants issuable upon exercise of the Representative's Option at a purchase price of $.001 per IPO Warrant. These IPO Warrants entitle the holder to purchase up to 53,350 shares upon exercise of such IPO Warrants at an exercise price of $9.00 per share.
     . Warrants issued in connection with the issuance of the 10% Preferred Stock to purchase 53,500 shares of common stock upon exercise of such warrants, exercisable at $15.00 per share.
     . Warrants issued in connection with the issuance of the 5% Preferred Stock to purchase 100,000 shares of common stock upon exercise of such warrants, exercisable at $16.33 per share.
     . Warrants issued in connection with the issuance of the Series A Preferred Stock to purchase 20,000 shares of common stock upon exercise of such warrants, exercisable at $5.71 per share.

     In addition to these warrants and options, we:

     . Will issue 955,649 shares of our common stock upon the completion of the DCI acquisition,
     . Will reserve approximately 240,000 shares of common stock for issuance upon exercise of options and warrants to be issued in connection with the DCI acquisition,
     . Will reserve approximately 40,000 shares of our common stock for issuance upon conversion of convertible securities of DCI that will be assumed by OSS in connection with the DCI acquisition, and
     . Have reserved an indeterminate number of shares of common stock for issuance upon conversion of outstanding shares of our 10% and Series C Preferred Stock.

     Based on the market value for the common stock as of March 22, 1999, the then outstanding 10% Preferred Stock and Series C Preferred Stock were convertible into approximately 95,813 shares and 129,757 shares, respectfully, of common stock. The number of shares of common stock issuable upon conversion of the 10% Preferred Stock and the Series C Preferred Stock could increase significantly if the market value for our common stock decreases in the future. Further, there could be issuances of additional similar securities in connection with our need to raise additional working capital.

     Future sales of our common stock in the public market could adversely affect the price of our common stock. Sales of substantial amounts of common stock in the public market that is not currently freely tradable, or even the potential for such sales, could have an adverse effect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock recoup their investment or make a profit. As of March 22, 1999, these shares consist of:

     . Approximately 1,300,000 shares issued without registration under the securities laws ("Restricted Shares"),

     . Approximately 60,000 shares owned by our officers, directors and holders of 10% of our outstanding common stock ("Affiliate Shares"), and
     .    955,469 shares to be issued upon consummation of the DCI acquisition.

     Unless the Restricted Shares and the Affiliate Shares are further registered under the securities laws, they may not be resold except in compliance with Rule 144 promulgated by the SEC, or some other exemption from registration. Rule 144 does not prohibit the sale of these shares but does place conditions on their resale which must be complied with before they can be resold. Before September 30, 1999, the shares of the common stock to be issued to the shareholders of DCI in connection with the DCI acquisition will be subject to contractual limitations on their transfer, however, such shares or a portion of them could be sold before September 30, 1999.

     Future sales of our common stock in the public market could limit our ability to raise capital. Sales of substantial amounts of common stock in the public market pursuant to Rule 144, upon exercise or conversion of derivative securities or otherwise, or even the potential for such sales, could affect our ability to raise capital through the sale of equity securities. (See "We have issued numerous options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders" and "Future sales of our common stock in the public market could adversely affect the price of our common stock.")

     Provisions in our articles of incorporation allow us to issue shares of stock that could make a third party acquisition of us difficult. Our Articles of Incorporation authorize our Board of Directors to issue up to 20,000,000 shares of common stock and 5,000,000 shares of preferred stock in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by our shareholders. Preferred stock authorized by the Board of Directors may include voting rights, preferences as to dividends and liquidation, conversion and redemptive rights and sinking fund provisions. If the Board of Directors authorizes the issuance of preferred stock in the future, this authorization could affect the rights of the holders of common stock, thereby reducing the value of the common stock, and could make it more difficult for a third party to acquire us, even if a majority of the holders of our common stock approved of an acquisition. Other than the 2,000 shares of Series C Preferred Stock that will be issued if the warrant to purchase such shares is exercised, our Board of Directors has no present plans to issue any shares of preferred stock.

     Our issuance of our Series C Preferred Stock will require us to record a non-operating expense which will, in turn, increase our net loss available to shareholders. Based on current accounting standards, we will be required to record a non-operating expense of approximately $4,200,000 for the quarter ending March 31, 1999 as a result of the issuance of the Series C Preferred Stock. While these charges will not affect our operating loss or working capital during such period, they are expected to result in an increase of approximately $4,200,000 in the net loss available to our holders of common stock for the quarter ending March 31, 1999. In addition, to the extent that we exercise our right to issue or the investor exercises its right to acquire up to $2,000,000 additional principal amount of the Series C Preferred Stock, we may incur similar non-operating expenses in excess of $2,000,000 at the time that any such additional shares of Series C Preferred Stock are issued.

     We do not anticipate paying dividends on our common stock for the foreseeable future. We have never paid dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future. Any decision by us to pay dividends on our common stock will depend upon our profitability at the time, cash available therefor, and other factors. We anticipate that we will devote profits, if any, to our future operations.

Item 2.  DESCRIPTION OF PROPERTY.

     Our principal offices are located in approximately 16,800 square feet of space in Denver, Colorado, leased for a period of three years ending on September 30, 1999. The current base monthly rental is $18,208.

Item 3. LEGAL PROCEEDINGS.

     Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The number of record holders of our common stock and publicly traded common stock warrants on March 22, 1999 was 72 and 7, respectfully. Based on information provided by nominee holders of our common stock, we believe that the number of beneficial holders of our common stock is in excess of 3,706. The table below sets forth the high and low bid prices for the common stock and the warrants as reported on the Nasdaq Small Cap Market during the last two years. The information shown is based on information provided by the Nasdaq Stock Market. These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                                                  COMMON STOCK                                      WARRANTS
                                     ------------------------------------           --------------------------------------
Quarter Ended                             High Bid           Low Bid                        High               Low
-------------                            ---------           --------                       ----               ---

1997
----
March 31                                   $ 5.00             $3.25                         $0.78              $0.50
June 30                                    $ 4.00             $1.25                         $0.56              $0.19
September 30                               $10.88             $2.06                         $2.13              $0.50
December 31                                $12.50             $6.13                         $2.63              $1.00

1998
----
March 31                                   $10.38             $6.50                         $1.81              $1.00
June 30                                    $15.63             $8.50                         $3.94              $1.50
September 30                               $15.69             $4.88                         $4.00              $1.00
December 31                                $14.75             $3.25                         $3.75              $0.44

         We have never paid a cash dividend on our common stock. The payment of dividends, if any, in the future rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition. Dividends on our 10% Preferred Stock and our Series C Preferred Stock must be declared and paid before dividends can be paid on our common stock.

         On November 9, 1998, we entered into a Securities Purchase Agreement with Archer Investors LLC ("Archer") pursuant to which Archer acquired 1,400 shares of our Series A Convertible Preferred Stock for an aggregate purchase price of $1,400,000. In connection with their acquisition of the Series A Convertible Preferred Stock, Archer also acquired a warrant pursuant to purchase 140,000 shares of our common stock at any time prior to November 9, 2003 at a per share exercise price of $5.71 (the "Archer Warrant"). EBI Securities Corporation served as placement agent for the offering and received a commission equal to 7% of the gross proceeds of the offering and a warrant to purchase 20,000 shares of our common stock at any time prior to November 9, 2001 at a per share exercise price of $5.71. Archer exercised the Archer Warrant in full in January 1999. Each share of Series A Preferred Stock was convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable shares of common stock determined by dividing $1,000, plus the amount of any accrued and unpaid dividends we elect to pay in common stock, by the lower of (i) $5.71 or (ii) 80% of the average closing bid price of our shares of common stock for the lowest five consecutive trading days within the 20 days immediately preceding the Series A Preferred Stock conversion date. The Series A Preferred Stock, including dividends, has been converted into 247, 366 shares of common stock. We agreed to file, and did file on December 22, 1998, a registration statement pursuant to the Securities Act of 1933 for the common stock issuable upon conversion of the Series A Convertible Preferred Stock and the common stock issuable upon the exercise of the Archer Warrant. The Series A Convertible Preferred Stock was issued to Archer without registration under the Securities Act of 1933 in reliance upon the exemptions from registration provided in Section 4(2) and Regulation D of the Act.

         On January 11, 1999, we entered into a Securities Purchase Agreement with Arrow Investors II LLC ("Arrow") pursuant to which Arrow acquired 3,000 shares of our Series C Convertible Preferred Stock for an aggregate purchase price of $3,000,000. Arrow also acquired for $1,000 a "Mandatory Warrant" pursuant to which Arrow has the right and commitment, subject to certain conditions set forth in the Mandatory Warrant, to purchase an additional 2,000 shares of our Series C Convertible Preferred Stock prior to June 30, 1999. None of the additional 2,000 shares had been used as of March 22, 1999. The Series C Convertible Preferred Stock is convertible into our common stock at a variable conversion price equal to the lesser of the Maximum Conversion Price (as defined in the terms of the Series C Preferred Stock), initially $20.65, or the market price for our common stock at the time of conversion. The terms of the Series C Preferred Stock define market price as the average of the five lowest closing bid prices for our common stock during the 44 consecutive trading days immediately preceding the conversion of the Series C Convertible Preferred Stock. As of March 22, 1999, 2,500 shares of the Series C Preferred Stock, including dividends, had been converted into 232,564 shares of common stock and 500 shares of Series C Preferred Stock remained outstanding. We agreed to file, and did file on January 29, 1999, a registration statement pursuant to the Securities Act of 1933 for the common stock issuable upon conversion of the Series C Convertible Preferred Stock. The Series C Preferred Stock was issued to Arrow without registration under the Securities Act of 1933 in reliance upon the exemptions from registration provided in Section 4(2) and Regulation D of the Act.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

         To date, we have generated revenues through the sale of design and consulting services for Web site development and network engineering services, resale of software licenses, mark-ups on computer hardware and software sold to customers, maintenance fees charged to customers to maintain computer hardware and Web sites, license fees based on a percentage of revenues from our products and services, training course fees, and monthly fees paid by customers for Internet access which we have provided. We commenced sales in February 1995, and were in the development stage through December 31, 1995. We have incurred losses from operations since inception. At December 31, 1998, we had an accumulated deficit of $20,774,129. The reports of our independent public accountants for the years ended December 31, 1998 and 1997 contained a paragraph noting substantial doubt regarding our ability to continue as a going concern.

         Prior to the quarter ended September 30, 1997, our focus was generally on three markets: general Web site development, maintenance and hosting; rural or small market Internet service providers ("ISPs"); and healthcare information services and continuing medical education ("CME"). These activities were divided into three separate units early in 1997; the Business Resource Group ("BRG") for Web site-related activities; Community Access America ("CAA") for the ISP activities; and Healthcare for the CME and healthcare information activities.

         As an outgrowth of our BRG and CAA activities, and in recognition of the need to increase the availability of high-speed Internet access, our focus since mid-1997, our business has evolved to the development of online communities, particularly for broadband (high bandwidth or high data transmission capabilities) operators such as cable TV operators (wired and wireless), and on personal and organizational portals. This focus has resulted in the introduction of community-building products and services which include a wide range of online services that enable broadband operators' customers and others to generate online local content, create Web pages and conduct online commerce. Our revenues for these products and services include payments for hardware, software licenses, training and other implementation services and a percentage of advertising revenues as well as a percentage of fees paid by subscribers of our broadband operator customers in connection with e-commerce transactions which these subscribers conduct on the broadband operator's systems. We intend to focus our future efforts primarily on our community-building products and services for broadband operators and other ISPs; our consumer/personal portal products and services; our enterprise products and services for companies and organizations with dispersed operations, vendors or constituents; our online educational products and services; and our financial services for financial institutions having less than $500 million in assets.

         During November 1997, we announced to certain of our customers that we were terminating specific types of Web site development, maintenance and hosting activities and began to transition this business to other companies. We have ceased Web site development activities which are not related to the development of products for our community, consumer, enterprise, education and financial products and services. In addition, during October 1997, we licensed our MD Gateway Web site to Medical Education Collaborative ("MEC") and are no longer developing products for the healthcare market. In the future, revenues from the healthcare market are expected to be limited to license fees received from MEC in connection with the use of MD Gateway. Revenues for the products and services that we are no longer offering represented $905,649 of our revenues during the year ended December 31, 1997, representing 32% of the total revenues for such period. For the year ended December 31, 1998, revenues from these activities were insignificant.

         During 1998, we implemented a new pricing structure for our broadband community-building products and services whereby we supply our content and community-building products and services and the operator provides the infrastructure and channel for distribution of high-speed Internet access services. This new structure results in a lower front-end cost for the operator, in consideration for which we expect to receive a higher percentage of advertising and transaction fees received from the broadband operator's subscribers. We will require additional working capital and will realize substantially lower initial revenues in connection with the sale of our broadband community-building products and services, as we will, under this structure, be providing our products and services primarily for a percentage of future revenues rather than license and service fees. We expect that this pricing strategy will result in higher revenues in the future as broadband operators' Internet subscriber bases grow. In addition, we intend to continue to incur significant capital expenditures and operating expenses in order to continue development and expansion of our products and services and to market our products and services to an expanding base of potential customers. As a result, we expect to incur additional substantial operating and net losses during 1999 and for one or more years thereafter. There can be no assurance that such expenditures will result in increased revenue and/or customers. In addition, we expect that our net revenues will decrease during the first six to nine months of 1999 compared to the similar periods in 1998 as we continue to transition our business and to develop the customer base required to attract paid advertising and e-commerce opportunities.

         Based on applicable current accounting standards, we estimate that we will be required to record a non-operating expense of approximately $4,200,000 during the first quarter of 1999 in connection with the private placement of $3,000,000 principal amount of our Series C preferred stock. In addition, if we exercise our option to sell an additional $2,000,000 principal amount of our Series C preferred stock, we may incur similar non-operating expense in excess of $2,000,000 at the time of the sale. Non-operating expenses of approximately $4,800,000 were charged to earnings in connection with the private placement of preferred stock during 1998. While these charges do not affect our operating losses or working capital, they do result in a decrease in our net income available to common stockholders. Additionally, we recorded a non-cash charge for preferred stock dividends during 1998 of approximately $329,000.

Results of Operations

     We have revised certain factors used in determining the amounts to be accreted related to issuances of our 10% and 5% Preferred Stock as well as the period for the accretion of the 5% Preferred Stock. These revisions and their impact on unaudited quarterly amounts are presented below.

                                                          Three Months Ended
                                                               March 31,
                                                    ------------------------------
                                                    As Reported         As Revised
                                                    (Unaudited)         (Unaudited)
                                                    ------------      ------------
Net loss                                              (1,488,709)       (1,488,709)
Preferred stock dividends                                 62,399            62,399
Accretion of preferred stock to redemption value         145,334           418,696 (a)
                                                    ------------      ------------
Net loss available to common stockholders           $ (1,696,442)     $ (1,969,804)
                                                    ============      ============
Loss per share, basic and diluted                   $      (0.51)     $      (O.59)
                                                    ============      ============
Weighted average shares outstanding                    3,335,687         3,335,687
                                                    ============      ============

(a) Increase in accretion of preferred stock to redemption value is due to the revision of discounts applied to common stock and common stock warrants issued in connection with the preferred stock private placements.

                                                Three Months Ended                    Six Months Ended
                                                     June 30,                             June 30,
                                        --------------------------------      ---------------------------------
                                         As Reported          As Revised       As Reported          As Revised
                                         (Unaudited)         (Unaudited)       (Unaudited)          (Unaudited)
                                        -------------       ------------      ------------         ------------
Net loss                                   (1,638,472)        (1,638,472)       (3,127,181)          (3,127,181)
Preferred stock dividends                      80,585             80,585           142,984              142,984
Accretion of preferred stock to
  redemption value                            848,646          1,818,564 (b)       993,980            2,237,260(b)
                                        -------------       ------------      ------------         ------------
Net loss, available to common
  stockholders                          $  (2,567,703)      $ (3,537,621)     $ (4,264,145)        $ (5,507,425)
                                        =============       ============      ============         ============
Loss per share, basic and diluted       $       (0.75)      $      (1.03)     $      (1.26)        $      (1.62)
                                        =============       ============      ============         ============
Weighted average shares outstanding         3,446,131          3,446,131         3,390,909            3,390,909
                                        =============       ============      ============         ============

(b) Increase in accretion of preferred stock to redemption value due to the revision of discounts applied to common stock and common stock warrants issued in connection with preferred stock private placements and the revision of the accretion period for the preferred stock.


                                           Three Months Ended             Nine Months Ended
                                              September 30,                 September 30,
                                       --------------------------    ---------------------------
                                        As Reported   As Revised       As Reported   As Revised
                                        (Unaudited)   (Unaudited)      (Unaudited)   (Unaudited)
                                       ------------   -----------    -------------  -----------
Net loss                                 (2,091,211)   (2,091,211)      (5,218,392)  (5,218,392)
Preferred stock dividends                   100,635       100,635          243,619      243,619
Accretion of preferred stock to
 redemption value                         1,691,209       472,800 (c)    2,685,189    2,710,060 (c)
                                       ------------   -----------    -------------  -----------
Net loss available to common
 stockholders                          $ (3,883,055)  $(2,664,646)   $  (8,147,200) $(8,172,071)
                                       ============   ===========    =============  ===========
Loss per share, basic and diluted      $      (1.09)  $     (0.75)   $       (2.37) $    (2.38)
                                       ============   ===========    =============  ===========
Weighted average shares outstanding       3,566,951     3,566,951        3,436,922    3,436,922
                                       ============   ===========    =============  ===========

(c) Increase in accretion of preferred stock to redemption value due to the revision of discounts applied to common stock and common stock warrants issued in connection with preferred stock private placements and the revision of the accretion period for the preferred stock.

     The following table sets forth for the periods indicated the percentage of net sales by items contained in the statements of operations. All percentages are calculated as a percentage of total net sales, with the exception of cost of services and cost of hardware and software which are calculated as a percentage of service sales and hardware and software sales, respectively.

                                                                         For the Year Ended December 31,
                                                        --------------------------------------------------------------------
                                                              1998                       1997                       1996
                                                        --------------             -------------               -------------
Net sales:
 Service sales                                                30.6%                      60.0%                      77.9%
 Hardware and software sales                                  69.4%                      40.0%                      22.1%
                                                        --------------             -------------               -------------
   Total net sales                                           100.0%                     100.0%                     100.0%
Cost of sales:
 Cost of services
 (as percentage of service sales)                             79.5%                      61.0%                      63.7%
 Cost of hardware and software
 (as percentage of hardware and software sales)               82.0%                      87.0%                      72.8%
                                                        --------------             -------------               -------------
   Total cost of sales                                        81.3%                      71.4%                      65.7%
Gross margin                                                  18.7%                      28.6%                      34.3%
                                                        --------------             -------------               -------------
Operating expenses:
 Sales and marketing expenses                                156.0%                      42.9%                      43.8%
 Product development expenses                                 79.5%                      39.7%                      32.0%
 General and administrative expenses                         410.2%                      65.8%                      61.8%
 Depreciation and amortization expenses                       49.8%                       7.1%                       7.4%
                                                        --------------             -------------               -------------
       Total operating expenses                              695.5%                     155.5%                     145.0%
Loss from operations                                       (676.8)%                   (126.9)%                   (110.7)%
                                                        --------------             -------------               -------------
Net loss                                                   (668.0)%                   (120.9)%                    (98.3)%
Preferred stock dividends                                   (20.7)%                         -                          -
Accretion of preferred stock to redemption value           (258.6)%                         -                          -
Accretion of preferred stock for guaranteed return
 in excess of redemption value                              (44.5)%                         -                          -
                                                        --------------             -------------               -------------
Net loss available to common stockholders                  (991.8)%                   (120.9)%                    (98.3)%
                                                        =============              =============               =============


Twelve Months Ended December 31, 1998 and 1997.


     Net sales for the twelve months ended December 31, 1998 totaled $1,589,380, including $485,663 for service sales and $1,103,717 for hardware and software sales. This represents a decrease of 43% below 1997 net sales of $2,791,556, which consisted of $1,674,198 for service sales and $1,117,358 for hardware and software sales. We had four customers representing 71% of sales and four customers representing 47% of sales for the years ended December 31, 1998 and 1997, respectively. The decrease in sales for the 1998 period compared to the 1997 period was due to the reduction of certain of our Web site development, maintenance and hosting activities during the fourth quarter of 1997 and due to a new revenue-based pricing structure for our products and services for broadband operators. During the second quarter of 1998, we implemented a new pricing structure for these products and services whereby we supply any required equipment and the products and services and the customer is not required to pay any significant fees upon the delivery of such items. This structure results in a lower front-end cost for the operator and lower initial revenues for us, in consideration for which we expect to receive a higher percentage of advertising and transaction fees received from the broadband operators' subscribers. We anticipate that our near-term revenues will be less as a result of the implementation of this new pricing strategy, but that our future revenues will be higher as the subscriber base for Internet access for our broadband operator customers grows.

    Cost of sales as a percentage of net sales was 81.3% for the twelve month 1998 period and 71.4% for the comparable 1997 period.

          Service Sales - Cost of service sales increased in the 1998 period as a percentage of service sales as the mix of sales changed from custom Web page development, hosting and maintenance activities, which were at higher margins, to transactional services, such as e-banking, our Re/MAX Main Street product, and our i2u/WEBBbuilder products, which were at lower margins. We incurred development expenses to assist our i2u/WEBBbuilder customers in enabling and launching their sites, which included charges such as help desk set-up fees, credit card processing set-up fees, and costs associated with integrating the billing system through the Internet, totaling $49,100 related to the Re/Max Main Street product, and also provided programming services to our e-banking customer at discounts, which contributed to lower gross margins on service sales. In addition, the increase in cost of service sales in the 1998 period reflect an increase in direct costs, such as telephone line costs (on a per customer basis) related to the our Internet connectivity business coupled with decreasing revenues from that activity as we are selling these services to fewer customers as a result of our decision to emphasize our Internet content services.

          Hardware and Software Sales - Cost of hardware and software sales increased in the 1998 period as a percentage of hardware sales because we sold equipment to existing customers at lower margins.

     Sales and marketing expenses were $2,479,029 for the twelve months ended December 31, 1998, compared to $1,197,038 for the 1997 period. Sales and marketing expenses as a percentage of net sales increased from 42.9% in 1997 to 156.0% in 1998. During the 1998 period, we incurred new market development costs associated with developing our i2u/WEBBbuilder business. These costs consist of expenses incurred by us, principally labor, travel and other third-party costs such as software licenses, in connection with getting our customer's ISP presence established, including design and branding of the customer's Internet start page, developing local area content, and assisting our customers in developing our Internet business presence. We also incurred costs in the 1998 period associated with opening international markets, principally in Mexico and Argentina, costs associated with developing sales collateral materials, including brochures and PC based presentation software as well as additional compensation expense as a result of employing more experienced sales people.

     Product development expenses were $1,264,287 for the twelve months ended December 31, 1998, compared to $1,108,456 for the 1997 period. Product development expense as a percentage of net sales increased from 39.7% in 1997 to 79.5% in 1998. We capitalized $281,776 of development costs during 1998 and $124,097 during 1997 related to the development of our i2u/WEBBbuilder product offerings. (See discussion below regarding depreciation and amortization.) During 1998, we continued developing our i2u/WEBBbuilder products and services, reflected by our release of i2u/WEBBbuilder software versions through 2.0, including the development of e-commerce and the integration of DCI's CommunityWare(R) with our i2u/WEBBbuilder software. During 1997, we developed our initial i2u product, wireless cable capabilities, and initial product offerings targeted at the CME segment of the healthcare market. We expect product development expenses to continue to increase during 1999 as we continue to develop our products and services.

          General and administrative expenses were $6,519,441 for the twelve months ended December 31, 1998, compared to $1,837,330 for the 1997 period. General and administrative expenses as a percentage of net sales increased from 65.8% in 1997 to 410.2% in 1998. During the 1998 period, we recorded non-cash charges of $2,870,628 for grants of common stock and options and warrants to purchase common stock to non-employees in exchange for services, including $1,925,000, which we incurred during the fourth quarter of the year to enhance our activities in corporate finance, mergers and acquisitions, and public and investor relations. We also added (in the aggregate) nine individuals in 1998 in the finance, strategic development, and network operations areas to support our business segments, and we incurred costs in connection with the administration of our operating segments, including additional personnel costs, particularly for our Chief Operating Officer, as well as administration of our financial services business segment. Additionally, in the 1998 period we incurred costs of $179,562 in connection with unsuccessful business acquisition efforts and accounting, legal and other expenses associated with capital raising activities.

          Depreciation and amortization was $791,155 for the twelve months ended December 31, 1998, compared to $198,788 for the 1997 period. During the 1998 period, we fully amortized our i2u/WEBBbuilder software costs and recorded $401,737 of amortization expense. (See Note 5 of the Notes to Financial Statements.) We also recorded more depreciation expense as a result of an increase in fixed assets, including our e-banking service bureau based solution, and equipment and software to support our i2u/WEBBbuilder development and testing.

          Interest income was $139,806 during the twelve-month period ended December 31, 1998, compared to $168,298 for the 1997 period. During the 1998 period, we utilized more of our cash reserves to fund our operations, which resulted in less cash available for investment in interest bearing securities. We also recorded interest income on the note receivable to DCI, which partially offset the decrease in interest income from our cash investments. Our investments consist of corporate bonds and cash equivalents.

          Net losses allocable to common stockholders were $15,762,372 for the twelve-month period ended December 31, 1998 compared to $3,375,279 for the 1997 period. During the 1998 period, we recorded non-operating expenses for preferred stock dividends and accretion of preferred stock to redemption value of $329,120 and $4,110,060, respectively. In addition, during 1998 we recorded $706,929 of accretion of preferred stock for the guaranteed return in excess of the redemption value. Additionally, the increase in losses reflect expenses in sales and marketing, product development, and general and administrative areas that have increased at a faster rate than net sales. This is due to the time lag associated with product development and market introduction as well as the long sales cycle for most of our products and services. We expect to continue to experience increased operating expenses and capital investments during 1999, as we continue to develop new product offerings and the infrastructure required to support our anticipated growth. We believe that, initially, these expenses will be greater than increases in net sales. We expect to report operating and net losses for 1999 and for one or more years thereafter.

Twelve Months Ended December 31, 1997 and 1996.

     Net sales for the twelve months ended December 31, 1997 totaled $2,791,556, including $1,674,198 for service sales and $1,117,358 for hardware and software sales. This represents an increase of 93% above 1996 net sales of $1,445,042, which consisted of $1,125,617 for service sales and $319,425 for hardware and software sales. We had one customer representing 26% of sales and one customer representing 14% of sales for the year ended December 31, 1997. In 1996, one customer accounted for sales in excess of 10% of net sales. The increase in sales for the 1997 period compared to 1996, was due to the expanded development of our i2u product and service offerings, and to a substantial increase in marketing and sales efforts in the broadband market. The sales increase includes Web site development revenue from three customers associated with electronic commerce, initial revenue from an online banking service bureau application and sales of the i2u product, including hardware, software and consulting services to a South American cable provider and a large domestic wireless operator.

          Cost of sales as a percentage of net sales was 71.4% for the twelve month 1997 period and 65.7% for the comparable 1996 period. Cost of sales on hardware and software sales are generally higher than on service sales. Therefore, our overall gross profit margin is higher during periods when service sales are a greater percentage of total net sales. Sales of hardware and software as a percent of total sales increased significantly over the 1996 period, which contributed to the higher overall cost of sales. The higher cost of sales on hardware and software for the 1997 period was due to equipment sales to larger customers, which were at lower margins.

          Sales and marketing expenses were $1,197,038 for the twelve months ended December 31, 1997 and $633,025 for the twelve months ended December 31, 1996. Sales and marketing expenses as a percentage of net sales decreased slightly from 43.8% in 1996 to 42.9% in 1997. The increase in dollars spent during the 1997 twelve-month period was due to the hiring of new sales and marketing personnel and associated expenditures. We also developed initial marketing materials, began lead generation activity, and began to sell our i2u and CME products and services. In addition, we entered into an agreement with Telemedical Systems Integration, Inc. (TMED) during the fourth quarter of 1996 to serve as our primary sales group for our healthcare products. We incurred significant expenses during the early part of the twelve-month period ended December 31, 1997 related to initial training of and lead generation for this sales force. During the last quarter of the 1997 period, we incurred expenses associated with marketing and trade shows directed towards the wireless cable market and began to market our i2u products and services to markets outside of the United States.

          Product development expenses were $1,108,456 for the twelve months ended December 31, 1997, compared to $462,108 for the 1996 period. Product development expense as a percentage of net sales increased from 32.0% in 1996 to 39.7% in 1997. The increase in these expenses, as well as the increase as a percentage of net sales during the 1997 period, reflect the continued development of our products and services. Product development expenses during the 1997 period included the completion of the initial development of our i2u product, addition of wireless cable capabilities, and initial product offerings targeted at the CME segment of the healthcare market. Product development expenses during the 1996 period included enhancements to the initial CAA product and early development of our WebQuest process.

          General and administrative expenses were $1,837,330 for the twelve months ended December 31, 1997, compared to $892,799 for the 1996 period. General and administrative expenses as a percentage of net sales increased from 61.8% in 1996 to 65.8% in 1997. The dollar and percentage increases reflect the development of our general and administrative infrastructure, including finance, accounting, business development and investor relations capabilities, as well as additional expenses related to being a public company. In addition, during the latter part of the twelve-month period ended December 31, 1997, we incurred expenses and developed capabilities to enter into the international market for our i2u products and services.

          Depreciation and amortization was $198,788 for the twelve months ended December 31, 1997, compared to $106,814 for the 1996 period. This increase reflects the increase in fixed assets and equipment to support higher levels of Web site and Internet access services, i2u development and testing as well as to support the growth in the number of employees.

          Interest income was $168,298 during the twelve-month period ended December 31, 1997, compared to $179,192 for the 1996 period. Upon completion of our initial public offering, we paid a portion of our outstanding debt resulting in a reduction of future interest expense and began earning interest income on the invested net proceeds.

          Net losses available to common stockholders were $3,375,279 for the twelve-month period ended December 31, 1997 compared to $1,420,432 for the 1996 period. The increase in losses in the 1997 period reflect expenses in the marketing and sales, product development, and general and administrative areas that have increased at a faster rate than net sales. This is due to the time lag associated with product development and market introduction as well as the long sales cycle for most of our products and services.

Liquidity and Capital Resources

          As of December 31, 1998, we had cash and cash equivalents of $698,339 and working capital of $877,091, and a working capital deficit of $(249,100) excluding the note receivable from DCI and deferred acquisition costs. We financed our operations and capital equipment expenditures in 1998 primarily through private sales of preferred stock resulting in net proceeds of $4,164,286. See Note 7 of Notes to Financial Statements for information regarding these sales of securities.

          During January 1999, we sold 3,000 shares of Series C Preferred Stock with a stated value of $1,000 per share, which resulted in net proceeds of $2,755,000. In connection with that transaction, we also have the right (subject to a related registration statement being declared effective by the Securities and Exchange Commission) to exercise a warrant to require the investor to purchase 2,000 additional shares of the Series C Preferred Stock, which would result in additional net proceeds of approximately $2,000,000. To date, we have not exercised this warrant.

In addition, during January 1999, an investor exercised the warrant to purchase common stock we issued in connection with the Series A Preferred Stock, which resulted in proceeds of $799,400.

          During the twelve months ended December 31, 1998, we purchased $481,427 of property and equipment. These purchases were primarily computer equipment, communications equipment, and software necessary to develop and demonstrate the recently introduced i2u/WEBBbuilder products as well as office furniture, the installation of a new accounting software system, and software for a second online banking service. In anticipation of future growth, including the implementation of our new pricing structure, we expect to invest a minimum of $1,000,000 during 1999 to purchase additional computer equipment, software and office equipment.

          Accounts receivable balances decreased from $701,330 at December 31, 1997 to $147,837 at December 31, 1998, due to in part to the implementation of our new pricing structure for our i2u/WEBBbuilder products and services for broadband operators and the collection of receivables from sales recorded in the fourth quarter of 1997. We use the percentage of completion method of revenue recognition for certain of our Web development services in which we record an asset for revenue earned but not billed. During the year ended December 31, 1998, we billed the remaining accrued revenue receivable resulting in a reduction of $143,543 from the December 31, 1997 balance. In connection with using the percentage of completion method, we record deferred revenue for amounts we receive from our customers for work we have yet to complete. As of December 31, 1998, our customers have paid us $100,600 for work we have yet to complete and which was recorded as a deferred revenue liability. Our hardware and software inventory consists of software licenses and computer hardware purchased by us for resale, which decreased from $235,441 at December 31, 1997 to $55,126 at December 31, 1998.

     Prepaid expenses decreased to $74,179 at December 31, 1998, from $249,510 at December 31, 1997, primarily due to receipt of items that we prepaid during December 1997 and the realization of a prepayment for a software license. The major portion of the remaining balance consists of prepaid insurance and January 1999 expenses that we paid in 1998. Deferred acquisition costs represent costs we incurred in connection with our proposed merger with DCI. Trade accounts payable and accrued liabilities at December 31, 1998, decreased to $873,901 from $969,937 at December 31, 1997, primarily due to a reduction in payables for equipment purchases to support inventory requirements for sales at the end of 1997 and sales that we anticipated for the early part of 1998.

     We believe that our cash and cash equivalents and working capital at December 31, 1998, plus the net proceeds of the offering of preferred stock that we completed during January 1999 will be adequate to sustain our operations through at least May 1999. In order to continue to finance our operations, we are pursing several funding possibilities. These funding activities are intended to raise the approximately $10 million of net proceeds we estimate will be required to sustain operations for the next twelve months and the additional approximately $15 million we estimate will be required to implement our business plan. First, we are pursuing various potential strategic relationships which, if consummated, could result in one or more significant investments by strategic partners. Second, in connection with our initial public offering during May 1996, warrants representing the right to acquire 632,500 shares of our common stock at $9.00 per share were issued to investors. These warrants expire on May 23, 1999, if not exercised prior thereto. In the event that all of the warrants were exercised for cash, we would receive in excess of $5.6 million in net proceeds. In lieu of exercising the warrants for cash, holders may utilize a "cashless exercise" option whereby they may apply the value of a portion of their warrants (i.e., the difference between the market value for our common stock and $9.00, the exercise price of the warrants) to pay the exercise price for the balance of the warrants to be exercised. Therefore, we are unable to predict the amount of net proceeds, if any, which we may receive upon exercise of the warrants. We have also initiated discussions with various potential private investors which could result in additional debt or equity investments and have begun discussions regarding a possible secondary offering of our securities during the fall of 1999. There can be no assurance that we will be successful in obtaining any additional equity or debt capital or that if such capital is available, that it will be available on acceptable terms. If we are unable to obtain the capital required to sustain our operations, we will be required to reduce or terminate certain of our operations which could have a material adverse affect on our operating results and financial condition. In its reports accompanying the audited financial statements for the years ended December 31, 1998 and 1997, our auditors, Arthur Andersen LLP, expressed substantial doubt about our ability to continue as a going concern.

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

     We have reviewed our internal software and hardware systems and believe they will function properly with respect to dates in the year 2000 and thereafter. We expect to incur no significant costs in the future for Year 2000 problems. Nonetheless, there can be no assurance in this regard until such systems are operational in the Year 2000. We are in the process of contacting all of our significant suppliers to determine the extent to which our systems are vulnerable to those third parties' failure to make their own systems Year 2000 compliant. As of the date of this report, we have completed a significant portion of this review and expect to complete it by the end of the second quarter of 1999. Based on the review to date, we believe our significant suppliers and vendors are Year 2000 compliant and that should any of them prove not to be Year 2000 compliant, we believe that it could find a replacement vendor or supplier which is Year 2000 compliant without significant delay or expense. However, the failure to correct material Year 2000 problems by our suppliers and vendors could result in an interruption in, or a failure of, certain of our normal business activities or operations. While our review has not identified any Year 2000 problems that will have a material impact on our business, due to the general uncertainty inherent in the Year 2000 problem, resulting from the uncertainty of the Year 2000 readiness of third-party suppliers and vendors and of our customers, we are unable to determine at this time that the consequences of Year 2000 failures will not have a material impact on our results of operations, liquidity or financial condition.

     Of our product offerings, the one that may be most impacted by Year 2000 problems or peoples' concern about potential Year 2000 problems, is our Financial Services product offering. We have recently entered into an agreement with CU Cooperative Systems, Inc., a national cooperative association representing over 500 credit unions. The services to be provided to the Cooperative's members are scheduled for introduction during the second half of 1999. Our Financial Services products are Year 2000 compliant, however, concerns about Year 2000 problems may cause individual cooperatives or their members to be reluctant to offer or to engage in e-banking transactions prior to the end of 1999. While we have not anticipated any significant income from the use of this prior to 2000, a delay in the implementation of the system by the Cooperative's members could result in a decrease in anticipated revenues for the product offering in 2000, particularly during the first six months of the year.

Item 7.  FINANCIAL STATEMENTS.

         See Financial Statements beginning on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Officers

         The directors and officers of OSS as of March 22, 1999 are as follows:


Name                                  Age        Director         Position
-----                                 ---        --------         --------
                                                 Since
                                                 -----
R. Steven Adams...............        46          1994            Chairman of the Board, President and Chief Executive
                                                                  Officer and a Director
William R. Cullen.............        57          1998            Chief Operating Officer and a Director
Thomas S. Plunkett............        45           ---            Chief Financial Officer
Paul E. Beckelheimer..........        52           ---            Senior Vice President-Business Development
Gwenael S. Hagan..............        38           ---            Senior Vice President-Strategic Development
Paul H. Spieker...............        55          1995            Vice President-Technical Operations and a Director
Andre Durand..................        31           ---            Senior Vice President-Product Development
Robert J. Lewis...............        68          1995            Director
Richard C. Jennewine..........        60          1996            Director

          R. Steven Adams, founder of OSS, has served as President, Chief Executive Officer and a director since our incorporation in March 1994. From 1985 to 1994, Mr. Adams was President-Sheridan Hotel Management, a full service hotel management company. Mr. Adams was the creator and founder of HotelNet, which was an online information system for the hospitality industry. Mr. Adams' experience includes software development, personal computer manufacturing and management of online information systems.

          William R. Cullen, has served as Chief Operating Officer and a director since March 1998. From May 1997 to March 1998, Mr. Cullen worked as a consultant to businesses in the cable industry. From April 1994 to May 1997, Mr. Cullen was Chairman and CEO of Access Television Network, Inc., a privately held company specializing in providing paid programming to local cable systems. From January 1992 to March 1994, Mr. Cullen was President and CEO of California News Channel, a programming project of Cox Cable Communications. From July 1984 to December 1991, Mr. Cullen was employed by United Artist Cable Corporation (and its predecessor United Cable Television Corporation) as Vice President of Operations and President of its subsidiary United Cable of Los Angeles, Inc., and as its Senior Vice President of the Southwest Division. Prior to joining United Artist Cable Corporation, Mr. Cullen was President of Tribune Company Cable of California, Inc. and CEO of its United-Tribune Cable of Sacramento joint venture, served as a top financial officer of three companies, and worked in banking.

          Thomas S. Plunkett, has served as Vice President-Chief Financial Officer of OSS since October 1996. From 1995 to 1996, Mr. Plunkett was the Vice President of Business Management at Maxtor Corporation, a manufacturer of disk drives. From 1994 to 1995, Mr. Plunkett was the Vice President of Operations for Hi-Tech Manufacturing, an electronic manufacturing services company. From 1992 to 1994, he was a Controller at Conner Peripherals, a manufacturer of disk drives. From 1989 to 1992, Mr. Plunkett served as Vice President and C.F.O. of Discovery Technologies, a manufacturer of high resolution medical image transmission equipment. Prior to joining Discovery Technologies, Mr. Plunkett held various senior operations and financial management positions with Miniscribe Corporation from 1982 to 1989.

          Paul E. Beckelheimer, joined OSS in June 1998 as Senior Vice President-Business Development. From September 1994 to June 1998, Mr. Beckelheimer served in various positions, most recently as Vice President-Operations, at American Telecasting, Inc., a wireless cable television systems operator. From October 1993 to September 1994, Mr. Beckelheimer served as General Manager-Houston Central for DCI Cablevision of Houston, Inc., a cable television systems operator. From November 1990 to August 1993, Mr. Beckelheimer served as Vice

President-Western Region of The Monitor Channel, a cable television channel company. Prior to joining The Monitor Channel, Mr. Beckelheimer was President and co-founder of Sterling Communications Incorporated, a cable television system operator, and worked in various operations positions for Rifkin and Associates, Communicom Cable Television, and United Cable Television Corporation.

          Gwenael S. Hagan, joined OSS in January 1998 as Senior Vice President of Strategic Development. From June 1996 to January 1998, Mr. Hagan served as Vice President of New Business Development with International Channel, a cable television network, where he was responsible for new revenue opportunities, both domestically and internationally, and developing and implementing strategies to increase revenue and position International Channel for growth via evolving digital cable and satellite platforms. From December 1994 to June 1996, Mr. Hagan served as the Internet Marketing Manager for Microsoft's western region. His work with Microsoft encompassed competitive strategy development, sales resource allocation, presentations and public relations. From March 1994 to December 1994, Mr. Hagan worked with Missing Link Communications, Inc., a developer of television programs to assist computers in buying personal computers. At Missing Link, Mr. Hagan was responsible for programming concepts and establishing alliances. Prior to that time, Mr. Hagan spent 11 years with Jones International, Ltd., a cable television operator and television network development company.

          Paul H. Spieker, has been Vice President-Technical Operations and a director of OSS since February 1995. From 1992 to 1994 Mr. Spieker was President of Business Regulatory Coalition-Colorado, a public affairs company responsible for policy formulation and activities primarily dealing with regulatory matters representing companies before the Colorado Public Utilities Commission. From 1991 to 1994, he was a private consultant primarily for businesses in voice and data communications. From 1990 to 1991, Mr. Spieker was President of Developers Cable Construction, a startup company providing contract construction services for residential developers and local telephone and cable companies. From 1987 to 1990, Mr. Spieker was employed by Volt Information Sciences, Inc., a New York based telecommunications company. Mr. Spieker was employed by US WEST Communications, Inc. and its predecessor from 1966 to 1987 and served in several senior management capacities, including the head of the strategic business unit which served large telephone customers in a seven state territory.

          Andre Durand, pending completion of the DCI Merger, Mr. Durand has been elected Senior Vice President-Product Development of OSS. Mr. Durand is the founder, President, Chief Executive Officer, Secretary and a Director of DCI. Mr. Durand is a regular guest speaker at computer fairs, conferences and expositions, and regularly contributes articles to trade publications discussing Internet technologies, trends and predictions. From January 1991 to January 1993, Mr. Durand was an auditor with KPMG Peat Marwick in Los Angeles, California. Mr. Durand holds two degrees from the University of California at Santa Barbara, one in Biology and one in Economics/Accounting.

          Robert J. Lewis, has been a director of OSS since February 1995. Mr. Lewis retired in October 1995 after having spent 37 years in the cable television industry as an owner and developer of cable systems and senior executive with several cable television companies. Beginning in March 1997, however, and continuing through the present, Mr. Lewis has been the General Partner and Chief Executive Officer of InterMedia Partners, an operator of cable systems in Kentucky, Tennessee, North Carolina, South Carolina, and Georgia. From 1987 until his retirement in 1995, Mr. Lewis was employed by Western Tele-Communications, Inc. ("TCI"), one of the largest cable television companies in the United States. Mr. Lewis served as a Senior Vice President of TCI from 1991 to 1993 and as a Senior Advisor to TCI from 1993 until his retirement in 1995.

          Richard C. Jennewine, has been a director of OSS since November 1996. From September 1995 to the present, Mr. Jennewine has been President-International Operations and Regional Manager-Western Operations for Computer Aid, Inc. a leader in strategic outsourcing and information services consulting. From December 1991 to February 1995, Mr. Jennewine served as the Senior Vice President of the CONCORD Group, a privately held entrepreneurial group of 40 international enterprises. From January 1994 to February 1995, he served as the President of the Concord Trading Corporation, a company focusing on trading and business ventures in Asia, Russia, the Middle East and South America. Prior to these positions, Mr. Jennewine spent 26 years with IBM

Corporation, including startup operations in mainland China. Mr. Jennewine is a director of Easter Seals of Colorado and is a member of the Corporate Management Committee of Computer Aid, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires OSS' directors and executive officers, and persons who own more than ten percent of a registered class of OSS' equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten-percent shareholders are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

          To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 1997, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were timely complied with except for the following:

Name of Individual                         Form        Number of Late Reports        Transactions Not Timely Reported
------------------                         ----        ----------------------        --------------------------------
R. Steven Adams                             5                    1                                  6
William R. Cullen                           3                    1                                  2
                                            5                    1                                  1
Thomas S. Plunkett                          5                    1                                  5
Paul E. Beckelheimer                        3                    1                                  1
                                            5                    1                                  1
Gwenael S. Hagan                            3                    1                                  2
                                            5                    1                                  4
Paul H. Spieker                             5                    1                                  5
Andre Durand                                3                    1                                  1
Robert J. Lewis                             5                    1                                  2
Richard C. Jennewine                        5                    1                                  1

Item 10.  EXECUTIVE COMPENSATION.

          The following table summarizes the annual compensation paid by OSS during years ended December 31, 1996, 1997, and 1998 to R. Steven Adams, the Chief Executive Officer of OSS as of December 31, 1998 and the officers of OSS, other than Mr. Adams, whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 1998.

                                                   SUMMARY COMPENSATION TABLE
                                                               Annual Compensation                   Long-Term Compensation
                                                -------------------------------------------------------------------------------
                                                     Salary            Bonus           Other                   Securities
Name and Principal Position                 Year       $                 $               $                 Underlying Options
---------------------------                 ----     ------            -----          ------              -------------------
 R. Steven Adams                            1998      $155,203           --             --                  175,250 shs. (1)
 President, Chief Executive Officer         1997      $120,217           --             --                        --
  and Director                              1996      $110,217           --             --                        --


 William R. Cullen (2)                      1998      $165,000           --       $271,494 (3)              160,000 shs.
 Chief Operating Officer                    1997         --              --             --                        --
                                            1996         --              --             --                        --

 Thomas S. Plunkett                         1998      $128,798        $25,000           --                   65,250 shs. (4)
 Chief Financial Officer                    1997      $103,642           --             --                   90,000 shs. (5)
                                            1996      $ 17,641           --             --                   60,000 shs.

 Gwenael Hagan (6)                          1998      $ 91,549        $13,800           --                   70,000 shs. (7)
 Senior Vice President-Product and          1997         --              --             --                        --
  Business Development                      1996         --              --             --                        --


 Michael Murphy                             1998      $100,203        $15,000           --                     250 shs.  (8)
 Vice President and General Manager         1997      $ 63,758           --             --                     75,000 shs.
  Financial Services                        1996         --              --             --                        --


 Edward Robinson                            1998      $ 99,842        $ 3,450           --                    4,250 shs. (9)
 Vice President Market Development          1997      $ 81,667           --             --                     50,000 shs.
                                            1996         --              --             --                        --

_______________
(1) Includes options for the purchase of 25,000 and 250 shares of common stock initially granted to Mr. Adams on June 3, 1998 and June 7, 1998, respectively, but repriced on November 20, 1998.
(2)  Mr. Cullen was hired as Chief Operating Officer in March, 1998.
(3) Includes 24,000 shares of common stock issued instead of cash compensation. These shares have an aggregate dollar value of $228,556 (determined by multiplying the last sale price of our common stock by the amount of common stock on the dates such shares were earned). Also includes amounts paid to Mr. Cullen for reimbursement of airfare expenses ($17,730) and other commuting expenses ($15,510).
(4) Includes options for the purchase of 250 shares of common stock initially granted to Mr. Plunkett on June 7, 1998 but repriced on November 20, 1998.
(5) Includes options for the purchase of 60,000 and 15,000 shares of common stock initially granted to Mr. Plunkett on October 4, 1996 and January 9, 1997, respectively, but repriced on May 20, 1997.
(6) Mr. Hagan was hired as Senior Vice President-Product and Business Development in January 1998.
(7) Includes options for the purchase of 250 shares of common stock initially granted to Mr. Hagan on June 7, 1998 but repriced on November 20, 1998.
(8) Represents options for the purchase of 250 shares of common stock initially granted to Mr. Murphy on June 7, 1998 but repriced on November 20, 1998.
(9) Includes options for the purchase of 250 shares of common stock initially granted to Mr. Robinson on June 7, 1998 but repriced on November 20, 1998.

OSS Stock Options

     The following tables summarize the stock option grants and exercises during 1998 to or by the named officers and the value of all options held by the named officers as of December 31, 1998. Unless otherwise noted, each of these stock options is exercisable in one-third increments on the 12th, 24th, and 36th month after the date of grant.

                                      OPTION GRANTS DURING YEAR ENDED DECEMBER 31, 1998
                                                                             Percent of Total Options
                                             Number of Securities               Granted to Employees      Exercise
                                             Underlying Options                 During Year Ended          Price      Expiration
Name                                              Granted                       December 31, 1998        ($/Share)       Date
-----                                             -------                       -----------------        ---------       ----
R. Steven Adams                                    100,000                                                $8.50        2/18/05
                                                    25,000 (1)(3)                                         $8.50         6/3/05
                                                       250 (2)                                            $8.50         6/7/03
                                                    50,000                                                $7.63       11/24/05
                                                 ---------
  Total                                            175,250                             12.4%

William R. Cullen                                   30,000                                                $6.81         2/9/05
                                                   100,000                                                $8.25        3/10/05
                                                    30,000                                                $7.63       11/24/05
                                                 ---------
  Total                                            160,000                             11.3%


Thomas S. Plunkett                                  30,000                                                $8.50        2/18/05
                                                    35,000                                                $4.00        10/8/05
                                                       250 (2)                                            $8.50         6/7/03
                                                 ---------
  Total                                             65,250                              4.6%

Gwenael Hagan                                       30,000                                                $8.50        2/18/05
                                                    39,750                                                $4.00        10/8/05
                                                       250 (2)                                            $8.50         6/7/03
                                                 ---------
                                                    70,000

Michael Murphy                                         250 (2)                            *               $8.50         6/7/03

Edward Robinson                                        250 (2)                                            $8.50         6/7/03
                                                     4,000                                                $7.63       11/24/05
                                                 ---------
  Total                                              4,250                                *

--------------------------------------------------------------------------------
*   Less than 1%.

(1) This option was originally granted on June 3, 1998 at an exercise price of $13.375 per share. This option was repriced to an exercise price of $8.50 per share on November 20, 1998.
(2) These options were originally granted on June 7, 1998 at an exercise price of $14.00 per share. These options were repriced to an exercise price of $8.50 per share on November 20, 1998.
(3)  This option was exercisable in full immediately upon grant.

                             AGGREGATED OPTION EXERCISES DURING YEAR ENDED DECEMBER 31, 1998 AND OPTION
                                                            VALUES AT DECEMBER 31, 1998
                                                                         Number of Securities            Value of Unexercised
                                   Shares                               Underlying Options at          In-The-Money Options at
                                  Acquired           Value               December 31, 1998             December 31, 1998 (2)
Name                             on Exercise      Realized (1)      Exercisable / Unexercisable     Exercisable / Unexercisable
----                             -----------     -------------   -----------------------------   -----------------------------
R. Steven Adams                       0              $0                   25,000 / 150,250             $112,250 / $719,875

William R. Cullen                     0              $0                      0 / 160,000                  $0 / $821,950

Thomas S. Plunkett                  5,000         $35,600                35,000 / 115,250             $682,200 / $735,375

Gwenael Hagan                         0              $0                   10,000 / 90,000              $65,000 / $623,875

Michael Murphy                     25,000        $278,000                    0 / 50,250                  $0 / $569,625

Edward Robinson                    16,667        $162,170                    0 / 37,583                  $0 / $401,621

_______________
(1) The value realized was determined by multiplying the number of shares exercised by the favorable difference between the exercise price per share and the closing bid price per share on the date of exercise.
(2) The value of unexercised in-the-money options was determined by multiplying the number of shares subject to such options by the favorable difference between the exercise price per share and $13.00, the closing bid price per share on December 31, 1998.

Board of Director Compensation

     The Board of Directors of OSS do not receive cash compensation for their services as directors of OSS, but they are reimbursed for their reasonable expenses in attending meetings of the Board of Directors. During 1998, we compensated Robert J. Lewis and Richard C. Jennewine for their services as consultants and issued to them options to purchase 42,500 and 32,5000 shares, respectively, of our common stock.

Change of Control Agreements

     We have entered into employment agreements with R. Steven Adams, William R. Cullen, Thomas S. Plunkett, and Gwenael Hagan which take effect only if a change of control of 30% or more of our outstanding voting stock occurs. If a change of control occurs, these agreements provide for the continued employment (at similar responsibility and salary levels) of the employee for a period of three years after the change of control. During this three year period, if OSS (or a successor entity) terminates the employee's employment without cause or if the employee terminates his employment for good reason, then OSS (or the successor entity) must pay a lump sum severance to the employee equal to three years salary (including bonus), accelerate the vesting of all outstanding options held by the employee and allow the employee to continue to participate in the benefit and welfare plans of OSS (or the successor entity) for a period of three years after the employment terminates.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information as to the name, address and stock holdings of each person known by OSS to be a beneficial owner of more than 5% of our common stock, its 10% Preferred Stock, or its Series C Preferred Stock as of and as to the name, address and stock holdings of certain officers, each director and nominee for election to the Board of Directors and by all executive officers, directors, and nominees, as a group, as of March 22, 1999 is set forth below. On March 29, 1999, we had 5,595,273 shares of our common stock outstanding. Except as indicated below, we believe that each such person has the sole (or joint with spouse) voting and investment powers with respect to such shares.

                                                  Common Stock                10% Preferred Stock         Series C Preferred Stock
                                        ------------------------------------------------------------------------------------------
              Name/Address                     Amount        Percent          Amount        Percent          Amount        Percent
                   of                       Beneficially       of          Beneficially       of          Beneficially       of
          Shareholder/Director                 Owned        Class (1)          Owned       Class (1)          Owned       Class (1)
----------------------------------------------------------------------------------------------------------------------------------

R. Steven Adams                              555,334 (2)        9.8%          None              --           None              --
1800 Glenarm Place, Suite 700
Denver, Colorado  80202

Lee E. Schlessman                             91,633 (3)        1.6%         60,000 (4)       70.6%          None              --
1301 Pennsylvania Street, Suite 800
Denver, Colorado 80203

Susan M. Duncan                               22,908 (5)        *            15,000 (6)       17.6%          None              --
2651 South Wadsworth Circle
Lakewood, Colorado 80227

Cal J. and Amanda Mae Rickel                   7,636 (7)        *             5,000            5.9%          None              --
P.O. Box 1076
Cortez, Colorado 81321

Southwest Contracting, Inc.                    7,636 (8)        *             5,000            5.9%          None              --
P.O. Box 719
Cortez, Colorado 81321

Arrow Investors II LLC                       462,321 (9)        8.3%          None              --            500            100%
One World Trade Center
Suite 4563
New York, New York  10048

John M. Liviakis                             362,850 (10)       6.5%          None              --           None              --
2420 K Street
Suite 220
Sacramento, California 95816

Paul H. Spieker                              193,000 (11)        3.4%          None              --           None              --
1800 Glenarm Place, Suite 700
Denver, Colorado  80202

Thomas S. Plunkett                            65,250 (12)        1.2%          None              --           None              --
1800 Glenarm Place, Suite 700
Denver, Colorado  80202


William R. Cullen                           67,333 (13)             1.2%          None             --           None        --
1800 Glenarm Place, Suite 700
Denver, Colorado  80202

Gwenael Hagan                               20,250 (14)              *            None             --           None        --
1800 Glenarm Place, Suite 700
Denver, Colorado  80202

Michael Murphy                              25,250 (15)              *            None             --           None        --
1800 Glenarm Place, Suite 700
Denver, Colorado  80202

Edward Robinson                             16,916 (16)              *            None             --           None        --
1800 Glenarm Place, Suite 700
Denver, Colorado  80202

Robert J. Lewis                             85,703 (17)             1.5%          None             --           None        --
1800 Glenarm Place, Suite 700
Denver, Colorado  80202

Richard C. Jennewine                        50,000 (18)              *            None             --           None        --
1800 Glenarm Place, Suite 700
Denver, Colorado  80202

Directors and Executive Officers as a    1,039,370 (19)            17.5%          None             --           None        --
 Group (8 persons)


   -----------------------
   *   Less than one percent of shares outstanding.

   (1) In calculating percentage ownership, all shares of Common stock which a named shareholder has the right to acquire within 60 days from the date of this report upon exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of common stock owned by that shareholder, but are not deemed to be outstanding for the purpose of computing the percentage of common stock owned by any other shareholders. No options or warrants to acquire either the 10% Preferred Stock or Series A Preferred Stock are outstanding.
   (2) Includes options for the purchase of 58,334 shares of common stock, but excludes options for the purchase of 116,916 shares of common stock that are not exercisable during the next 60 days.
   (3) Includes 67,633 shares of common stock issuable upon the conversion of shares of 10% Preferred Stock, including accrued but unpaid dividends thereon, if such conversion occurred as of the close of business on March 22, 1999 plus 24,000 shares issuable upon the exercise of warrants to purchase shares of common stock at a per share exercise price of $15.00. Upon the actual conversion of the 10% Preferred Stock, the number of shares into which the 10% Preferred Stock is convertible may be more or less than 67,633 shares, but in no event will be less than 60,000 shares. Pursuant to the terms of the 10% Preferred Stock, on March 22, 1999 the conversion price was approximately $9.95. Also includes shares of common stock beneficially owned by (i) The Schlessman Family Foundation and (ii) persons who have granted Mr. Schlessman a power of attorney with respect to such shares.
   (4) Includes 5,000 shares of 10% Preferred Stock owned by The Schlessman Family Foundation. Also includes 15,000 shares of 10% Preferred Stock owned by persons who have granted Mr. Schlessman a power of attorney with respect to such shares.
   (5) Includes 16,908 shares of common stock issuable upon the conversion of shares of 10% Preferred Stock, including accrued but unpaid dividends thereon, if such conversion occurred as of the close of business on March 22, 1999 plus 6,000 shares issuable upon the exercise of warrants to purchase shares of common stock at a per share exercise price of $15.00. Upon the actual conversion of the 10% Preferred Stock, the number of shares into which the 10% Preferred Stock is convertible may be more or less than 16,908 shares, but in no event will be less than 15,000 shares. Pursuant to the terms of the 10% Preferred Stock, on March 22, 1999 the conversion price was approximately $9.95. Also includes shares of common stock beneficially owned by the Susan M. Duncan Irrevocable Gift Trust.
   (6) Includes 10,000 shares of 10% Preferred Stock owned by the Susan M. Duncan Irrevocable Gift Trust.
   (7) Includes 5,636 shares of common stock issuable upon the conversion of shares of 10% Preferred Stock, including accrued but unpaid dividends thereon, if such conversion occurred as of the close of business on March 22, 1999 plus 2,000 shares issuable upon the exercise of a warrant to purchase shares of common stock at a per share exercise price of $15.00. Upon the actual conversion of the 10% Preferred Stock, the number of shares into which the 10% Preferred Stock is convertible may be more or less than 5,636 shares, but in no event will be less than 5,000 shares. Pursuant to the terms of the 10% Preferred Stock, on March 22, 1999 the conversion price was approximately $9.95.
   (8) Includes 5,636 shares of common stock issuable upon the conversion of shares of 10% Preferred Stock, including accrued but unpaid dividends thereon, if such conversion occurred as of the close of business on March 22, 1999 plus 2,000 shares issuable upon the exercise of a warrant to purchase shares of common stock at a per share exercise price of $15.00. Upon the actual conversion of the 10% Preferred Stock, the number of shares into which the 10% Preferred Stock is convertible may be more or less than 5,636 shares, but in no event will be less than 5,000 shares. Pursuant to the terms of the 10% Preferred Stock, on March 22, 1999 the conversion price was approximately $9.95.
   (9) Includes 129,757 shares issuable upon the conversion of the Series C Preferred Stock if such conversion occurred as of the close of business on March 22, 1999. Upon the actual conversion of the Series C Preferred Stock, the number of shares into which the Series C Preferred Stock is convertible may be more or less than 129,757 shares, but in no event will be less than 24,213 shares. Pursuant to the terms of the Series C Preferred Stock, on March 22, 1999 the conversion price was approximately $11.65. Also includes 100,000 shares issuable to affiliates of Arrow Investors II LLC upon the exercise of warrants to purchase shares at a per share exercise price of $16.33.
   (10) Includes 352,850 shares owned by Liviakis Financial Communications, Inc. Mr. Liviakis, together with his spouse, owns all of the outstanding securities of Liviakis Financial Communications, Inc.
   (11) Includes options for the purchase of 50,000 shares of common stock, but excludes options for the purchase of 40,250 shares of common stock that are not exercisable during the next 60 days.
   (12) Includes options for the purchase of 65,250 shares of common stock, but excludes options for the purchase of 105,250 shares of common stock that are not exercisable during the next 60 days.
   (13) Includes options for the purchase of 43,333 shares of common stock, but excludes options for the purchase of 116,667 shares of common stock that are not exercisable during the next 60 days.
   (14) Includes options for the purchase of 20,250 shares of common stock, but excludes options for the purchase of 80,000 shares of common stock that are not exercisable during the next 60 days.
   (15) Includes options for the purchase of 25,250 shares of common stock, but excludes options for the purchase of 25,000 shares of common stock that are not exercisable during the next 60 days.
   (16) Includes options for the purchase of 16,916 shares of common stock, but excludes options for the purchase of 20,667 shares of common stock that are not exercisable during the next 60 days.
   (17) Includes options and warrants for the purchase of 58,333 shares of common stock, but excludes options for the purchase of 19,167 shares of common stock that are not exercisable during the next 60 days.
   (18) Includes options for the purchase of 50,000 shares of common stock, but excludes options for the purchase of 32,500 shares of common stock that
   (19) Includes options and warrants for the purchase of 345,750 shares of common stock, but excludes options for the purchase of 570,750 shares of common stock that are not exercisable during the next 60 days.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During November 1997, we licensed our MD Gateway Web site and related equipment and software to Medical Education Collaborative, a nonprofit company formed by Charles P. Spickert, a former director of OSS. We licensed MD Gateway to MEC in connection with our strategic decision to focus our activities on non-healthcare related activities. The license agreement provides that MEC will pay us a license fee of 35% of revenues in excess of certain MEC expenses related to MD Gateway services.

     Our principal offices are located in a building managed by Sheridan Management Company prior to July 7, 1998 and owned by one of its affiliates. R. Steven Adams' spouse is a vice president of Sheridan Management Company. The current base monthly rental is $18,209.

     Robert J. Lewis, one of our directors, is the general partner and chief executive officer of, InterMedia Partners, one of our broadband customers. InterMedia is an operator of cable systems in Kentucky, Tennessee, North
Carolina,  South Carolina, and Georgia.    We entered into a contract during
August 1997, as amended, pursuant to which we provide our products and services to several of InterMedia's markets. The expiration dates of the contracts and related amendments range from August 1999 to July 2000. We earn revenue from the sale of computer hardware and third party software, engineering fees, equipment installation fees, and royalties from subscriber Internet access and content fees. We recognized revenue in connection with these contracts totaling $185,768 and $47,092 for the years ended December 31, 1998 and 1997, respectively. Included in accounts receivable at December 31, 1998 and 1997 are amounts due from InterMedia totaling $22,925 and $2,052, respectively.

     We believe that the transactions summarized above are on terms no less favorable than could be obtained from unaffiliated third parties. The Board of Directors has determined that any transactions with officers, directors or principal shareholders will be approved by the disinterested directors and will be on terms no less favorable than could be obtained from an unaffiliated third party. The Board of Directors will obtain independent counsel or other independent advice to assist in that determination.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) For Financial Statements filed as a part of this Report, reference is made to "Index to Financial Statements" on page F-1 of this Report. For a list of Exhibits filed as a part of this Report, see Exhibit Index page following Audited Financial Statements and Notes thereto.

(b) During the last quarter of the period covered by this Report, we did not file any reports on Form 8-K.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ONLINE SYSTEM SERVICES, INC.

Date:  April 9, 1999                  By /s/ R. Steven Adams
                                         --------------------------------------
                                             R. Steven Adams, President and
                                             Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ R. Steven Adams                                              April 9, 1999
------------------------------------------------
R. Steven Adams,
(President, Chief Executive Officer and a Director)


/s/ Thomas Plunkett                                              April 9, 1999
------------------------------------------------
Thomas Plunkett
(Chief Financial Officer)


/s/ Stuart Lucko                                                 April 9, 1999
------------------------------------------------
Stuart Lucko
(Controller)


/s/ William R. Cullen                                            April 9, 1999
------------------------------------------------
William R. Cullen
(Director)


/s/ Robert J. Lewis                                              April 9, 1999
------------------------------------------------
Robert J. Lewis
(Director)


/s/ Richard C. Jennewine                                         April 9, 1999
------------------------------------------------
Richard C. Jennewine
(Director)

ITEM 7.  FINANCIAL STATEMENTS.



                         ONLINE SYSTEM SERVICES, INC.
                         ----------------------------


                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

                                                                                     Page
                                                                                     ----
Report of Independent Public Accountants                                             F-2


Balance Sheets as of December 31, 1998 and 1997                                      F-3

Statements of Operations for the Years Ended December 31, 1998 and 1997              F-4

Statements of Stockholders' Equity for the Years Ended December 31, 1998 and 1997    F-5

Statements of Cash Flows for the Years Ended December 31, 1998 and 1997              F-6

Notes to Financial Statements                                                        F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Online System Services, Inc.:

We have audited the accompanying balance sheets of ONLINE SYSTEM SERVICES, INC. (a Colorado corporation) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online System Services, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

                                                             ARTHUR ANDERSEN LLP

Denver, Colorado,
March 10, 1999.

                         ONLINE SYSTEM SERVICES, INC.
                                BALANCE SHEETS

                                                                                                  DECEMBER 31,
                                                                               -----------------------------------------------
                                                                                        1998                        1997
                                                                               --------------------        -------------------
                         ASSETS
Current assets:
  Cash and cash equivalents                                                    $            698,339        $         3,680,282
  Accounts receivable, net (Note 2)                                                         147,837                    701,330
  Accrued revenue receivables                                                                     -                    143,543
  Note and accrued interest receivable (Note 3)                                             896,787                          -
  Inventory, net                                                                             55,126                    235,441
  Prepaid expenses                                                                           74,179                    249,510
  Deferred acquisition costs                                                                229,404                          -
  Short-term deposits                                                                       101,441                     77,372
                                                                               --------------------        -------------------
              Total current assets                                                        2,203,113                  5,087,478

Property and equipment, net (Note 4)                                                      1,178,628                  1,015,632
Capitalized software costs, net (Note 5)                                                          -                    122,029
Other assets                                                                                  3,535                    101,352
                                                                               --------------------        -------------------
              Total assets                                                     $          3,385,276        $         6,326,491
                                                                               ====================        ===================
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                     $            873,901        $           969,937
  Accrued salaries and payroll taxes payable                                                329,755                    216,493
  Current portion of capital leases payable (Note 6)                                         21,766                     23,555
  Customer deposits and deferred revenue                                                    100,600                      9,321
                                                                               --------------------        -------------------
              Total current liabilities                                                   1,326,022                  1,219,306

Capital leases payable (Notes 6 and 12 )                                                     39,915                        585
Commitments and contingencies (Notes 1 and 12)
Stockholders' equity (Note 7):
  Preferred stock, no par value, 5,000,000 shares authorized:
     10% redeemable, convertible preferred stock, 10% cumulative return; 245,000 shares issued and outstanding, including dividends
         payable of $241,172 and none, respectively                                       2,691,172                  1,226,376

     Series A redeemable, convertible preferred stock, 5% cumulative return; 1,400 and none issued and outstanding, respectively,
         including dividends payable of $10,164 and none, respectively                    1,410,164                          -

  Common stock, no par value, 20,000,000 shares authorized,
         4,642,888 and 3,315,494 shares issued and outstanding,                          16,410,300                  8,726,554
         respectively
  Warrants and options                                                                    2,281,832                    165,427
  Accumulated  deficit                                                                  (20,774,129)                (5,011,757)
                                                                               --------------------        -------------------
              Total stockholders' equity                                                  2,019,339                  5,106,600
                                                                               --------------------        -------------------
              Total liabilities and stockholders' equity                       $          3,385,276        $         6,326,491
                                                                               ====================        ===================

 The accompanying notes to financial statements are an integral part of these balance sheets.

                         ONLINE SYSTEM SERVICES, INC.
                           STATEMENTS OF OPERATIONS



                                                                                                    YEAR ENDED
                                                                                                   DECEMBER 31,
                                                                                 ----------------------------------------------
                                                                                          1998                       1997
                                                                                 --------------------         -----------------
Net sales:
     Service sales                                                               $           485,663          $       1,674,198
     Hardware and software sales                                                           1,103,717                  1,117,358
                                                                                 -------------------          -----------------
                                                                                           1,589,380                  2,791,556
                                                                                 -------------------          -----------------
Cost of sales:
     Cost of services                                                                        386,303                  1,021,261
     Cost of hardware and software                                                           905,234                    972,260
                                                                                 -------------------          -----------------
                                                                                           1,291,537                  1,993,521
                                                                                 -------------------          -----------------
     Gross margin                                                                            297,843                    798,035
                                                                                 -------------------          -----------------
Operating expenses:
     Sales and marketing expenses                                                          2,479,029                  1,197,038
     Product development expenses                                                          1,264,287                  1,108,456
     General and administrative expenses                                                   6,519,441                  1,837,330
     Depreciation and amortization                                                           791,155                    198,788
                                                                                 -------------------          -----------------
                                                                                          11,053,912                  4,341,612
                                                                                 -------------------          -----------------
     Loss from operations                                                                (10,756,069)                (3,543,577)
Interest income, net                                                                         139,806                    168,298
                                                                                 -------------------          -----------------
Net loss                                                                                 (10,616,263)                (3,375,279)

Preferred stock dividends (Note 7)                                                           329,120                          -
Accretion of preferred stock to redemption value (Note 7)                                  4,110,060                          -
Accretion of preferred stock for guaranteed return in
  excess of redemption value (Note 7)                                                        706,929                          -
                                                                                 -------------------          -----------------
Net loss available to common stockholders                                        $       (15,762,372)         $      (3,375,279)
                                                                                 ===================          =================

Loss per share, basic and diluted                                                $             (4.35)         $           (1.05)
                                                                                 ===================          =================
Weighted average shares outstanding                                                        3,621,585                  3,200,474
                                                                                 ===================          =================

  The accompanying notes to financial statements are an integral part of these statements.

                         ONLINE SYSTEM SERVICES, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                  10% Preferred Stock          5% Preferred Stock          Series A Preferred Stock
                                                ----------------------------  -----------------------  ----------------------------
                                                     SHARES      AMOUNT          SHARES      AMOUNT     SHARES           AMOUNT
                                                -------------  -------------  ----------- ------------  ------------  --------------
Balances, December 31, 1996                                 -   $        -          -      $    -              -       $        -
Stock issued in conjunction with private
 placement-
 10% Preferred Stock                                  245,000     1,904,385         -             -            -                -
 Common stock                                               -             -         -             -            -                -
 Common stock warrants                                      -             -         -             -            -                -
 Offering costs                                             -      (243,045)        -             -            -                -
 Guaranteed return on 10% Preferred Stock                   -      (434,964)        -             -            -                -
Exercises of stock options and warrants                     -             -         -             -            -                -
Repurchase of options to buy common stock                   -             -         -             -            -                -
Stock options issued for services                           -             -         -             -            -                -
Stock subscriptions receivable                              -             -         -             -            -                -
Net loss available to common stockholders                   -             -         -             -            -                -
                                                -------------  -------------  ----------- ------------  ------------  --------------

Balances, December 31, 1997                           245,000     1,226,376         -             -            -                -
Stock issued in conjunction with private
 placement-
 10% Preferred Stock                                   22,500       159,559         -             -            -                -
 Common stock                                               -             -         -             -            -                -
 Common stock warrants                                      -             -         -             -            -                -
 Offering costs                                             -       (18,980)        -             -            -                -
 Guaranteed return on 10% Preferred Stock                   -       (56,250)        -             -            -                -
Stock issued in conjunction with private
 placement-
 5% Preferred Stock                                         -             -     3,000     2,597,500            -                -
 Common stock warrants                                      -             -         -             -            -                -
 Offering costs                                             -             -         -      (626,855)           -                -
 Warrants issued for placement fee                          -             -         -             -            -                -
 Guaranteed return on 5% Preferred Stock                    -             -         -      (316,410)           -                -
Stock issued in conjunction with private
 placement-
 Series A Preferred Stock                                   -             -         -             -        1,400          764,400
 Common stock warrants                                      -             -         -             -            -                -
 Offering costs                                             -             -         -             -            -         (103,001)
 Warrants issued for placement fee                          -             -         -             -            -                -
 Guaranteed return on 5% Preferred Stock                    -             -         -             -            -       (1,368,328)
Preferred stock dividends payable                           -       241,172         -             -            -           10,164
Preferred stock and dividends converted to
 common stock                                         (22,500)     (225,000)   (3,000)   (3,000,000)           -                -
Exercises of stock options and warrants                     -             -         -             -            -                -
Accretion of preferred stock to redemption value            -     1,364,295         -     1,345,765            -        1,400,000
Accretion of preferred stock for guaranteed
 return in excess of redemption value                       -             -         -             -            -          706,929
Stock and stock options issued for services and
 to customer                                                -             -         -             -            -                -
Net loss available to common stockholders                   -             -         -             -            -                -
                                                -------------  -------------  ----------- ------------  ------------  --------------

Balances, December 31, 1998                           245,000    $2,691,172         -      $    -           1,400       $1,410,164
                                                =============  =============  =========== ============  ============  =============



                                                      Common Stock            Warrants       Stock
                                               ----------------------------     and    Subscriptions  Accumulated    Stockholders
                                                   Shares           Amount    Options    Recievable      Deficit        Equity
                                               -------------   ------------ ---------  ------------- --------------   -----------
Balances, December 31, 1996                         3,162,545   $ 7,953,665   $         -   $ (586)  $ (1,636,478)    $  6,316,601
Stock issued in conjunction with private
 placement-
 10% Preferred Stock                                        -            -              -        -              -        1,904,385
 Common stock                                          61,250       398,125             -        -              -          398,125
 Common stock warrants                                      -             -       147,490        -              -          147,490
 Offering costs                                             -       (50,811)      (18,823)       -              -         (312,679)
 Guaranteed return on 10% Preferred Stock                   -       434,964             -        -              -                -
Exercises of stock options and warrants                91,699        65,611             -        -              -           65,611
Repurchase of options to buy common stock                   -       (75,000)            -        -              -          (75,000)
Stock options issued for services                           -             -        36,760        -              -           36,760
Stock subscriptions receivable                              -             -             -      586              -              586
Net loss available to common stockholders                   -             -             -        -     (3,375,279)      (3,375,279)
                                                -------------   -----------   -----------   ------    -----------       ----------
Balances, December 31, 1997                         3,315,494     8,726,554       165,427        -     (5,011,757)       5,106,600
Stock issued in conjunction with private
 placement-
 10% Preferred Stock                                        -             -             -        -              -          159,559
 Common stock                                           5,625        46,406             -        -              -           46,406
 Common stock warrants                                      -             -        19,035                                   19,035
 Offering costs                                             -        (5,520)       (2,264)       -              -          (26,764)
 Guaranteed return on 10% Preferred Stock                   -        56,250             -        -              -                -
Stock issued in conjunction with private
 placement-
 5% Preferred Stock                                         -             -             -        -              -        2,597,500
 Common stock warrants                                      -             -       402,500        -              -          402,500
 Offering costs                                             -             -       (96,895)       -              -         (723,750)
 Warrants issued for placement fee                          -             -       402,500        -              -          402,500
 Guaranteed return on 5% Preferred Stock                    -       316,410             -        -              -                -
Stock issued in conjunction with private
 placement-
 Series A Preferred Stock                                   -             -             -        -              -          764,400
 Common stock warrants                                      -             -       635,600        -              -          635,600
 Offering costs                                             -             -       (85,647)       -              -         (188,648)
 Warrants issued for placement fee                          -             -        75,948        -              -           75,948
 Guaranteed return on 5% Preferred Stock                    -     1,368,328             -        -              -                -
Preferred stock dividends payable                           -             -             -        -              -          251,336
Preferred stock and dividends converted to
 common stock                                         685,538     3,302,784             -        -              -           77,784
Exercises of stock options and warrants               262,231       494,088             -        -              -          494,088
Accretion of preferred stock to redemption value            -             -             -        -              -        4,110,060
Accretion of preferred stock for guaranteed
 return in excess of redemption value                       -             -             -        -              -          706,929
Stock and stock options issued for services and
 to customer                                          374,000     2,105,000       765,628        -              -        2,870,628
Net loss available to common stockholders                   -             -             -        -    (15,762,372)     (15,762,372)
                                               --------------- ------------ ------------- ---------- -------------    ------------
Balances, December 31, 1998                         4,642,888   $16,410,300   $ 2,281,832        -   $(20,774,129)    $  2,019,339
                                               =============== ============ ============= ========== =============    ============

  The accompanying notes to financial statements are an integral part of these statements.

                         ONLINE SYSTEM SERVICES, INC.
                           STATEMENTS OF CASH FLOWS

                                                                                                    YEAR ENDED
                                                                                                   DECEMBER 31,
                                                                                  ----------------------------------------------
                                                                                          1998                       1997
                                                                                  -------------------         ------------------

Cash flows from operating activities:
    Net loss                                                                            $(10,616,263)               $(3,375,279)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                      791,155                    198,788
          Gain on sale of equipment                                                                -                     (1,535)
          Accrued interest income on advances to DCI                                         (49,304)                         -
          Reduction in note receivable for services received from DCI                        540,372                          -
          Stock and stock options issued for services and to customer                      2,870,628                     37,346
    Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                                         553,493                   (471,980)
          (Increase) decrease in accrued revenue receivables                                 143,543                    (53,206)
          (Increase) decrease in inventory                                                   180,315                    (39,500)
          (Increase) decrease in prepaid expenses                                            175,331                   (116,966)
          Decrease in short-term deposits and other assets                                    73,579                     46,907
          Increase (decrease) in accounts payable and accrued liabilities                    (96,036)                   620,444
          Increase in accrued salaries and payroll taxes payable                             113,262                    133,687
          Increase (decrease) in customer deposits and deferred revenue                       91,279                    (39,348)
                                                                                 -------------------        -------------------
           Net cash used in operating activities                                          (5,228,646)                (3,060,642)
                                                                                 -------------------        -------------------
Cash flows from investing activities:
    Redemption of short-term investments                                                           -                  3,855,343
    Purchase of property and equipment                                                      (481,427)                  (727,094)
    Capitalized software development costs                                                  (281,776)                  (124,097)
    Cash advances to DCI                                                                  (1,387,855)                         -
    Payment of acquisition costs                                                            (229,404)                         -
    Proceeds from sale of property and equipment                                                   -                      2,621
                                                                                 -------------------        -------------------
           Net cash (used in) provided by investing activities                            (2,380,462)                 3,006,773
                                                                                 -------------------        -------------------
Cash flows from financing activities:

    Payments on capital leases and notes payable                                             (31,209)                   (38,944)
    Proceeds from issuance of common stock and warrants                                       65,441                    545,615
    Proceeds from exercise of stock options and warrants                                     494,088                     65,611
    Re-purchase of option to buy common stock                                                      -                    (75,000)
    Proceeds from issuance of 10% Preferred Stock                                            159,559                  1,904,385
    Proceeds from issuance of 5% Preferred Stock and warrants                              3,000,000                          -
    Proceeds from issuance of Series A Preferred Stock and warrants                        1,400,000                          -
    Stock offering costs                                                                    (460,714)                  (312,679)
                                                                                 -------------------        -------------------
           Net cash provided by financing activities                                       4,627,165                  2,088,988
                                                                                 -------------------        -------------------
Net increase (decrease) in cash and cash equivalents                                      (2,981,943)                 2,035,119
Cash and cash equivalents, beginning of period                                             3,680,282                  1,645,163
                                                                                 -------------------        -------------------
Cash and cash equivalents, end of period                                                $    698,339                $ 3,680,282
                                                                                 ===================        ===================


  The accompanying notes to financial statements are an integral part of these statements.

                          ONLINE SYSTEM SERVICES, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                      YEAR ENDED
                                                                                                     DECEMBER 31,
                                                                                    ---------------------------------------------
                                                                                            1998                      1997
                                                                                    -------------------       -------------------
Supplemental disclosure of cash flow information:
Cash paid for interest                                                                       $    7,024                   $ 5,987
Supplemental schedule of non-cash investing and financing activities:
   Accretion of preferred stock to redemption value                                          $4,110,060                   $     -
   Accretion of preferred stock for guaranteed return in excess
     of redemption value                                                                        706,929                         -
   Preferred stock dividends paid or to be paid in common stock                                 329,120                         -
   Preferred stock and dividends converted to common stock                                    3,302,784                         -
   Stock and stock options issued for services and value to customer                          2,870,628                    37,346
   Common stock warrants issued for offering costs                                              478,448                         -
   Capital leases for equipment                                                                  68,750                         -
   Reduction of note receivable in exchange for services received                               540,372                         -



  The accompanying notes to financial statements are an integral part of these statements.

                         ONLINE SYSTEM SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS

(1)  ORGANIZATION AND BUSINESS

     Online System Services, Inc. (the "Company") was incorporated on March 22, 1994, under the laws of Colorado, and principal operations began in 1995. To date, the Company has generated revenues through the sale of design and consulting services for Web site development, resale of software licenses, mark-ups on computer hardware and software sold to customers, maintenance fees charged to customers to maintain computer hardware and Web sites, license fees based on a percentage of revenues from the Company's i2u/WEBBbuilder (formally marketed under the i2u brand) family of products and services, training course fees, and monthly fees paid by customers for Internet access provided by the Company. The Company commenced sales in February 1995, and was in the development stage through December 31, 1995.

     Prior to the quarter ended September 30, 1997, the Company's focus generally was on three markets: general Web site development, maintenance and hosting; rural or small market Internet service providers ("ISPs"); and healthcare information services and continuing medical education ("CME"). These activities were divided into three separate units early in 1997: the Business Resource Group ("BRG") for Web site-related activities; Community Access America ("CAA") for the ISP activities; and Healthcare for the CME and healthcare information activities.

     As an outgrowth of the Company's BRG and CAA activities, and in recognition of the need to increase the availability of high-speed Internet access, the Company's focus since mid-1997 has evolved to the development of online communities, particularly for broadband (high bandwidth or high data transmission capabilities) operators such as cable TV operators (wired and wireless), and on personal and organizational portals. This focus has resulted in the introduction of community-building products and services which include a wide range of online services that enable broadband operators' customers and others to generate online local content, create Web pages and conduct online commerce. The Company intends to focus its future efforts primarily on its community-building products and services for broadband operators and other
ISPs, consumer/personal portal products and services, enterprise products and services for companies and organizations with dispersed operations, vendors or constituents, online educational products and services, and financial services for financial institutions having less than $500 million in assets.

     The Company earns revenue through the sale of computer hardware and third party software, software license fees, network engineering services, consulting services, other implementation services and license fees based on a percentage (royalties) of advertising revenues as well as a percentage of fees paid by subscribers of our broadband operator customers in connection with e-commerce transactions which these subscribers conduct on the broadband operator's systems from our products and services, training course fees, and monthly fees paid by customers for Internet access which we have provided. To date, royalties earned by the Company from this revenue model have not been significant. The Company has also generated revenue from design and consulting services for Web site development, computer hardware and software sold to customers of its Web site development services, maintenance fees charged to customers to maintain computer hardware and Web sites, license fees based on a percentage of revenues from its CAA program, training course fees and monthly fees paid by customers for Internet access provided by the Company in the Denver, Colorado market.

     During 1998, the Company implemented a new pricing structure for its broadband community-building products and services whereby the Company supplies its content and community-building products and services and the operator provides the infrastructure and channel for distribution of high-speed Internet access services. This new structure results in a lower front-end cost for the operator, in consideration for which the Company expects to receive a higher percentage of advertising and transaction fees received from the broadband operator's subscribers.

     During November 1997, the Company announced to certain customers that it was terminating specific types of Web site development, maintenance and hosting activities and began to transition this business to other companies. The Company transitioned Web site development activities which were not related to the development of products for its i2u/WEBBbuilder products and services or did not involve the creation of online communities for particular businesses or information purposes. In addition, during October 1997, the Company licensed its MD Gateway Web site to Medical Education Collaborative ("MEC") and is no longer developing products for the healthcare market. In the future, revenues from the healthcare market are expected to be limited to license fees received from MEC in connection with the use of MD Gateway.

     The Company has not been profitable since inception. The Company had at December 31, 1998, $698,339 in cash and cash equivalents and $877,091 in working capital, and a working capital deficit of $249,100 excluding the note receivable and accrued interest receivable and the deferred acquisition costs. The Company competes in an intensively competitive industry, which has been characterized by price erosion, rapid technological change, short product life cycles, and rapidly changing business models. Significant technological changes in the Internet access and broadband data delivery require that the Company expend significant funds in order to compete in an ever-changing marketplace. The Company has expended significant funds to develop its current product offerings. During 1999, the Company anticipates increased operating expenses and research and development expenditures, which are necessary for the Company to further develop and market its products, and to achieve market acceptance of its products in sufficient quantities to achieve positive cash flow from operations. The Company's future revenues are highly dependent upon the use of its products by the customers of the broadband operators who have entered into business relationships with the Company, as the Company receives a portion of the proceeds generated by the broadband operator for such services as Internet access and electronic commerce. The Company's cash expenditures have been, and are expected to continue to be, increased due to the expected acquisition of Durand Communications, Inc. ("DCI") (See Note
14). There can be no guarantee that the Company will be successful in marketing its products or that it will be able to achieve positive cash flow from operations.

     The continued viability of the Company depends upon, in part, its ability to obtain additional profitable customer contracts and to obtain additional capital through debt or equity financing. The Company believes that its cash and cash equivalents and working capital plus the net proceeds of the offering of Preferred Stock that was completed during January 1999 (See Note 15) will be adequate to sustain operations through May 1999. The Company estimates that it will need to raise approximately $25,000,000 through equity, debt or other external financings, to implement its business development plan (approximately $8,000,000 of which is required to sustain operations for 1999). The Company's plan to fund its operations for the next twelve months is to obtain equity financing through a combination of strategic partner investments, proceeds from the exercise of initial public offering ("IPO") common stock warrants (if any, see below), additional private placements of its securities, and may include a secondary public offering of its common stock. The Company is engaged in ongoing discussions with certain potential strategic partners, which if successful, could result in significant additional equity funding for the Company. In connection with the Company's IPO during May 1996, warrants representing the right to acquire 632,500 shares of common stock at $9.00 per share were issued to investors. These warrants expire on May 23, 1999, if not exercised prior thereto. In the event that all of the warrants were exercised for cash, the Company would receive in excess of $5.6 million in net proceeds. In lieu of exercising the warrants for cash, holders may utilize a "cashless exercise" option whereby they may apply the value of a portion of their warrants (i.e., the difference between the market value for our common stock and $9.00, the exercise price of the warrants) to pay the exercise price for the balance of the warrants to be exercised. Therefore, the Company is unable to predict the amount of net proceeds, if any, which it may receive upon exercise of the warrants. Further, the Company believes that it would be possible to continue to raise additional working capital through the sale of securities similar to the transactions described in Note 7 and has initiated discussions with various potential private investors which could result in additional debt or equity investments. The Company has begun discussions regarding a possible secondary offering of its securities during the fall of 1999. However, the Company has no commitments for any such funding and there can be no assurances that these discussions will be successful, or if successful, that the terms of any such fundings will be acceptable to the Company. If the Company is not successful in obtaining funding in appropriate amounts or at appropriate terms, management would consider significant reductions in activity and operations.

     As a result of the foregoing, substantial doubt exists about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     The Company has revised certain factors used in determining the amounts to be accreted related to issuances of its 10% and 5% Preferred Stock as well as the period for the accretion of the 5% Preferred Stock. See Note 16 for these revisions and their impact on unaudited quarterly amounts.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, note receivable, and accounts receivable. The Company has no significant off balance-sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash with financial institutions in the form of demand deposits, and denominates the majority of its transactions in U.S. dollars. The Company believes such financial institutions are of high credit quality.

     The Company performs ongoing evaluations of its customers' financial condition and generally does not require collateral, except for billings in advance of work performed, and maintains reserves for potential credit losses. Its accounts receivable balances are primarily domestic. Accounts receivable are shown net of allowance for doubtful accounts of $18,000 and $58,059 at December 31, 1998 and 1997, respectively.

     As discussed in Note 9, the Company has five and four customers that accounted for more than 10% of 1998 and 1997 revenues, respectively, and three customers that accounted for more than 10% of accounts receivable as of December 31, 1998 and 1997.

     The Company's pricing structure is highly dependent on the broadband operator's success in generating revenue from the use of the Company's products.

     Deferred Acquisition Costs

     Costs incurred related to the Company's anticipated acquisition, discussed in Note 14, are being deferred and will be included in the acquisition price if successful, or to expense if unsuccessful.

     Inventory

     Inventory is stated at the lower of cost (first-in, first-out) or market. Inventory consists of software licenses which the Company has purchased for the purpose of sub-licensing the software to its customers, and hardware purchased for resale.

     Property and Equipment

     Property and equipment is stated at cost and depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs are expensed as incurred and improvements are capitalized.

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

     Capitalized Software Development Costs and Research and Development Costs

     The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (SFAS 86). Capitalization of development costs of software products begins once the technological feasibility of the product is established. The establishment of technological feasibility is highly subjective and requires the exercise of judgment by management. Based on the Company's product development process, technological feasibility is established upon completion of a detailed program design. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins.

     At each balance sheet date, the Company evaluates the unamortized capitalized costs of its i2u/WEBBbuilder software product and compares it to the net realizable value of the product. Amortization of capitalized software development costs is computed using the greater of the straight-line method or the product's estimated useful life, generally one year, or based on relative current revenue. Net realizable value is measured by estimating the royalties to be derived under the Company's current arrangements. The amount by which the unamortized i2u/WEBBbuilder software costs exceeds the net realizable value are recorded as period expenses. During the fourth quarter of 1998, the Company performed this evaluation and determined that based on the increasingly short product life of Internet software, its i2u/WEBBbuilder software product life was much shorter than originally anticipated and, accordingly, the carrying amount was no longer realizable. The Company also determined that the time between technological feasibility and general release has become increasingly short, consequently, as of December 31, 1998, all capitalized software costs have been fully amortized. Product development costs relating principally to the design and development of non-software products are generally expensed as incurred. The cost of developing routine software enhancements are expensed as product development costs as incurred.

     Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables, note receivable, and notes payable. As of December 31, 1998 and 1997, the carrying values of such instruments approximated their fair value.

     Revenue Recognition

     Revenue from hardware and licenses for software is generally recognized upon shipment, or when title passes to the customer, provided that the Company has no significant remaining obligations, evidence of an agreement exists, the fee is fixed or determinable, and collectibility is probable. Revenue from maintenance fees, training courses and Internet access fees is recognized as the services are performed. For consulting arrangements of short durations, the Company recognizes revenue as the services are performed based on hourly or daily rates, or upon completion of the services. Amounts invoiced but not earned are shown as deferred revenue in the accompanying balance sheets.

     During 1998, the Company changed its business model to become more reliant on royalty revenue from the use of its products and services. In general, the Company will be paid a royalty when the subscriber of a customer (generally a broadband operator) of the Company's i2u/WEBBbuilder software and hardware product accesses such products. Revenue sharing and other transactional royalty revenue is recorded as earned by the Company, and to date has not been significant.

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

     Income Taxes

     The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company's deferred tax assets have been reduced by a valuation allowance to the extent it is more likely than not, that some or all of the deferred tax assets will not be realized (See Note 10).

     Stock-Based Compensation

     The Company accounts for its employee stock option plans and other stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and related interpretations. As such, compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the stock option exercise price. The Company adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma disclosures for employee stock grants made in 1996 and future years as if the fair-value-based method of accounting in SFAS 123 had been applied to these transactions. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123.

     Net Loss Per Share

     Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"), and Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing net loss available to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company's net losses, all potentially dilutive securities, as indicated in the table below, would be anti-dilutive and are excluded from the computation of diluted loss per share.

                                                                         DECEMBER 31,
                                                            ------------------------------------
                                                                   1998                1997
                                                            ----------------     ---------------
               Stock options                                       1,758,665           1,002,910
               Warrants and underwriter options                    1,190,612             879,500
               10% Preferred Stock                                   300,401             471,154
               Series A Preferred Stock                              246,964                   -
                                                            ----------------     ---------------
               Total                                               3,496,642           2,353,564
                                                            ================     ===============

     Comprehensive Income

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. From its inception through December 31, 1998, the Company has not had any material transactions that are required to be reported in comprehensive income as compared to its net loss.

     Recent Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement changes the manner in which companies report information about their operating segments. SFAS 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the geographic locations in which the entity holds assets and reports revenue. The Company adopted the provisions of SFAS 131 during 1998, resulting in additional disclosures which are reflected in Note 13.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use" ("SOP 98-1"). This statement establishes standards for the capitalization of costs related to internal use software. In general, costs incurred during the development stage are capitalized, while the costs incurred during the preliminary project and post-implementation stages are expensed. The provisions of SOP 98-1 are effective for all fiscal years beginning after December 15, 1998. Management believes the adoption of SOP 98-1 will not have a material impact on its financial statements.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). In general, SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and specifies that initial application of SOP 98-5 should be reported as the cumulative effect of a change in accounting principle. The provisions of SOP 98-5 are effective for fiscal years beginning after December 15, 1998 and will be adopted by the Company during the year ended December 31, 1999. The Company believes the adoption of SOP 98-5 will have no material impact on the financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company is required to adopt SFAS 133 in the year ended December 31, 2000. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, the Company has not entered into any derivative financial instruments or hedging activities.

     Reclassifications

     Certain reclassifications to prior year financial statements have been made to conform to the current year's presentation.

(3)  NOTE RECEIVABLE

     In connection with the Merger Agreement (See Note 14) between the Company and DCI, the Company agreed to fund DCI's working capital requirements through the consummation of the merger and executed an unsecured working capital note with a stated interest rate of 10%. As of December 31, 1998, the Company had loaned DCI $1,387,855 and recorded $49,304 of accrued interest receivable. In addition, the Company paid DCI $540,372 for services rendered in connection with the integration of DCI's CommunityWare(R) with the Company's i2u/WEBBbuilder product offerings, the payment for such services was effected as a reduction in the note receivable and as product development expenses in the accompanying 1998 statement of operations. The Company believes that it is probable that the merger will be consummated. If the merger is not approved by the stockholders, or is otherwise not completed, no assurances can be made that any amounts due from DCI will be collected. It is the Company's intent to continue to fund DCI until the business combination is complete.

(4)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                                 DECEMBER 31,
                                                             ----------------------------------------------
                                                                      1998                       1997
                                                             -------------------        -------------------
               Computer equipment                            $         1,238,966        $         1,082,097
               Office furniture and equipment                            207,639                    131,121
               Purchased software                                        243,492                     85,850
               Leasehold improvements                                     66,657                     58,410
               Assets under construction                                 163,426                     12,525
                                                             -------------------        -------------------
                                                                       1,920,180                  1,370,003
               Less accumulated depreciation                            (741,552)                  (354,371)
                                                             -------------------        -------------------
                     Net property and equipment              $         1,178,628        $         1,015,632
                                                             ===================        ===================

     Certain office equipment is pledged as collateral for capital leases payable (See Note 6).

     The Company depreciates computer equipment, office equipment, and software over five years, office furnishings over seven years, and leasehold improvements over the life of the lease. Depreciation expense was $387,181 and $196,720 for the years ended December 31, 1998 and 1997, respectively.

(5)  CAPITALIZED SOFTWARE COSTS


     Capitalized software costs consist of the following:

                                                                                       DECEMBER 31,
                                                                   ----------------------------------------------
                                                                            1998                       1997
                                                                   -------------------        -------------------
               Capitalized i2u/WEBBbuilder software                $           403,805        $           124,097
               Less accumulated amortization                                  (403,805)                    (2,068)
                                                                   -------------------        -------------------
                     Net capitalized software costs                $                 -        $           122,029
                                                                   ===================        ===================

     The Company amortizes the i2u/WEBBbuilder software over its estimated useful life of one year or relative revenues, whichever is greater.

     Amortization expense was $401,737 and $2,068 for the years ended December 31, 1998 and 1997, respectively.

     During the fourth quarter of 1998, the Company determined that, based on the increasingly short product life cycle of Internet software, its i2u/WEBBbuilder software product life cycle was much shorter than originally anticipated and, accordingly, the carrying amount was no longer realizable. The Company also determined that the time between technological feasibility and general release has become increasingly short. As of December 31, 1998, the Company had fully amortized all capitalized software costs (See Note 1).

     The effect of the change in the estimated useful life of the capitalized software costs resulted in the Company recording an additional $354,709 in amortization expense in 1998, or $0.10 per share.

(6)  CAPITAL LEASES PAYABLE

     Capital leases payable consist of the following:

                                                                                                          DECEMBER 31,
                                                                                     -----------------------------------------------

                                                                                              1998                       1997
                                                                                     -------------------        --------------------

Capital lease payable in monthly principal and interest payments of $1,627, for thirty-six months beginning November 1, 1998, effective interest rate of
 16%, secured by software                                                            $       47,393           $           -


Capital lease payable in monthly principal and interest payments of $624, for twenty-four months beginning May 1, 1998, effective interest rate of 12.3%,
 secured by computer equipment                                                                9,684                       -


Capital lease payable in monthly principal and interest payments of $195, for thirty-six months beginning March 10, 1998, effective interest rate of 22%,
 secured by office equipment                                                                  4,016                       -


Capital lease payable in monthly principal and interest payments of $1,733, for thirty-six months beginning January 15, 1996, effective interest rate of
 14.9%, secured by office equipment                                                               -                  19,203


Capital lease payable in monthly principal and interest payments of $471, for thirty-six months beginning July 28, 1995, effective interest rate of 35.8%,
 secured by a phone system                                                                        -                   2,261


Capital lease payable in monthly principal and interest payments of $198, for thirty-six months beginning April 26, 1996, effective interest rate of 19.7%,
 secured by a phone system                                                                      588                   2,676


                                                                                     --------------           -------------
                                                                                             61,681                  24,140
Less current portion                                                                        (21,766)                (23,555)
                                                                                     --------------           -------------
                                                                                     $       39,915           $         585
                                                                                     ==============           =============

     Future minimum lease payments under capital leases as of December 31, 1998 are as follows:

          1999                                          $ 30,586
          2000                                            24,367
          2001                                            21,663
                                                        --------
             Total minimum lease payments                 76,616
             Less amount representing interest           (14,935)
                                                        --------
                                                        $ 61,681
                                                        ========

(7)  STOCKHOLDERS' EQUITY

     10% Preferred Stock


     On December 31, 1997, the Company completed a private placement for gross proceeds of $2,450,000. The Company sold 24.5 units, consisting of an aggregate of 245,000 shares of 10% cumulative, convertible, redeemable preferred stock (the "10% Preferred Stock"), 61,250 shares of common stock, and warrants to purchase 49,000 shares of common stock. Net proceeds to the Company were $2,137,321 after deducting $312,679 in offering costs.

     On March 12, 1998, the Company sold an additional 2.25 units for gross proceeds of $225,000, consisting of an aggregate of 22,500 shares of 10% Preferred Stock, 5,625 shares of common stock, and warrants to purchase 4,500 shares of common stock. Net proceeds to the Company were $198,236 after deducting $26,764 in offering costs.

     The 10% Preferred Stock entitles the holder to voting rights of one vote per share and specifies a 10% per annum cumulative, non-compounding dividend based on the stated value of $10 per share. The Company may redeem the 10% Preferred Stock at any time for $10 per share.

     Each share of 10% Preferred Stock is convertible at any time after September 30, 1998, at the election of the holder thereof, into the number of shares of common stock of the Company equal to $10 divided by the lesser of (i) $10 or (ii) 80% of the average per share closing bid price of the Company's common stock for the five trading days immediately preceding the 10% Preferred Stock conversion date.

     The beneficial conversion feature (a "Guaranteed Return") of the 10% Preferred Stock is considered to be an additional preferred stock dividend. The computed value of the Guaranteed Return of $434,964 and $56,250 from the December 1997 closing and the March 1998 closing, respectively, is initially recorded as a reduction of the 10% Preferred Stock and an increase to additional paid-in capital. The Guaranteed Return reduction to the 10% Preferred Stock was accreted, as additional dividends, by recording a charge to income available to common stockholders during 1998 from the date of issuance to the earliest date of conversion. The Company will also record annual dividends of $1 per share as a reduction of income available to common stockholders, whether or not declared by the Board of Directors, which totaled $259,822 for the year ended December 31, 1998. The Company has the option to pay the dividends either in cash or in common stock upon conversion. It is the Company's intention to pay the accrued dividends on the 10% Preferred Stock through the issuance of its common stock at the time the 10% Preferred Stock is converted. Consequently, the Company has recorded the dividends payable within the preferred stock balance in the accompanying balance sheets, which totaled $241,172 as of December 31, 1998.

     The difference between the stated redemption value of $10 per share and the recorded value in the December 31, 1997 and March 12, 1998 sales, totaling $1,364,295, was accreted as a charge to income available to common stockholders during 1998 and was comprised of the following:

                                                                        Closings
                                                 -----------------------------------------------------
                                                      March 12, 1998               December 31, 1997
                                                 -----------------------       -----------------------
     Guaranteed return                           $                56,250       $               434,964
     Value of common stock                                        46,406                       398,125
     Value of common stock warrants                               19,035                       147,490
     10% Preferred Stock offering costs                           18,980                       243,045
                                                 -----------------------       -----------------------
     Total accretion recorded                    $               140,671       $             1,223,624
                                                 =======================       =======================

     The common stock was valued based on the closing price of the Company's common stock on December 31, 1997 and March 12, 1998 of $6.50 and $8.25, respectively. The 53,500 common stock warrants issued with the 10% Preferred Stock, valued at $166,525, entitle the holder to purchase one share of the Company's common stock for a purchase price of $15 per share at any time during the three-year period commencing on the closing date.

     The warrants were valued utilizing the Black-Scholes option pricing model using the following assumptions:

                                                                                    Closings
                                                            ------------------------------------------------------
                                                                  March 12, 1998               December 31, 1997
                                                            -----------------------        -----------------------
     Exercise price                                                   $15.00                         $15.00
     Fair market value of common stock on grant date                  $ 8.25                         $ 6.50
     Option life                                                     3 years                        3 years
     Volatility rate                                                      98%                            98%
     Risk free rate of return                                           5.13%                          5.13%
     Dividend rate                                                         0%                             0%

     During 1998, 22,500 shares of the Company's 10% Preferred Stock, including accrued dividends payable of $18,650, were converted into 58,242 shares of the Company's common stock with conversion prices per share ranging from approximately $3.64 to $5.14 as summarized in the following table:

                                                 NUMBER OF SHARES
                                  ---------------------------------------------
                                            10%                                            COMMON STOCK
                                        PREFERRED               COMMON                      CONVERSION
        CONVERSION DATE                   STOCK                 STOCK                    PRICE PER SHARE
     ----------------------       -------------------       -------------------       ---------------------
     November 4, 1998                          10,000                    29,321               $  3.64
     November 10, 1998                         10,000                    23,798                  4.49
     November 11, 1998                          2,500                     5,123                  5.14
                                  -------------------       -------------------
     Total                                     22,500                    58,242
                                  ===================       ===================

     During January and February of 1999, 160,000 shares of the 10% Preferred Stock were converted into 177,106 shares of the Company's common stock (See Note
15).

     5% Preferred Stock

     On May 22, 1998, the Company completed a private placement for gross proceeds of $3,000,000. The Company sold 3,000 shares of 5% cumulative, convertible, redeemable preferred stock (the "5% Preferred Stock") and warrants to purchase 50,000 shares of common stock. Net proceeds to the Company were $2,678,750 after deducting $321,250 in offering costs.

     The 5% Preferred Stock entitles the holder to voting rights equal to the number of shares of common stock into which the shares of the 5% Preferred Stock are convertible. The 5% Preferred Stock specifies a 5% per annum cumulative non-compounding dividend based on the stated value of $1,000 per share.

     Each share of 5% Preferred Stock is convertible, at the option of the holder thereof, into such number of shares of common stock equal to $1,000, plus the amount of any accrued and unpaid dividends the Company elects to pay in common stock, divided by the lesser of (i) $16.33 or (ii) 86% of the average closing bid price of the Company's common stock for the five trading days immediately preceding the 5% Preferred Stock conversion date.

     The beneficial conversion feature (a "Guaranteed Return") of the 5% Preferred Stock is considered to be an additional preferred stock dividend. The computed value of the Guaranteed Return of $316,410 is initially recorded as a reduction of the 5% Preferred Stock and an increase to additional paid-in capital. The Guaranteed Return reduction to the 5% Preferred Stock was accreted, as additional dividends, by recording a charge to income available to common stockholders from the date of issuance to the earliest date of conversion. The Company also recorded annual dividends of $50 per share as a reduction of income available to common stockholders, whether or not declared by the Board of Directors, which totaled $59,134 for the year ended December 31, 1998.

     The difference between the stated redemption value of $1,000 per share and the recorded value on May 22, 1998, totaling $1,345,765, was accreted as a charge to income available to common stockholders during 1998 and was comprised of the following:

               Guaranteed return                                      $           316,410
               Value of common stock warrants                                     402,500
               5% Preferred Stock offering costs                                  626,855
                                                                      -------------------
               Total accretion recorded                               $         1,345,765
                                                                      ===================

     The 50,000 common stock purchase warrants issued with the 5% Preferred Stock, valued at $402,500, entitle the holder to purchase one share of the Company's common stock for a purchase price of $16.33 per share at any time during the three-year period commencing on May 22, 1998. In addition, the Company also issued 50,000 common stock purchase warrants, valued at $402,500, to the placement agent as offering costs with the same terms. The warrants were valued utilizing the Black-Scholes option pricing model using the following assumptions:

          Exercise price                                          $   16.33
          Fair market value of common stock on grant date         $   13.50
          Option life                                               3 years
          Volatility rate                                                98%
          Risk free rate of return                                     5.13%
          Discount rate                                                   0%

     During 1998, all 3,000 shares of the 5% Preferred Stock, including accrued dividends payable of $59,134, were converted into 627,296 shares of the Company's common stock at conversion prices per share ranging from approximately $3.28 to $8.87 as summarized in the following table:

                                                 NUMBER OF SHARES
                                  ---------------------------------------------            COMMON STOCK
                                      5% PREFERRED               COMMON                     CONVERSION
        CONVERSION DATE                   STOCK                  STOCK                   PRICE PER SHARE
     ----------------------       -------------------       -------------------       --------------------
     July 30, 1998                         500                    56,907              $        8.87
     September 16, 1998                    250                    54,950                       4.62
     September 25, 1998                    325                    74,646                       4.43
     October 30, 1998                       75                    23,379                       3.28
     November 3, 1998                      100                    29,722                       3.44
     November 5, 1998                      500                   122,617                       4.17
     November 10, 1998                   1,250                   265,075                       4.83
                                  ------------              ------------
     Total                               3,000                   627,296
                                  ============              ============

     Series A Preferred Stock

     On November 9, 1998, the Company completed a private placement for gross proceeds of $1,400,000. The Company sold 1,400 shares of Series A cumulative, convertible, redeemable preferred stock (the "Series A Preferred Stock") and warrants to purchase 140,000 shares of common stock. Net proceeds to the Company were $1,287,300 after deducting $112,700 in offering costs.

     The Series A Preferred Stock entitles the holder to voting rights equal to the number of shares of common stock into which the shares of the Series A Preferred Stock are convertible. The Series A Preferred Stock specifies a 5% per annum cumulative, non-compounding dividend based on the stated value of $1,000 per share.

     Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, into such number of shares of common stock of the Company equal to $1,000, plus the amount of any accrued and unpaid dividends the Company elects to pay in common stock, divided by the lesser of (i) $5.71 or (ii) 80% of the average closing bid price of the shares of common stock for the lowest five consecutive trading days within the 20 days immediately preceding the Series A Preferred Stock conversion date.

     The beneficial conversion feature (a "Guaranteed Return") of the Series A Preferred Stock is considered to be an additional preferred stock dividend. The computed value of the Guaranteed Return of $1,368,328 is initially recorded as a reduction of the Series A Preferred Stock and an increase to additional paid-in capital. The Guaranteed Return reduction to the Series A Preferred Stock was accreted, as additional dividends, by recording a charge to income available to common stockholders on the date of issuance. The Company will also record annual dividends of $50 per share as a reduction of income available to common stockholders, whether or not declared by the Board of Directors, which totaled $10,164 for the year ended December 31, 1998. The Company has the option to pay the dividends either in cash or in common stock upon conversion. It is the Company's intention to pay the accrued dividends on the Series A Preferred Stock through the issuance of its common stock at the time the Series A Preferred Stock is converted. Consequently, the Company has recorded the dividends payable within the preferred stock balance in the accompanying balance sheets, which totaled $10,164 as of December 31, 1998.

     The difference between the stated redemption value of $1,000 per share and the recorded value on November 9, 1998, totaling $2,106,929 (which includes $706,929 of accretion of preferred stock for the Guaranteed Return in excess of the redemption value), was accreted as a charge to income available to common stockholders during 1998 and was comprised of the following:

               Guaranteed return                                         $ 1,368,328
               Value of common stock warrants                                635,600
               Series A Preferred Stock offering costs                       103,001
                                                                         -----------
               Total accretion recorded                                  $ 2,106,929
                                                                         ===========

     The 140,000 common stock purchase warrants issued in the above private placement entitle the holder to purchase one share of the Company's common stock for a purchase price of $5.71 per share at any time during the five-year period commencing on November 9, 1998. The warrants were valued utilizing the Black-Scholes option pricing model using the following assumptions:

          Exercise price                                            $      5.71
          Fair market value of common stock on grant date           $      6.03
          Option life                                                   5 years
          Volatility rate                                                  94.7%
          Risk free rate of return                                         5.13%
          Dividend rate                                                       0%

     During January 1999, the holder converted all 1,400 shares of the Series A Preferred Stock into 247,366 shares of the Company's common stock and exercised the warrants to purchase 140,000 shares of the Company's common stock, resulting in proceeds to the Company of $799,400 (See Note 15).

     In connection with services provided with the issuance of the Series A Preferred Stock, the Company also issued to the placement agent, warrants to purchase 20,000 shares of the Company's common stock for a purchase price of $5.71 per share. The warrants can be exercised at any time during the three-year period commencing November 1998. The Company recorded $75,948 in offering costs related to the warrants, which were valued utilizing the Black-Scholes option pricing model using the following assumptions:

          Exercise price                                            $   5.71
          Fair market value of common stock on grant date           $   6.03
          Option life                                                3 years
          Volatility rate                                               94.7%
          Risk free rate of return                                      5.13%
          Dividend rate                                                    0%

     Liquidation Preference of Preferred Stock

     The Company's 10% Preferred Stock and Series A Preferred Stock have equal preference in involuntary liquidation before any distribution to the holders of the Company's common stock as follows:

     10% Preferred Stock - Holders of the 10% Preferred Stock are entitled to receive from the Company's remaining net assets (after payment of the Company's debts and other liabilities) the amount of $10 per share of 10% Preferred Stock in cash plus payment of all accrued but unpaid cumulative dividends. Holders of the 10% Preferred Stock are not entitled to receive any other payments if the Company liquidates, dissolves or winds-up its business.

     Series A Preferred Stock - Holders of the Series A Preferred Stock are entitled to receive from the Company's remaining net assets (after payment of the Company's debts and other liabilities) the amount of $1,000 per share of Series A Preferred Stock in cash plus payment of all accrued but unpaid cumulative dividends.

Thereafter, the holders of the Series A Preferred Stock are entitled to share in any distributions made to the holders of the Company's common stock as if each share of Series A Preferred Stock was converted (as defined) into the number of shares of common stock into which it is convertible immediately prior to the close of business on the business day fixed for such distribution.

     During January 1999, the Company also sold 3,000 shares of its Series C Preferred Stock (See Note 15), which also has preference in involuntary liquidation before any distribution to the holders of the Company's common stock as follows:

     Series C Preferred Stock - Holders of the Series C Preferred Stock are entitled to receive from the Company's remaining net assets (after payment of the Company's debts and other liabilities) the amount of $1,000 per share of Series C Preferred Stock in cash plus payment of all accrued but unpaid cumulative dividends. The liquidation preference on the Series C Preferred Stock is equal in preference to the liquidation preference on the 10% Preferred Stock and the Series A Preferred Stock. Thereafter, the holders of the Series C Preferred Stock are entitled to share in any distributions made to the holders of the Company's common stock as if each share of Series C Preferred Stock was converted (as defined) into the number of shares of common stock into which it is convertible immediately prior to the close of business on the business day fixed for such distribution.

     Common Stock

     On November 5, 1998, the Company executed a one-year consulting agreement with a financial consulting firm to enhance Company activities in corporate finance, mergers and acquisitions, and public and investor relations. If the consulting firm introduces the Company to a lender or equity purchaser, the Company is required to pay the consultant a cash fee at the time of closing. In connection with the agreement, the Company issued 350,000 restricted shares of its common stock for a commencement bonus valued at $1,925,000, which was calculated based on $5.50 per share, the closing price of the Company's common stock on November 5, 1998. The shares are not refundable to the Company, even if the agreement is terminated by either party.

     In February 1998, the Company entered into two consecutive six month agreements with an individual to provide the Company consulting services in his capacity as the Company's Chief Operating Officer. Pursuant to the terms of the agreement, the consultant was paid $30,000 per month, each month, which was comprised of $15,000 in cash payments and 2,000 shares of the Company's common stock. As of December 31, 1998, the Company had issued 24,000 shares of common stock under this agreement.

     Stock Option Plan

     During 1995, the Company adopted the 1995 Stock Option Plan (the "Plan"). Under the terms of the Plan, the Company may grant options for up to 2,800,000 shares, at exercise prices equal to the stock's fair market value on the date of grant. The options vest over various terms with a maximum vesting period of 42 months and expire after a maximum of ten years. As of December 31, 1998, the Company had options outstanding for 1,758,665 shares.

     A summary of the status of the Plan at December 31, 1998 and 1997 and changes during the years then ended is presented in the tables and narrative below:

                                                            1998                                            1997
                                      -----------------------------------------------     -----------------------------------------
                                                                   Weighted Average                              Weighted Average
                                              Shares                Exercise Price            Shares               Exercise Price
                                      -------------------         -------------------     -----------------   ----------------------
Outstanding at beginning of year             1,002,910                   $  2.26                 719,258               $  1.87
Granted                                      1,416,350                      8.09                 924,200                  3.24
Exercised                                     (240,331)                     1.89                 (86,249)                 0.72
Forfeited and canceled                        (420,264)                     6.76                (554,299)                 3.62
                                             ---------                                         ---------
Outstanding at end of year                   1,758,665                   $  5.92               1,002,910               $  2.26
                                             =========                   =======               =========               =======
Exercisable at end of year                     346,401                   $  2.50                 246,998               $  1.18
                                             =========                   =======               =========               =======
Weighted average fair value of options
     granted during year                     $    5.34                                         $    1.64
                                             =========                                         =========

     The status of total stock options outstanding and exercisable under the Plan as of December 31, 1998 is as follows:

                                STOCK OPTIONS OUTSTANDING                STOCK OPTIONS EXERCISABLE
                     -------------------------------------------   ------------------------------------
                                                     Weighted                                 Weighted
                                       Weighted      Average                    Weighted      Average
    Range of                           Average      Remaining                   Average      Remaining
    Exercise           Number of       Exercise    Contractual     Number of    Exercise    Contractual
     Prices             Shares          Price      Life (Years)     Shares       Price      Life (Years)
-----------------    ------------     ---------    -------------   ---------    --------    -----------
  $0.50 - 1.25           149,000      $ 0.63           0.6          149,000     $  0.63         0.6
   1.26 - 3.15           281,998        1.71           4.5           95,667        1.85         4.2
   3.16 - 7.90           837,817        6.79           6.4          101,734        5.86         5.8
   7.91 - 8.50           489,850        8.45           6.1                -           -           -
                      ----------                                    -------
  $0.50 - 8.50         1,758,665      $ 5.92           5.5          346,401     $  2.50         3.1
                      ==========      ======       =======          =======     =======     =======

     Pro Forma Fair Value Disclosures

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: risk-free interest rate of 5.01 and 6.21 percent, no expected dividend yields, expected lives of
3.0 years, and expected volatility ranging from 104 and 98 percent. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

     Cumulative compensation costs recognized in pro forma net loss available to common stockholders with respect to options that are forfeited prior to vesting are adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

     Had compensation cost for options granted been determined consistent with SFAS 123, the Company's net loss available to common stockholders and net loss available to common stockholders per common and common equivalent share would have been increased to the following pro forma amounts:

                                                              1998                                            1997
                                         -------------------------------------------      ------------------------------------------
                                              As Reported              Pro Forma               As Reported              Pro Forma
                                         -------------------      ------------------      -------------------      -----------------
Net loss available to common
     stockholders                        $  (15,762,372)           $  (17,124,629)        $    (3,375,279)         $  (3,730,827)
                                         ==============            ==============         ===============          =============
Net loss available to common
    stockholders per share-basic
    and diluted                          $        (4.35)           $        (4.73)        $         (1.05)         $       (1.17)
                                         ==============            ==============         ===============          =============

     Because the fair value method of accounting required by SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Common Stock Options/Warrants

     During 1998, the Company granted stock options under the Plan to several consultants in connection with agreements to provide the Company with services related to developing financing sources and strategic alliances as well as investor relations. The terms of the agreements range from approximately six months to three years. The Company issued in the aggregate 89,000 shares of its common stock at exercise prices ranging from $5.50 to $8.50 and valued these options utilizing the Black-Scholes option pricing model using the following assumptions:

          Exercise price                                                  $5.50 to $8.50
          Fair market value of common stock on grant date                 $5.50 to $11.00
          Option life                                                        2 to 7 years
          Volatility rate                                                       95% to 98%
          Risk free rate of return                                          4.52% to 5.81%
          Dividend rate                                                                 0%
          Vesting period                                         Date of grant to 3 years

     The Company recorded expense for these options totaling $160,328 for the year ended December 31, 1998, and will record additional aggregate expense of approximately $306,000 in years 1999 through 2001.

     On November 24, 1998, in connection with the proposed merger with DCI (See
Note 14), the Company granted stock options to the employees of DCI under the Plan to purchase an aggregate of 83,000 shares of the Company's common stock at an exercise price of $7.63 per share. The options vest over a three-year period and can be exercised over a seven-year period. The Company valued these options utilizing the Black-Scholes option pricing model using the following assumptions:

          Exercise price                                         $   7.63
          Fair market value of common stock on grant date        $   7.63
          Option life                                             3 years
          Volatility rate                                              98%
          Risk free rate of return                                   5.13%
          Dividend rate                                                 0%

     The Company recorded expense for these options totaling $13,549 for the year ended December 31, 1998 and expects to record additional expense of approximately $135,000 in 1999 and 2000, and approximately $120,000 in 2001.

     In December 1998, the Company granted a warrant to a single customer to purchase 70,162 shares of the Company's common stock at an exercise price of $8.77 per share, which vest one year from the date of the executed contract and are exercisable for two years. The Company recorded deferred customer acquisition costs of $560,824 for the value of these warrants, which was expensed during 1998. The Company's policy with regard to customer acquisition costs is to capitalize costs to acquire customers if the contract contains guarantees of minimum revenue which supports the amount paid. Because the agreement does not contain minimum guaranteed revenue and due to the start-up nature of this service and other uncertainties regarding this arrangement, the Company has expensed the amount during 1998. The Company valued these options utilizing the Black-Scholes option pricing model using the following assumptions:

          Exercise price                                         $   8.77
          Fair market value of common stock on grant date        $  11.69
          Option life                                             3 years
          Volatility rate                                              98%
          Risk free rate of return                                   4.52%
          Dividend rate                                                 0%

     In September 1995, in connection with a consulting agreement entered into by the Company with Creative Business Strategies ("CBS") (See Note 12), the Company granted stock options under the Plan to purchase 100,000 shares of the Company's common stock at an exercise price of $.50 per share, which were to vest 18 months after the date of the agreement and were exercisable for a period of 5 years. The Company repurchased all the options in 1997 for $75,000, their intrinsic value on the date of purchase.

     In December 1995, in connection with a business relationship entered into among Charlie Spickert, Medical Education Collaborative ("MEC") and the Company (See Note 12), the Company granted stock options under the Plan to purchase 50,000 shares of the Company's common stock at an exercise price of $.50 per share, which are fully vested. At the issuance date, the Company determined the stock options had a nominal value. During 1998, 11,000 options were exercised and as of December 31, 1998, 39,000 options were outstanding.

     During December 1995, in connection with the acquisition of the equipment described in Note 11, the Company issued warrants to purchase 25,000 shares of the Company's common stock at an exercise price of $.50 per share, which vested immediately and are exercisable for 5 years. On the date of issuance, the Company determined the warrants had a nominal value. As of December 31, 1997, 15,000 warrants were outstanding. During 1998, the 15,000 warrants were exercised and as of December 31, 1998, no warrants remain outstanding.

     In connection with a private placement of the Company's common stock in March 1996, the Company issued warrants to purchase 18,450 shares of the Company's common stock at an exercise price of $2.25 per share, which vested immediately and are exercisable for 5 years. On the date of issuance, the Company determined the warrants had a nominal value. During 1998 and 1997, 3,600 and 450 warrants were exercised, respectively, and as of December 31, 1998, 14,400 warrants were outstanding.

     In connection with the initial public offering in May 1996, the Company issued 1,265,000 units (including 165,000 units under the over-allotment), each unit consisting of one share of common stock and one common stock purchase warrant. Two of such warrants entitle the holders to purchase one share of common stock at a price of $9.00 per share during the three-year period commencing May 1996. Commencing one year from the date of the initial public offering, the Company has the right, at its discretion, to call all of the warrants for redemption on 45 days prior written notice at a redemption price of $.05 per warrant if: (i) the closing bid price of the Company's common stock exceeds the exercise price of the warrants ($9.00) by at least 50% during a period of at least 20 of the 30 trading days immediately preceding the notice of redemption; (ii) the Company has in effect a current registration statement covering the common stock issuable upon exercise of the warrants; and (iii) the expiration of the 45 day notice period is within the term of the warrants. If the Company elects to exercise its redemption right, holders of warrants may either exercise their warrants, or their warrants will be redeemed. As of December 31, 1998, 1,265,000 of the warrants remain outstanding.

     In connection with the initial public offering in May 1996, the Company issued to the underwriters an option to purchase 110,000 units (consisting of one share of common stock and one warrant, of which two warrants entitle the holder thereof to purchase one share of common stock at a price of $9.00 per share) (the "Representative's Securities"). Beginning May 1997, for a period of four years, the Representative's Securities are exercisable at a price of $8.10 per unit. The warrants included in the Representative's Securities are exercisable consistent with those issued in the initial public offering. As of December 31, 1998, 3,300 units had been exercised.

          Summary of Outstanding Warrants and Options for Common Stock Issued Outside the Plan

                                                                 December 31, 1998                       December 31, 1997
                                                       ------------------------------------    ------------------------------------
                                                          Underwriter                             Underwriter
                                                          Options and            Common           Options and            Common
                                        Conversion          Warrants              Share             Warrants              Share
           Description                     Ratio          Outstanding          Equivalents        Outstanding         Equivalents
---------------------------------   -----------------  ----------------     ---------------    ----------------     ---------------

Common stock warrants
  issued in IPO                             2:1             1,265,000              632,500          1,265,000             632,500
Option to purchase common
  stock issued to underwriter               1:1               106,700              106,700            110,000             110,000
  in IPO
Option to purchase common
  stock warrants issued to
  underwriter in IPO                        2:1               106,700               53,350            110,000              55,000
Common stock warrants issued
  in common stock private
  placement                                 1:1                14,400               14,400             18,000              18,000
Common stock warrants issued
  in connection with 10%
  Preferred Stock                           1:1                53,500               53,500             49,000              49,000
Common stock warrants issued
  in connection with
  equipment financing                       1:1                     -                    -             15,000              15,000
Common stock warrants issued
  in connection with 5%
  Preferred Stock                           1:1               100,000              100,000                  -                   -
Common stock warrants issued
  in connection with Series A
  Preferred Stock
  (See Note 15)                             1:1               140,000              140,000                  -                   -
Common stock warrants issued
  to placement agent in Series A
  Preferred Stock                           1:1                20,000               20,000                  -                   -
Common stock warrants issued
  to customer                               1:1                70,162               70,162                  -                   -
                                                       ----------------     ---------------    ----------------     ---------------

Total                                                       1,876,462            1,190,612          1,567,000             879,500
                                                       ================     ===============    ================     ===============

     (8)  STOCK SUBSCRIPTIONS RECEIVABLE

          During 1996, the Company entered into two stock subscription agreements. The first agreement stipulated that the purchase price of certain shares will be paid through the fair market value of services rendered to the Company. The $36,683 of required services was completed as of December 31, 1996. The second agreement required the payment of $20,000 cash on or before January 31, 1996. The payment was received prior to the expiration date. In 1997, the remaining services of $586 were completed.

(9)  MAJOR CUSTOMERS

     A substantial portion of the Company's sales is derived from a limited number of customers. The Company's sales to customers in excess of 10% of net sales for the years ended December 31, 1998 and 1997, are as follows:

                                                      1998                  1997
                                                -----------------     ----------------
          Customer A                                 $440,109            $        -
          Customer B                                  277,301               738,460
          Customer C                                  227,098               141,498
          Customer D                                  185,768                47,092
          Customer E                                   28,033               382,441

     The Company's accounts receivable balances from customers in excess of 10% of the accounts receivable and accrued revenue receivables balance for the years ended December 31, 1998 and 1997, are as follows:

                                                      1998                  1997
                                                ----------------      ----------------
          Customer A                                 $72,821             $        -
          Customer B                                       -                386,233
          Customer C                                  18,350                  4,436
          Customer D                                  22,925                  2,052

     Customer E operates in Buenos Aries, Argentina; however, all 1998 revenue transactions with this customer were denominated in U.S. Dollars.

(10) INCOME TAXES

     At December 31, 1998, for income tax return purposes, the Company has approximately $16,900,000 of net operating loss carryforwards that expire at various dates through the year 2013. The net operating loss for tax purposes differs from that for financial reporting purposes due to differences in reporting certain transactions for income tax and financial reporting purposes. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

     No provision or benefit has been recorded for any period presented due to the Company's history of net losses.

     The Company has determined that deferred tax assets resulting from the net operating loss carryforwards, as of December 31, 1998 and 1997, respectively, did not satisfy the realization criteria set forth in SFAS No. 109, "Accounting for Income Taxes." Accordingly, a valuation allowance was recorded against the entire deferred tax asset. No other significant deferred tax assets or liabilities existed at December 31, 1998 or 1997.

     The difference between the expected statutory rate and the effective rate is primarily a result of the increase in the valuation allowance.

(11) RELATED PARTY TRANSACTIONS

     Customer

     A director of the Company is also the general partner and chief executive officer for one of the Company's i2u/WEBBbuilder broadband customers. The Company entered into a contract during August 1997, as amended, whereby the Company provides its i2u/WEBBbuilder products and services to the customer for several markets. The expiration dates of the contract and related amendments range from August 1999 to July 2000. The Company earns revenue from the sale of computer hardware and third party software, engineering fees, equipment installation fees, and royalties from subscriber Internet access and content fees. The Company recognized revenue totaling $185,768 and $47,092 for the years ended December 31, 1998 and 1997, respectively. Included in accounts receivable at December 31, 1998 and 1997 are amounts due from the customer totaling $22,925 and $2,052, respectively.

     Capital Lease-Related Party

     To provide working capital for the Company, shareholders of the Company formed a partnership that purchased the equipment from the Company for cash and then leased the equipment back through a capital lease (See Note 6). During 1998, the Company paid the balance of the capital lease totaling $19,203, which was outstanding at December 31, 1997.

     Office Lease

     Prior to July 7, 1998, the Company leased its principal offices in a building managed by an affiliate, in that an officer of the Company is related to the vice president of the management company. On July 7, 1998, the affiliated management sold the building to an unrelated third party. Total rent expense paid to the affiliated management company totaled $95,595 and $160,675 in 1998 and 1997, respectively.

(12) COMMITMENTS AND CONTINGENCIES

     Minimum future annual lease payments as of December 31, 1998, including amounts committed to related parties, are as follows:

               1999                                     $377,438
               2000                                      113,600
               2001                                       35,541
                                                    -----------------
                                                        $526,579
                                                    =================

     In connection with an operating lease entered into during 1996, the Company made a security deposit of $222,693, which will be returned to the Company during the lease term as payments are made. The Company has $100,663 remaining on deposit as of December 31, 1998, which is included in short-term deposits in the accompanying balance sheets.

     The total lease expense for the years ended December 31, 1998 and 1997, was $363,709 and $339,456, respectively.

     On December 31, 1998, the Company entered into a twelve month facilities lease agreement to house and operate its computer equipment. The lease commences March 31, 1999 and specifies monthly lease payments of $7,451.

     The Company entered into a business relationship on December 7, 1995 with Charlie Spickert and MEC. Mr. Spickert and MEC will provide the knowledge and reputation to penetrate the medical training and services market. The Company will provide the needed resources and expertise in Internet services. In addition to receiving a percentage of revenues from the results of the joint efforts of the parties, Mr. Spickert was granted 50,000 common stock options (See Note 7). To date, revenue from these services has not been significant. As part of the joint development and marketing arrangement with MEC and Mr. Spickert, the Company has agreed to perform Web site development services as a vendor to MEC.

     In September 1995, the Company entered into a consulting agreement with CBS wherein CBS assisted the Company in developing its business plan, advises the Company regarding business opportunities and financings and promotes the Company and its services. For these services, CBS was to be paid a fee of $2,500 a month, was granted a stock option to purchase 100,000 shares of the Company's common stock (See Note 7), and was to be paid a transaction-based fee for business combinations or certain other transactions completed by the Company that were initiated by CBS. Effective February 1, 1996, the agreement with CBS was amended to provide for a monthly fee of $4,000 for a period of 36 months and to eliminate any transaction-based compensation. In June 1997, the Company repurchased the 100,000 stock options from CBS for $75,000 (See Note 7) and prepaid $74,663 for the consulting agreement. The Company amortized the prepayment over 20 months and recorded expense of $48,531 and $26,132 for the years ended December 31, 1998 and 1997, respectively.

(13) BUSINESS SEGMENT INFORMATION

     The Company supports products and services that enable individuals to create and manage their own Internet Web presence, create public or private online communities and manage their own interactions. The Company's i2u/WEBBbuilder foundation software provides users with the ability to create their own home pages using simple, on-screen templates, as well as integrated online communications, e-commerce and publishing tools.

     The Company has two business segments: Community and Web Services and Financial Services. Each of these is a business segment, with its respective financial performance detailed herein.

     Community and Web Services consists of customized community and communication portals or start pages for broadband (high bandwidth or high data transmission capabilities) operators who provide Internet access and products and services which enable businesses, associations, and government institutions to create a "virtual office" on the Internet.

     Financial Services consists of an online banking solution, marketed to financial institutions having less than $500 million in assets, using a service bureau approach to e-banking, which enables them to provide smaller community banks and credit unions with many of the capabilities and services available to the larger banks without the cost associated with the development of bank specific systems.

     Custom Web Page Development consists of custom Web site development, maintenance and hosting activities for enterprises. During the fourth quarter of 1997, this business was incorporated into other segments of the Company's operations or transitioned to third parties.

     Corporate Activities consists of general corporate expenses, including capitalized costs that are not allocated to specific business segments. Assets of corporate activities include unallocated cash, receivables, prepaid expenses, note receivable, deferred acquisition costs, deposits and corporate use of property and equipment.

          NET SALES
          -----------------------------------------------------------------------------------------
                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                      ---------------------------------------------
                                                              1998                      1997
                                                      -------------------       -------------------
          Community and Web services                           $1,362,282                $1,671,365
          Financial services                                      227,098                    29,818
          Custom Web page development                                   -                 1,090,373
                                                      -------------------       -------------------
          Total net sales                                      $1,589,380                $2,791,556
                                                      ===================       ===================


          NET LOSS
          -----------------------------------------------------------------------------------------
                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                      ---------------------------------------------
                                                               1998                       1997
                                                      -------------------       -------------------
          Community and Web services                         $ (4,578,160)              $  (987,436)
          Financial services                                     (309,523)                  (38,639)
          Custom Web page development                                   -                (1,121,178)
          Corporate activities                                 (5,728,580)               (1,228,026)
                                                      -------------------       -------------------
          Net loss                                           $(10,616,263)              $(3,375,279)
                                                      ===================       ===================

          ASSETS
          -----------------------------------------------------------------------------------------
                                                                       DECEMBER 31,
                                                      ---------------------------------------------
                                                              1998                      1997
                                                      -------------------       -------------------
          Community and Web services                          $  696,219               $1,253,364
          Financial services                                     416,071                  493,266
          Custom Web page development                                  -                  233,117
          Corporate activities                                 2,272,986                4,346,744
                                                      -------------------       -------------------
          Total                                               $3,385,276               $6,326,491
                                                      ===================       ===================

          PROPERTY AND EQUIPMENT
          -----------------------------------------------------------------------------------------
                                                                       DECEMBER 31,
                                                      ---------------------------------------------
                                                              1998                      1997
                                                      -------------------       -------------------
          Community and Web services                         $  516,918                $  181,314
          Financial services                                    397,721                   422,315
          Custom Web page development                                 -                         -
          Corporate activities                                  263,989                   412,003
                                                      -------------------       -------------------
          Total                                              $1,178,628                $1,015,632
                                                      ===================       ===================

          DEPRECIATION AND AMORTIZATION
          -----------------------------------------------------------------------------------------
                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                      ---------------------------------------------
                                                              1998                      1997
                                                      -------------------       -------------------
          Community and Web services                       $    546,824                $   63,405
          Financial services                                    140,953                    35,193
          Custom Web page development                                 -                    39,694
          Corporate activities                                  103,378                    60,496
                                                      -------------------       -------------------
          Total                                            $    791,155                $  198,788
                                                      ===================       ===================

          PROPERTY AND EQUIPMENT ADDITIONS
          -----------------------------------------------------------------------------------------
                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                      ---------------------------------------------
                                                              1998                      1997
                                                      -------------------       -------------------
          Community and Web services                       $    221,672              $    181,314
          Financial services                                    124,652                   422,315
          Custom Web page development                                 -                    66,010
          Corporate activities                                  135,103                    57,455
                                                      -------------------       -------------------
          Total                                            $    481,427              $    727,094
                                                      ===================       ===================

(14) PROPOSED BUSINESS COMBINATION

     On March 19, 1998, the Company entered into an Agreement and Plan of Merger with Durand Acquisition Corporation (a wholly owned subsidiary of the Company) and Durand Communications, Inc. ("DCI"). The Merger Agreement contemplates that the Company will acquire 100% of the outstanding common stock of DCI and in consideration therefore (i) will issue approximately 956,000 shares of the Company's common stock to the stockholders of DCI, (ii) reserve approximately 240,000 shares of common stock for issuance upon exercise of outstanding options and warrants of the Company that will be issued in connection with the DCI Merger, and will reserve approximately 40,000 shares of common stock for issuance upon conversion of convertible securities of DCI that will be assumed by the Company in connection with the DCI Merger, and (iii) will assume approximately $2,300,000 of liabilities of DCI. Located in Santa Barbara, California, DCI is a privately held company that develops and markets Internet "community" building tools and services, training in the use of these tools and services and on-line service for hosting these communities. DCI reported revenues of $813,522 (unaudited), of which $540,371 (unaudited) were sales to the Company, and incurred a net loss of $(1,564,160) (unaudited) for the twelve months ended December 31, 1998. For the twelve months ended December 31, 1997, DCI and an acquired company reported net sales of $740,739 (unaudited) and incurred net losses of $(2,867,973) (unaudited). At December 31, 1998, DCI had an accumulated deficit of (8,397,347) (unaudited).

(15) SUBSEQUENT EVENTS

     Series C Preferred Stock

     On January 11, 1999, the Company completed a private placement for gross proceeds of $3,000,000. The Company sold 3,000 shares of Series C cumulative, convertible, redeemable preferred stock (the "Series C Preferred Stock"). Net proceeds to the Company were approximately $2,755,000 after deducting approximately $245,000 in offering costs.

     The Series C Preferred Stock entitles the holder to voting rights equal to the number of shares of common stock into which the shares of the Series C Preferred Stock are convertible. The Series C Preferred Stock specifies a 4% per annum cumulative, non-compounding dividend based on the stated value of $1,000 per share. The Company may redeem the Series C Preferred Stock at any time at a redemption price per share equal to $1,200 plus any accrued but unpaid dividends plus a warrant to purchase a number of shares equal to each holder of Series C Preferred Stock pro-rata allocation of 100,000 shares (based on the number of shares of Series C Preferred Stock held by such holder in relation to the total authorized shares of Series C Preferred Stock). Such warrant has a term of three years from the date of issuance and a per share exercise price equal to the applicable Maximum Conversion Price (as defined) for the Series C Preferred Stock being redeemed. In addition, the Company may redeem the Series C Preferred Stock upon the receipt of a notice of conversion with respect to the Series C Preferred Stock for which the Conversion Price (as defined) is less than $5.40 per share for a per share price equal to the product of (i) the number of shares of common stock otherwise issuable upon conversion of such shares of Series C Preferred Stock on the date of conversion and (ii) the closing bid price of common stock on the date of conversion.

     Each share of Series C Preferred Stock is convertible, at the option of the holder, at any time after February 1, 1999, into the number of shares of common stock equal to $1,000 divided by the lesser of (i) 140% of the closing bid price of the common stock on the date of the issuance of the Series C Preferred Stock being converted (initially $20.65), or, if less and if the conversion is occurring at least 120 days after the issuance of the Series C Preferred Stock being converted, 100% of the closing bid price of the Company's common stock on the trading day closest to the date that is 120 days after the Series C Preferred Stock that is being converted was issued or (ii) the average of the five lowest closing bid prices of common stock during the 44 consecutive trading days immediately preceding the conversion of the Series C Preferred Stock conversion date.

     In addition, the Company may require the conversion of the Series C Preferred Stock at any time during the 20 day period immediately following 20 consecutive trading days during which the closing bid price of common stock is not less than 200% of the Maximum Conversion Price of the Series C Preferred Stock being converted. The Series C Preferred Stock must be converted on the date which is five years after the date on which the Series C Preferred Stock being converted was issued.

     The beneficial conversion feature (a "Guaranteed Return") of the Series C Preferred Stock is considered to be an additional preferred stock dividend. The computed value of the Guaranteed Return of $3,914,063 is initially recorded as a reduction of the Series C Preferred Stock and an increase to additional paid-in capital. The Guaranteed Return reduction to preferred stock will be accreted, as additional dividends, by recording a charge to income available to common stockholders from the date of issuance to the earliest date of conversion. The Company will also record annual dividends of $40 per share as a reduction of income available to common stockholders, whether or not declared by the Board of Directors.

     The difference between the stated redemption value of $1,000 per share and the recorded value on January 11, 1999, totaling $4,158,563 (which includes $1,158,563 of accretion of preferred stock for the Guaranteed Return in excess of the redemption value), will be accreted as a charge to income available to common stockholders during the first quarter of 1999 and is comprised of the following:

               Guaranteed return                               $3,914,063
               Series C Preferred Stock offering costs            244,500
                                                            --------------
               Total accretion recorded                        $4,158,563
                                                            ==============

     In addition, the Company also issued a warrant that expires June 30, 1999, which entitles the holder to purchase, at a price of $1,000 per share, up to 2,000 shares of the Company's Series C Preferred Stock. This warrant also grants the Company the right to require the holder to exercise such warrants on or before June 30, 1999.

     During February 1999, the investor converted 2,500 shares of the Series C Preferred Stock, including accrued dividends payable of $9,149, into 232,564 shares of the Company's common stock at a conversion price per share ranging from approximately $10.74 to $11.00 as summarized in the following table:

                                                   NUMBER OF SHARES
                                    ---------------------------------------------
                                        SERIES C                                          COMMON STOCK
                                       PREFERRED                 COMMON                    CONVERSION
          CONVERSION DATE                STOCK                    STOCK                  PRICE PER SHARE
      ----------------------       -------------------       -------------------       --------------------
      February 10, 1999                      1,500                  140,157                       $10.74
      February 11, 1999                        500                   46,724                        10.74
      February 26, 1999                        500                   45,683                        11.00
                                   -------------------       -------------------
      Total                                  2,500                  232,564
                                   ===================       ===================

     Conversion of Series A Preferred Stock and Exercise of Common Stock Warrant

     On January 13, 1999, all 1,400 outstanding shares of the Series A Preferred Stock, including accrued dividends payable of $12,465, were converted into 247,366 shares of the Company's common stock at a conversion price per share of $5.71.

     In connection with the issuance of the Series A Preferred Stock (See Note
7), the Company issued a warrant to the investor to purchase 140,000 shares of the Company's common stock for a purchase price of $5.71 per share. During January 1999, the investor exercised the warrant to purchase 140,000 shares of the Company's common stock, whereby proceeds to the Company totaled $799,400.

     Conversion of 10% Preferred Stock

     During January and February 1999, 160,000 shares of the 10% Preferred Stock, including accrued dividends payable of $165,093, were converted into 177,106 shares of the Company's common stock at conversion prices ranging from $9.46 to $10.00 as summarized in the following table:

                                             NUMBER OF SHARES
                               ---------------------------------------------
                                        10%                                          COMMON STOCK
                                     PREFERRED                  COMMON                CONVERSION
        CONVERSION DATE                STOCK                    STOCK               PRICE PER SHARE
     ----------------------    -------------------       -------------------       ---------------------
      January 5, 1999                      10,000                    11,590                  $ 9.46
      January 7, 1999                      10,000                    11,039                    9.98
      January 14, 1999                      5,000                     5,422                   10.00
      January 15, 1999                     60,000                    66,248                   10.00
      January 19, 1999                     10,000                    10,858                   10.00
      January 20, 1999                     25,000                    27,636                   10.00
      January 28, 1999                     10,000                    11,077                   10.00
      February 2, 1999                     20,000                    22,083                   10.00
      February 25, 1999                    10,000                    11,153                   10.00
                               -------------------       -------------------
      Total                               160,000                   177,106
                               ===================       ===================

     Capital Leases

     In January 1999, the Company entered into a capital lease for e-commerce software with a total purchase price of $35,000. Under the terms of the lease, the Company will make 35 monthly principal and interest payments of $1,201. Total lease payments, including interest, will be $42,018.

     Note Receivable

     During January and February 1999, the Company advanced DCI an additional $162,580 for working capital purposes under terms pursuant to the working capital note (See Note 3). It is the Company's intent to continue to fund DCI until the business combination is complete.

     Business Acquisition

     On March 10, 1999, the Company acquired a controlling interest in a newly formed company, NetIgnite 2, LLC ("NetIgnite"). NetIgnite is a development stage company which the Company formed with a predecessor company by the name of NetIgnite, Inc. ("NI"), the sole shareholder and founder of which was Perry Evans, the founder and past President of MapQuest.com. In connection with the formation of NetIgnite, NI contributed all of its rights to certain technology to NetIgnite and the Company agreed to provide $1,500,000 of funding which it is believed will be required to implement NetIgnite's business plan during the next 12 to 18 months. The Company is entitled to 99.5% of NetIgnite's operating income and approximately 60% of any proceeds upon the sale of NetIgnite. NI is entitled to .5% of NetIgnite's operating income and approximately 40% of any proceeds upon the sale of NetIgnite. The Company has entered into a Buy-Sell Agreement with NI pursuant to which either the Company of NI could, subject to certain conditions, acquire all of the other's interest in NetIgnite. In the event that the Company sold its interest to NetIgnite in accordance with the Buy-Sell Agreement, the Company would be entitled to retain a limited non-exclusive license to utilize the technology developed by NetIgnite. Mr. Evans has entered into an Employment Agreement with the Company and NetIgnite which has an initial term of two years, provides for a minimum annual salary of $190,000 and the granting of stock options to purchase 80,000 shares of common stock at an exercise price of $12.25, one-third of such option shares to vest annually during the next three years subject to Mr. Evans' continuous employment by the Company.

(16)  UNAUDITED QUARTERLY INFORMATION

      The Company has revised certain factors used in determining the amounts to be accreted related to issuances of its 10% and 5% Preferred Stock as well as the period for the accretion of the 5% Preferred Stock. These revisions and their impact on unaudited quarterly amounts are presented below.

                                                       Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                    As Reported    As Revised
                                                    (Unaudited)    (Unaudited)
                                                    ------------- ------------
Net sales:
  Service sales                                      $   107,572   $   107,572
  Hardware and software sales                            619,667       619,667
                                                    ------------- ------------
                                                         727,239       727,239
                                                    ------------- ------------

Cost of sales:
  Cost of services                                        88,519        88,519
  Cost of hardware and software                          473,034       473,034
                                                    ------------- ------------
                                                         561,553       561,553
                                                    ------------- ------------
Gross margin                                             165,686       165,686
                                                    ------------- ------------

Operating expenses:
  Sales and marketing expenses                           514,315       514,315
  Product development expenses                           222,368       222,368
  General and administrative expenses                    851,474       851,474
  Depreciation and amortization                           95,377        95,377
                                                    ------------- ------------
                                                       1,683,534     1,683,534
                                                    ------------- ------------
  Loss from operations                                (1,517,848)   (1,517,848)

Interest income, net                                      29,139        29,139
                                                    ------------- ------------
Net loss                                              (1,488,709)   (1,488,709)

Preferred stock dividends                                 62,399        62,399
Accretion of preferred stock to redemption value         145,334       418,696(a)
                                                    ------------- ------------
Net loss available to common stockholders            $(1,696,442)  $(1,969,804)
                                                    ============= ============
Loss per share, basic and diluted                    $     (0.51)  $     (0.59)
                                                    ============= ============
Weighted average shares outstanding                    3,335,687     3,335,687
                                                    ============= ============

(a) Increase in accretion of preferred stock to redemption value is due to the revision of discounts applied to common stock and common stock warrants issued in connection with the preferred stock private placements.



   (16) UNAUDITED QUARTERLY INFORMATION (Continued)

                                        Three Months Ended               Six Months Ended
                                             June 30,                      June 30,
--------------------------------------------------------------       -------------------------
                                     As Reported   As Revised        As Reported    As Revised
                                     (Unaudited)   (Unaudited)       (Unaudited)   (Unaudited)
                                     -----------   -----------       -----------   -----------
Net sales:
  Service sales                      $    90,820   $    90,820       $   198,392   $   198,392
  Hardware and software                  209,988       209,988           829,655       829,655
                                     -----------   -----------       -----------   -----------
                                         300,808       300,808         1,028,047     1,028,047
                                     -----------   -----------       -----------   -----------
Cost of sales:
  Cost of services                        58,919        58,919           147,438       147,438
  Cost of hardware and software          207,901       207,901           680,935       680,935
                                     -----------   -----------       -----------   -----------
                                         266,820       266,820           828,373       828,373
                                     -----------   -----------       -----------   -----------
  Gross margin                            33,988        33,988           199,674       199,674
                                     -----------   -----------       -----------   -----------
Operating expenses:
  Sales and marketing expenses           611,451       611,451         1,125,767     1,125,767
  Product development expenses           131,202       131,202           353,570       353,570
  General and administrative
    expenses                             857,062       857,062         1,708,585     1,708,585
  Depreciation and amortization          105,970       105,970           201,347       201,347
                                     -----------   -----------       -----------   -----------

                                       1,705,685     1,705,685         3,389,269     3,389,269
                                     -----------   -----------       -----------   -----------
  Loss from operations                (1,671,697)   (1,671,697)       (3,189,595)   (3,189,595)

Interest income, net                      33,225        33,225            62,414        62,414
                                     -----------   -----------       -----------   -----------

Net loss                              (1,638,472)   (1,638,472)       (3,127,181)   (3,127,181)

Preferred stock dividends                 80,585        80,585           142,984       142,984
Accretion of preferred stock to
  redemption value                       848,646     1,818,564  (b)      993,980     2,237,260  (b)
                                     -----------   -----------       -----------   -----------

Net loss available to common
  stockholders                       $(2,567,703)  $(3,537,621)      $(4,264,145)  $(5,507,425)
                                     ===========   ===========       ===========   ===========

Loss per share, basic and diluted    $     (0.75)  $     (1.03)      $     (1.26)  $     (1.62)
                                     ===========   ===========       ===========   ===========

Weighted average shares outstanding    3,446,131     3,446,131         3,390,909     3,390,909
                                     ===========   ===========       ===========   ===========

(b) Increase in accretion of preferred stock to redemption value due to the revision of discounts applied to common stock and common stock warrants issued in connection with preferred stock private placements and the revision of the accretion period for the preferred stock.



   (16) UNAUDITED QUARTERLY INFORMATION (Continued)

                                        Three Months Ended              Nine Months Ended
                                           September 30,                   September 30,
--------------------------------------------------------------       -------------------------
                                     As Reported   As Revised        As Reported    As Revised
                                     (Unaudited)   (Unaudited)       (Unaudited)   (Unaudited)
                                     -----------   -----------       -----------   -----------
Net sales:
  Service sales                      $   120,409   $   120,409       $   318,800   $   318,800
  Hardware and software                   87,434        87,434           917,090       917,090
                                     -----------   -----------       -----------   -----------
                                         207,843       207,843         1,235,890     1,235,890
                                     -----------   -----------       -----------   -----------
Cost of sales:
  Cost of services                       103,034       103,034           250,472       250,472
  Cost of hardware and software           74,541        74,541           755,476       755,476
                                     -----------   -----------       -----------   -----------
                                         177,575       177,575         1,005,948     1,005,948
                                     -----------   -----------       -----------   -----------
  Gross margin                            30,268        30,268           229,942       229,942
                                     -----------   -----------       -----------   -----------
Operating expenses:
  Sales and marketing expenses           665,616       665,616         1,796,134     1,796,134
  Product development expenses           484,017       484,017           837,587       837,587
  General and administrative
    expenses                             903,710       903,710         2,607,544     2,607,544
  Depreciation and amortization          111,478       111,478           312,825       312,825
                                     -----------   -----------       -----------   -----------

                                       2,164,821     2,164,821         5,554,090     5,554,090
                                     -----------   -----------       -----------   -----------
  Loss from operations                (2,134,553)   (2,134,553)       (5,324,148)   (5,324,148)

Interest income, net                      43,342        43,342           105,756       105,756
                                     -----------   -----------       -----------   -----------

Net loss                              (2,091,211)   (2,091,211)       (5,218,392)   (5,218,392)

Preferred stock dividends                100,635       100,635           243,619       243,619
Accretion of preferred stock to
  redemption value                     1,691,209       472,800  (c)    2,685,189     2,710,060  (c)
                                     -----------   -----------       -----------   -----------

Net loss available to common
  stockholders                       $(3,883,055)  $(2,664,646)      $(8,147,200)  $(8,172,071)
                                     ===========   ===========       ===========   ===========

Loss per share, basic and diluted    $     (1.09)  $     (0.75)      $     (2.37)  $     (2.38)
                                     ===========   ===========       ===========   ===========

Weighted average shares outstanding    3,566,951     3,566,951         3,436,922     3,436,922
                                     ===========   ===========       ===========   ===========

(c) Increase in accretion of preferred stock to redemption value due to the revision of discounts applied to common stock and common stock warrants issued in connection with preferred stock private placements and the revision of the accretion period for the preferred stock.

                          ONLINE SYSTEM SERVICES, INC.
                               INDEX TO EXHIBITS
                 FORM 10-KSB (For Year Ended December 31, 1998)




(a)    Listing of Exhibits:

     2.1    Agreement and Plan of Merger dated March 19, 1998 among OSS, Durand
            Acquisition Corporation and Durand Communications, Inc. (3)
     3.1    Articles of Incorporation, as amended, of OSS (5)
     3.2    Bylaws of OSS (1)
     4.1    Specimen form of OSS' Common Stock certificate (2)
     4.2    Form of Warrant Agreement dated May 23, 1996 between Corporate Stock
            Transfer and OSS, including form of Warrant (2)
     4.3    Stock Option Plan of 1995 (1)
     4.4    Form of Incentive Stock Option Agreement for Stock Option Plan of 1995
            (1)
     4.5    Form of Nonstatutory Stock Option Agreement for Stock Option Plan of
            1995 (1)
     4.6    Form of Warrant issued in connection with Sale-Leaseback of Equipment
            (1)
     4.7    Form of Warrant issued in 1996 to private investors (1)
     4.8    Specimen of Warrant Certificate--See Exhibit A filed with Exhibit 4.2
     4.9    Form of Warrant Agreement issued in 1997 and 1998 to private investors
            (3)
    4.10    Form of Warrant Agreement issued in connection with issuance of Series
            A Preferred Stock (4)
    4.11    Form of Warrant Agreement issued in connection with issuance of Series
            C Preferred Stock--See Exhibit B filed with Exhibit 10.8
    10.1    Equipment Lease Agreement dated December 15, 1995 between OSS and OSS
            Equipment Leasing General Partnership (1)
    10.2    Form of Nondisclosure and Nonsolicitation Agreement between OSS and its employees (2)
    10.3    Office Lease for OSS' principal offices (2)
    10.4    Long-Term Equipment Sale and Software License Agreement dated October
            7, 1997 between OSS and FiberTel TCI2 S.A. (3)
    10.5    Agreement dated October 7, 1997 between OSS and Medical Education
            Collaborative, Inc. (3)
    10.6    Form of Change of Control Agreement between OSS and certain employees*
    10.7    Securities Purchase Agreement and Exhibits thereto dated January 11,
            1999 between OSS and Archer Investors, LLC (6)
    10.8    Operating and Member Control Agreement dated March 10, 1999, among
            NetIgnite2, LLC, OSS and NetIgnite, Inc., Buy-Sell Agreement dated
            March 10, 1999, among NetIgnite2, LLC, OSS and NetIgnite, Inc. and
            Employment Agreement dated March 10, 1999, among OSS, NetIgnite2, LLC and Perry Evans*
    10.9    Electronic Banking Service Contract dated May 28, 1997 between OSS and
            Rockwell Federal Credit Union*
    10.10   Online Banking Service Agreement dated February 10, 1999 between OSS and CU Cooperative Systems, Inc.*
    10.11   Internet/Business Site Development & Host Agreement dated November
            12, 1997 between OSS and ReMax International, Inc.*
    10.12   Long-Term Equipment Sale and Software License Agreement dated
            February 16, 1998 between OSS and Boulder Ridge Cable TV Inc. dba
            Starstream Communications*
    10.13   Agreement for the Provision of Internet Services, Equipment, and
            Software Licenses dated November 26, 1997 between OSS and American
            Telecasting, Inc.*
    10.14   Equipment Sale and Software License Agreement dated August 4, 1997, as amended May 26, 1998, between OSS and Intermedia Partners
            Southeast*
    13      The registrant intends to deliver to its shareholders a copy of 1997
            Annual Report on form 10-KSB (without exhibits), in lieu of a separate
            Annual Report to Shareholders
    21      Subsidiaries of Online System Services, Inc.
    23.1    Consent of Arthur Andersen LLP*
    27      Financial Data Schedule*

------------------------
*      Filed herewith.
(1) Filed with the initial Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(2) Filed with Amendment No. 1 to the Registration Statement on Form SB-2, filed May 3,1996, Commission File No. 333-3282-D.
(3) Filed with the Form 10-KSB Annual Report for the year ended December 31, 1997, Commission File No. 0-28462.
(4) Filed with the Registration Statement on Form S-3, filed December 22, 1998, Commission File No. 333-69477.
(5) Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
(6) Filed with the Form 8-K Current Report dated January 11, 1999, as amended, Commission File No. 0-28462.