Form 10QSB
period 1999-03-31
ONLINE SYSTEM SERVICES INC
filed 1999-05-17
CIK 1011901

                            FORM 10-QSB - Quarterly
    Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of l934.

For the period ended March 31, 1999.
                     ---------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                      to                     .
                               ---------------------  ---------------------

Commission File Number    0-28462.
                      ------------

ONLINE SYSTEM SERVICES, INC.
----------------------------
(Exact name of registrant as specified in its charter)

COLORADO                              84-1293864
-----------------------------------------------------
(State or other jurisdiction       I.R.S. Employer
of incorporation or organization  Identification No.)

1800 GLENARM PLACE, SUITE 700, DENVER, CO     80202
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

[X]  YES  [_]  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of May 13, 1999, Registrant had 5,660,473 shares of common stock outstanding.

                  ONLINE SYSTEM SERVICES, INC. AND SUBSIDIARY
                                     Index
                                     -----

                                                                                                             Page
                                                                                                           ----------
Part I.  Financial Information

         Item 1.  Unaudited Financial Statements

         Consolidated Balance Sheets as of March 31, 1999  and December 31, 1998                                 3

         Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998                4

         Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998              5-6

         Notes to Consolidated Financial Statements                                                           7-14

        Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                  15-28

Part II. Other Information

         Item 1 and 3-5.   Not Applicable                                                                       28

         Item 2.  Changes in Securities and Use of Proceeds                                                     28

         Item 6.  Exhibits and Reports on Form 8-K                                                              29

Signatures                                                                                                      30

                 --------------------------------------------


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

                          PART I FINANCIAL INFORMATION

                          ITEM 1 FINANCIAL STATEMENTS

                  ONLINE SYSTEM SERVICES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                              March 31,      December 31,
                                                                                                1999             1998
                                                                                           -------------    -------------
                                      ASSETS
Current assets:
  Cash and cash equivalents                                                                 $  1,651,254     $    698,339
  Accounts receivable, net of allowance for doubtful accounts of $18,000                          90,944          124,912
  Accounts receivable from related party                                                          95,531           22,925
  Note and accrued interest receivable                                                           996,141          896,787
  Inventory, net                                                                                  29,193           55,126
  Prepaid expenses                                                                                39,919           74,179
  Deferred acquisition costs                                                                     230,435          229,404
  Short-term deposits                                                                            101,416          101,441
                                                                                           -------------    -------------
              Total current assets                                                             3,234,833        2,203,113

Investment in subsidiary                                                                           5,671                -

Property and equipment, net of accumulated depreciation
  of $849,738 and $741,552, respectively                                                       1,778,842        1,178,628

Other assets                                                                                      21,590            3,535
                                                                                           -------------    -------------
              Total assets                                                                  $  5,040,936     $  3,385,276
                                                                                           =============    =============
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                                  $    975,682     $    873,901
  Accrued salaries and payroll taxes payable                                                     261,239          329,755
  Current portion of capital leases payable                                                       33,906           21,766
  Customer deposits and deferred revenue                                                         365,000          100,600
                                                                                          -------------------------------
              Total current liabilities                                                        1,635,827        1,326,022

Capital leases payable                                                                            54,232           39,915

Stockholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized:
     10% redeemable, convertible preferred stock, 10% cumulative return; 85,000 and
      245,000 shares issued and outstanding, respectively,
      including dividends payable of $106,256 and $241,172, respectively                         956,256        2,691,172

     Series C redeemable, convertible preferred stock, 4% cumulative return; 500 and none issued and outstanding, respectively,
         including dividends payable of $4,386 and none, respectively                            504,386                -

     Series A redeemable, convertible preferred stock, 5% cumulative return; none and 1,400 issued and outstanding, respectively,
         including dividends payable of none and $10,164, respectively                                 -        1,410,164

  Common stock, no par value, 20,000,000 shares authorized,
    5,590,604 and 4,642,888 shares issued and outstanding, respectively                       27,053,704       16,410,300
  Warrants and options                                                                         2,392,060        2,281,832
  Accumulated deficit                                                                        (27,555,529)     (20,774,129)
                                                                                           -------------    -------------
              Total stockholders' equity                                                       3,350,877        2,019,339
                                                                                           -------------    -------------
              Total liabilities and stockholders' equity                                    $  5,040,936     $  3,385,276
                                                                                           =============     ============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                  ONLINE SYSTEM SERVICES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                     ------------------------------------------
                                                                                           1999                      1998
                                                                                     -----------------        -----------------
Net sales:
 Transaction fee sales                                                                   $     100,329              $    20,825
 Transaction fee sales to related party                                                          6,000                    2,000
 Service sales                                                                                  39,944                   84,747
 Service sales to related party                                                                 24,500                        -
 Hardware and software sales                                                                    52,173                  533,927
 Hardware and software sales to related party                                                   65,336                   85,740
                                                                                     -----------------        -----------------
                                                                                               288,282                  727,239
                                                                                     -----------------        -----------------
Cost of sales:
 Cost of transaction fee sales                                                                  65,291                    7,947
 Cost of transaction fee sales to related party                                                  2,514                      805
 Cost of services                                                                               19,690                   79,767
 Cost of service sales to related party                                                          6,176                        -
 Cost of hardware and software                                                                  35,868                  424,352
 Cost of hardware and software sales to related party                                           58,287                   48,682
                                                                                     -----------------        -----------------
                                                                                               187,826                  561,553
                                                                                     -----------------        -----------------
 Gross margin                                                                                  100,456                  165,686
                                                                                     -----------------        -----------------
Operating expenses:
 Sales and marketing expenses                                                                  509,859                  514,315
 Product development expenses                                                                  598,840                  222,368
 General and administrative expenses                                                         1,484,545                  851,474
 Depreciation and amortization                                                                 108,229                   95,377
                                                                                     -----------------        -----------------
                                                                                             2,701,473                1,683,534
                                                                                     -----------------        -----------------
 Loss from operations                                                                       (2,601,017)              (1,517,848)
Loss from investment in subsidiary                                                             (21,949)                       -
Interest income, net                                                                            46,142                   29,139
                                                                                     -----------------        -----------------
Net loss                                                                                    (2,576,824)              (1,488,709)
Preferred stock dividends                                                                      (46,013)                 (62,399)
Accretion of preferred stock to redemption value                                            (3,000,000)                (418,696)
Accretion of preferred stock for guaranteed return in excess
 of redemption value                                                                        (1,158,563)                       -
                                                                                     -----------------        -----------------
Net loss available to common stockholders                                                $  (6,781,400)             $(1,969,804)
                                                                                     =================        =================
Loss per share, basic and diluted                                                               $(1.28)                  $(0.59)
                                                                                     =================        =================
Weighted average shares outstanding                                                          5,313,368                3,335,687
                                                                                     =================        =================



The accompanying notes to consolidated financial statements are an integral part of these statements

                  ONLINE SYSTEM SERVICES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                 ----------------------------------------------
                                                                                         1999                       1998
                                                                                 -------------------        -------------------

Cash flows from operating activities:
    Net loss                                                                             $(2,576,824)               $(1,488,709)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                        108,229                     95,377
        Loss from investment in subsidiary                                                    21,949
        Accrued interest income on advances to DCI                                           (22,050)                         -
        Reduction in note receivable for services received from DCI                          272,276                          -
        Stock and stock options issued for services and to customer                          140,229                     11,042
    Changes in operating assets and liabilities:
        Decrease in accounts receivable                                                       33,968                    129,149
        Increase in accounts receivable from related party                                   (72,606)                   (22,925)
        Decrease in accrued revenue receivables                                                    -                     26,400
        Decrease in inventory                                                                 25,933                    194,452
        Decrease (increase) in prepaid expenses                                               34,260                    (20,250)
        (Increase) decrease in short-term deposits and other assets                          (18,072)                    11,010
        Decrease in accounts payable and accrued liabilities                                (346,738)                  (430,145)
        (Decrease) increase in accrued salaries and payroll taxes payable                    (68,516)                    92,412
        Increase (decrease) in customer deposits and deferred revenue                        264,400                     (4,999)
                                                                                 -------------------        -------------------
            Net cash used in operating activities                                         (2,203,562)                (1,407,186)
                                                                                 -------------------        -------------------
Cash flows from investing activities:
    Purchase of property and equipment                                                      (224,883)                  (161,270)
    Capitalized software development costs                                                         -                    (68,672)
    Cash advances to DCI                                                                    (349,579)                  (130,967)
    Payment of acquisition costs                                                              (1,031)                         -
    Investment in subsidiary                                                                 (27,620)                         -
                                                                                 -------------------        -------------------
            Net cash used in investing activities                                           (603,113)                  (360,909)
                                                                                 -------------------        -------------------
Cash flows from financing activities:
    Payments on capital leases                                                                (8,543)                    (6,201)
    Proceeds from issuance of common stock and warrants                                            -                     65,442
    Proceeds from exercise of stock options and warrants                                   1,012,633                     50,410
    Proceeds from issuance of 10% Preferred Stock                                                  -                    159,558
    Proceeds from issuance of Series C Preferred Stock                                     3,000,000                          -
    Stock offering costs                                                                    (244,500)                   (26,764)
                                                                                 -------------------        -------------------
            Net cash provided by financing activities                                      3,759,590                    242,445
                                                                                 -------------------        -------------------
Net increase (decrease) in cash and cash equivalents                                         952,915                 (1,525,650)
Cash and cash equivalents, beginning of period                                               698,339                  3,680,282
                                                                                 -------------------        -------------------
Cash and cash equivalents, end of period                                                 $ 1,651,254                $ 2,154,632
                                                                                 ===================        ===================



The accompanying notes to consolidated financial statements are an integral part of these statements.

                          ONLINE SYSTEM SERVICES, INC.

                                  (UNAUDITED)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                    ---------------------------------------------
                                                                                            1999                      1998
                                                                                    -------------------       -------------------
Supplemental disclosure of cash flow information:
Cash paid for interest                                                                   $        4,159              $      1,784

Supplemental schedule of non-cash investing and financing activities:
   Accretion of preferred stock to redemption value                                      $    3,000,000              $    418,696
   Accretion of preferred stock for guaranteed return in excess of
         redemption value                                                                     1,158,563                         -
   Preferred stock dividends paid or to be paid in common stock                                  46,013                    62,399
   Preferred stock and dividends converted to common stock                                    5,686,707                         -
   Stock and stock options issued for services and to customer                                  140,229                    11,042
   Capital leases for equipment                                                                  35,000                     5,100
   Reduction of note receivable in exchange for services received                               272,276                         -
   Equipment to be paid for with capital leases                                                 427,664                         -
   Purchase of intangible asset                                                                  27,620                         -



The accompanying notes to consolidated financial statements are an integral part of these statements.

                  ONLINE SYSTEM SERVICES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                  (UNAUDITIED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements include the accounts of Online System Services and its wholly owned subsidiary (collectively the "Company"). The Company's investment in NetIgnite is accounted for using the equity method. The consolidated financial statements have been prepared without audit pursuant to rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. The interim financial statements should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Among other factors, the Company has incurred significant and recurring losses from operations, and such losses are expected to continue in the near future, which raises substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Management's Discussion and Analysis of Financial Condition and Results of Operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     The continued viability of the Company depends upon, in part, its ability to obtain additional profitable customer contracts and to obtain additional capital through debt or equity financing. The Company believes that its cash and cash equivalents and working capital as of March 31, 1999 plus the anticipated proceeds from the sale of 2,000 shares of the Company's Series C Preferred Stock (See Note 7) will be adequate to sustain operations through July 1999. The Company estimates that it will need to raise approximately $25,000,000 through equity, debt or other external financing, to implement its business development plan (approximately $6,000,000 of which is required to sustain operations for the remainder of 1999). The Company's plan to fund its operations for the next twelve months is to obtain equity financing through a combination of strategic partner investments, proceeds from the exercise of initial public offering ("IPO") common stock warrants (if any, see below), additional private placements of its securities, and may include a secondary public offering of its common stock. The Company is engaged in ongoing discussions with certain potential strategic partners, which if successful, could result in significant additional equity funding for the Company. In connection with the Company's IPO during May 1996, warrants representing the right to acquire 632,500 shares of common stock at $9.00 per share were issued to investors. These warrants expire on May 24, 1999, if not exercised prior thereto. In the event that all of the warrants were exercised for cash, the Company would receive in excess of $5.6 million in net proceeds. In lieu of exercising the warrants for cash, holders may utilize a "cashless exercise" option whereby they may apply the value of a portion of their warrants (i.e., the difference between the market value for our common stock and $9.00, the exercise price of the warrants) to pay the exercise price for the balance of the warrants to be exercised. Therefore, the Company is unable to predict the amount of net proceeds, if any, which it may receive upon exercise of the warrants. Further, the Company believes that it would be possible to continue to raise additional working capital through the sale of securities similar to the transaction described in Note 7 and has initiated discussions with various potential private investors which could result in additional debt or equity investments. The Company has begun discussions regarding a possible secondary offering of its securities during the fall of 1999. However, the Company has no commitments for any such funding and there can be no assurances that these discussions will be successful, or if successful, that the terms of any such fundings will be acceptable to the Company. If the Company is not successful in obtaining funding in appropriate amounts or at appropriate terms, management would consider significant reductions in activity and operations.

NOTE 2 - REVENUE RECOGNITION

     Transaction fee sales include revenue from e-banking service bureau fees, online subscription fees, and Internet access and e-commerce royalties. The Company recognizes revenue in the period the services are provided or earned by the Company.

NOTE 3 - INVESTMENT IN NETIGNITE

     On March 10, 1999, the Company acquired a controlling interest in a newly formed company, NetIgnite 2, LLC ("NetIgnite"). NetIgnite is a development stage company which the Company formed with a predecessor company by the name of NetIgnite, Inc. ("NI"), the sole shareholder and founder of which was Perry Evans, the founder and past President of MapQuest.com. In connection with the formation of NetIgnite, NI contributed all of its rights to certain technology to NetIgnite and the Company agreed to provide funding totaling $1,500,000 which the Company believes will be required to implement NetIgnite's business plan, such funding will occur over the next 12 to 18 months, and on March 31, 1999, the Company had funded $27,620. The Company is entitled to 99.5% of NetIgnite's operating income and approximately 60% of any proceeds upon the sale of NetIgnite. NI is entitled to .5% of NetIgnite's operating income and approximately 40% of any proceeds upon the sale of NetIgnite. The Company has entered into a Buy-Sell Agreement with NI pursuant to which either the Company or NI could, subject to certain conditions, acquire all of the other's interest in NetIgnite. In the event that the Company sold its interest to NetIgnite in accordance with the Buy-Sell Agreement, the Company would be entitled to retain a limited non-exclusive license to utilize the technology developed by NetIgnite. Mr. Evans has entered into an Employment Agreement with the Company and NetIgnite which has an initial term of two years, provides for a minimum annual salary of $190,000 and the granting of stock options to purchase 80,000 shares of common stock at an exercise price of $12.25, one-third of such option shares to vest annually during the next three years subject to Mr. Evans' continuous employment by the Company.

     The Company utilizes the equity method of accounting for this subsidiary.

NOTE 4 - NOTE RECEIVABLE

     In connection with the Merger Agreement (See Note 13) between the Company and DCI, the Company agreed to fund DCI's working capital requirements through the consummation of the merger and executed an unsecured working capital note with a stated interest rate of 10%. As of March 31, 1999, the Company had loaned DCI $1,737,434 and recorded $71,354 of accrued interest receivable. In addition, the Company paid DCI $812,648 for services rendered in connection with the integration of DCI's CommunityWare(R) with the Company's WEBBbuilder product offerings, the payment for such services was effected as a reduction in the note receivable and as product development expenses in the accompanying 1999 consolidated statement of operations. The Company believes that the merger will be consummated during the second quarter of 1999. If the merger is not completed, no assurances can be made that any amounts due from DCI will be collected. The note receivable is secured by a license to DCI's technology. It is the Company's intent to continue to fund DCI until the business combination is complete.

NOTE 5 - INCOME TAXES

     As a result of net losses and the Company's inability to recognize a benefit for its deferred tax assets, the Company did not record a provision for income taxes in the three months ended March 31, 1999 and 1998.

NOTE 6 - NET LOSS PER SHARE

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

                                                     March 31,
                                        ------------------------------------
                                              1999                1998
                                        ----------------     ---------------

Stock options                                 1,755,015           1,313,600
Warrants and underwriter options              1,190,612             878,100
10% Preferred Stock                              95,596             358,450
Series C Preferred Stock                         40,651                   -
                                        ----------------     ---------------
Total                                         3,081,874           2,550,150
                                        ================     ===============

     The number of shares excluded from the earning per share calculation because they are anti-dilutive, using the treasury stock method, were 6,499,093 and 4,118,591 for the three months ended March 31, 1999 and 1998, respectively.

NOTE 7 - SERIES C PREFERRED STOCK

     On January 11, 1999, the Company completed a private placement for gross proceeds of $3,000,000. The Company sold 3,000 shares of Series C cumulative, convertible, redeemable preferred stock (the "Series C Preferred Stock"). Net proceeds to the Company were $2,755,500 after deducting $244,500 in offering costs.

     The Series C Preferred Stock entitles the holder to voting rights equal to the number of shares of common stock into which the shares of the Series C Preferred Stock are convertible. The Series C Preferred Stock specifies a 4% per annum cumulative, non-compounding dividend based on the stated value of $1,000 per share. The Company may redeem the Series C Preferred Stock at any time at a redemption price per share equal to $1,200 plus any accrued but unpaid dividends plus a warrant to purchase a number of shares equal to each Series C Preferred Stock holder's pro-rata allocation of 100,000 shares. Such warrant has a term of three years from the date of issuance and a per share exercise price equal to the applicable Maximum Conversion Price (as defined) for the Series C Preferred Stock being redeemed. In addition, the Company may redeem the Series C Preferred Stock upon the receipt of a notice of conversion with respect to the Series C Preferred Stock for which the Conversion Price (as defined) is less than $5.40 per share for a per share price equal to the product of (i) the number of shares of common stock otherwise issuable upon conversion of such shares of Series C Preferred Stock on the date of conversion and (ii) the closing bid price of common stock on the date of conversion. Each share of Series C Preferred Stock is convertible, at the option of the holder, at any time after February 1, 1999, into the number of shares of common stock equal to $1,000 divided by the lesser of (i) the number of shares of common stock otherwise issuable upon conversion of such shares of Series C Preferred Stock on the date of conversion and (ii) the closing bid price of common stock on the date of conversion. Each share of Series C Preferred Stock is convertible, at the option of the holder, at any time after February 1, 1999, into the number of shares of common stock equal to $1,000 divided by the lesser of (i) 140% of the closing bid price of the common stock on the date of the issuance of the Series C Preferred Stock being converted (initially $20.65), or if less and if the conversion is occurring at least 120 days after the issuance of the Series C Preferred Stock being converted, 100% of the closing bid price of the Company's common stock on the trading day closest to the date that is 120 days after the Series C Preferred Stock that is being converted was issued or (ii) the average of the five lowest closing bid prices of common stock during the 44 consecutive trading days immediately preceding the conversion of the Series C Preferred Stock conversion date.

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

     The beneficial conversion feature (a "Guaranteed Return") of the Series C Preferred Stock is considered to be an additional preferred stock dividend. The computed value of the Guaranteed Return of $3,914,063 is initially recorded as a reduction of the Series C Preferred Stock and an increase to additional paid-in capital. The Guaranteed Return reduction to preferred stock will be accreted, as additional dividends, by recording a charge to income available to common stockholders from the date of issuance to the earliest date of conversion. The Company will also record annual dividends of $40 per share as a reduction of income available to common stockholders, whether or not declared by the Board of Directors, which totaled $13,534 for the three months ended March 31, 1999. The Company has the option to pay the dividends either in cash or in common stock upon conversion. It is the Company's intention to pay the accrued dividends on the Series C Preferred Stock through the issuance of its common stock at the time the Series C Preferred Stock is converted. Consequently, the Company has recorded the dividends payable within the preferred stock balance in the accompanying balance sheets, which totaled $4,386 as of March 31, 1999.

     The difference between the stated redemption value of $1,000 per share and the recorded value on January 11, 1999, totaling $4,158,563 (which includes $1,158,563 of accretion of preferred stock for the Guaranteed Return in excess of the redemption value), was accreted as a charge to income available to common stockholders on the date that the Series C is first convertible, which occurred in the first quarter of 1999 and is comprised of the following:


     Guaranteed Return                                    $3,914,063
     Series C Preferred Stock offering costs                 244,500
                                                       --------------
     Total accretion recorded                             $4,158,563
                                                       ==============


     In addition, the Company also issued a warrant that expires June 30, 1999, which entitles the holder to purchase, at a price of $1,000 per share, up to 2,000 shares of the Company's Series C Preferred Stock. This warrant also grants the Company the right to require the holder to exercise such warrants on or before June 30, 1999; provided that there is an effective Registration Statement with the SEC relating to the common stock issuable upon conversion of the Series C Preferred Stock.

     During February 1999, the investor converted 2,500 shares of the Series C Preferred Stock, including accrued dividends payable of $9,149, into 232,564 shares of the Company's common stock at a conversion price per share ranging from approximately $10.74 to $11.00 as summarized in the following table:

                                            Number of Shares
                             ---------------------------------------------
                                 Series C                                           Common Stock
                                 Preferred                   Common                  Conversion
   Conversion Date                 Stock                     Stock                  Price per Share
----------------------       -------------------       -------------------       --------------------
February 10, 1999                          1,500                   140,157                     $10.74
February 11,1999                             500                    46,724                      10.74
February 26, 1999                            500                    45,683                      11.00
                             -------------------       -------------------
Total                                      2,500                   232,564
                             ===================       ===================

NOTE 8 - CONVERSION OF PREFERRED STOCK AND EXERCISE OF COMMON STOCK
         WARRANT

     On January 13, 1999, all 1,400 outstanding shares of the Series A Preferred Stock, including accrued dividends payable of $12,465, were converted into 247,366 shares of the Company's common stock at a conversion price per share of $5.71.

     In connection with the issuance of the Series A Preferred Stock, the Company issued a warrant to the investor to purchase 140,000 shares of the Company's common stock for a purchase price of $5.71 per share. During January 1999, the investor exercised the warrant for a total purchase price of $799,400.

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
                             ===================       ===================

NOTE 9 - COMMON STOCK

     In February 1999, the Company entered into a six-month agreement with an individual to provide the Company consulting services in his capacity as the Company's Chief Operating Officer. Pursuant to the terms of the agreement, in addition to a monthly cash fee of $15,000, the consultant earns shares of the Company's common stock determined by dividing $15,000 by the fair market value of the common stock on the last trading day of the month. During the three months ended March 31, 1999, the Company issued 2,112 shares of common stock under this agreement valued in the aggregate at $30,000.

NOTE 10 - COMMON STOCK WARRANTS

     In March 1999, the Company granted a warrant to a single customer to purchase 7,000 shares of the Company's common stock at an exercise price of $9.75 per share, which vests one year from the date of the executed contract and is exercisable for two years. The Company recorded deferred customer acquisition costs of $64,470 for the value of these warrants, which was expensed during the three months ended March 31, 1999. The Company's policy with regard to customer acquisition costs is to capitalize costs to acquire customers if the contract contains guarantees of minimum revenue which supports the amount paid. Because the agreement does not contain minimum guaranteed revenue and due to the start-up nature of this service and other uncertainties regarding this arrangement, the Company has expensed the amount during the 1999 period. The Company valued these options utilizing the Black-Scholes option pricing model using the following assumptions:


     Exercise price                                          $ 9.75
     Fair market value of common stock on grant date         $13.00
     Option life                                            3 years
     Volatility rate                                           104%
     Risk free rate of return                                  5.0%
     Dividend rate                                               0%


NOTE 11 - RELATED PARTY TRANSACTIONS

     A director of the Company is also the general partner and chief executive officer for one of the Company's WEBBbuilder customers. The Company entered into a contract during August 1997, as amended, whereby the Company provides its i2u/WEBBbuilder products and services to the customer for several markets. The Company earns revenue from the sale of computer hardware and third party software, engineering fees, equipment installation fees, and royalties from subscriber Internet access and content fees. The Company recognized revenue from the customer totaling $95,536 and $87,740 for the three months ended March 31, 1999 and 1998, respectively.

NOTE 12 - BUSINESS SEGMENT INFORMATION

     The Company supports products and services that enable individuals to create and manage their own Internet Web presence, create public or private online communities and manage their own interactions. The Company's WEBBbuilder foundation software provides users with the ability to create their own home pages using simple, on-screen templates, as well as integrated online communications, e-commerce and publishing tools.

     The Company has three reportable business segments: Community and Web Services, Financial Services and Enterprise Services. Each of these is a business segment, with its respective financial performance detailed herein.

     Community and Web Services consists of customized community and communication portals or start pages for Internet services providers and others who provide Internet access and products and services which enable individuals, businesses, associations, and government institutions to create their own Web site or a "virtual office" on the Internet.

     Financial Services consists of an online banking solution, marketed generally to financial institutions having less than $500 million in assets, using a service bureau approach to e-banking, which enables them to provide many of the capabilities and services available to the larger financial institutions without the cost associated with the development of institution specific systems.

     Enterprise Services consists of products and services that enable businesses, associations, and government institutions to create commerce-enabled Internet, Intranet, and Extranet services. These Enterprise portals provide a place where people from the business, association or government institution can meet and communicate in real-time, use online discussions for information exchange and share files.

     Corporate Activities consists of general corporate expenses, including capitalized costs that are not allocated to specific business segments. Assets of corporate activities include unallocated cash, receivables, prepaid expenses, note receivable, deferred acquisition costs, deposits and corporate use of property and equipment.

         Net Sales
         --------------------------------------------------------------------------------
                                                          Three Months Ended
                                                               March 31,
                                            ---------------------------------------------
                                                    1999                      1998
                                            -------------------       -------------------
         Community and Web services             $       173,865            $      670,659
         Financial services                              72,447                    56,580
         Enterprise services                             41,970                         -
                                            -------------------       -------------------
         Total net sales                        $       288,282            $      727,239
                                            ===================       ===================


         Net Loss
         ---------------------------------------------------------------------------------
                                                           Three Months Ended
                                                                March 31,
                                            ----------------------------------------------
                                                     1999                       1998
                                            -------------------        -------------------
         Community and Web services              $   (1,225,092)            $     (719,926)
         Financial services                            (107,645)                   (54,027)
         Enterprise services                            (10,628)                         -
         Corporate activities                        (1,233,459)                  (714,756)
                                            -------------------        -------------------
         Net loss                                $   (2,576,824)            $   (1,488,709)
                                            ===================        ===================

       Assets
       -----------------------------------------------------------------------------------------
                                                  March 31,               December 31,
                                                    1999                      1998
                                            -------------------       -------------------
       Community and Web services                $    1,232,659            $      696,219
       Financial services                               498,346                   416,071
       Enterprise services                               26,267                         -
       Corporate activities                           3,283,664                 2,272,986
                                            -------------------       -------------------
       Total                                     $    5,040,936            $    3,385,276
                                            ===================       ===================


       Property and Equipment
       ----------------------------------------------------------------------------------
                                                  March 31,               December 31,
                                                    1999                      1998
                                            -------------------       -------------------
       Community and Web services                $    1,037,306             $     516,918
       Financial services                               477,228                   397,721
       Enterprise services                                    -                         -
       Corporate activities                             264,308                   263,989
                                            -------------------       -------------------
       Total                                     $    1,778,842             $   1,178,628
                                            ===================       ===================


       Depreciation and Amortization
       ----------------------------------------------------------------------------------
                                                          Three Months Ended
                                                               March 31,
                                            ---------------------------------------------
                                                    1999                      1998
                                            -------------------       -------------------
       Community and Web services                  $     44,073             $      39,032
       Financial services                                35,247                    35,211
       Enterprise services                                    -                         -
       Corporate activities                              28,909                    21,134
                                            -------------------       -------------------
       Total                                       $    108,229             $      95,377
                                            ===================       ===================


       Property and Equipment Additions
       ----------------------------------------------------------------------------------
                                                          Three Months Ended
                                                               March 31,
                                            ---------------------------------------------
                                                    1999                      1998
                                            -------------------       -------------------
       Community and Web services                  $    564,462              $     19,537
       Financial services                               114,754                       652
       Enterprise services                                    -                         -
       Corporate activities                              29,184                   146,181
                                            -------------------       -------------------
       Total                                       $    708,400              $    166,370
                                            ===================       ===================

NOTE 13 - PROPOSED BUSINESS COMBINATION

     On March 19, 1998, the Company entered into an Agreement and Plan of Merger with Durand Acquisition Corporation (a wholly owned subsidiary of the Company) and Durand Communications, Inc. ("DCI"). The Merger Agreement contemplates that the Company will acquire 100% of the outstanding common stock of DCI and in consideration therefore (i) will issue 955,649 shares of the Company's common stock to the stockholders of DCI, (ii) reserve approximately 240,000 shares of common stock for issuance upon exercise of outstanding options and warrants of the Company that will be issued in connection with the DCI Merger, and will reserve approximately 40,000 shares of common stock for issuance upon conversion of convertible securities of DCI that will be assumed by the Company in connection with the DCI Merger, and (iii) will assume approximately $2,300,000 of liabilities of DCI. Located in Santa Barbara, California, DCI is a privately held company that develops and markets Internet "community" building tools and services, training in the use of these tools and services and on-line service for hosting these communities. For the twelve months ended December 31, 1998, DCI reported revenues of $813,522 (unaudited), of which $540,372 (unaudited) were sales to the Company, and incurred a net loss of $(1,564,160) (unaudited). For the twelve months ended December 31, 1997, DCI and an acquired company reported net sales of $740,739 (unaudited) and incurred net losses of $(2,867,973) (unaudited). At December 31, 1998, DCI had an accumulated deficit of $(8,397,347) (unaudited).

NOTE 14 - SUBSEQUENT EVENTS

     During April 1999, the Company signed a letter of intent with a leasing company whereby the Company would receive a master lease credit line of $1,000,000 for the purchase of computer equipment. The proposed agreement stipulates that $500,000 is contingent upon the Company receiving $2,000,000 additional equity funding and $500,000 is contingent upon the Company securing a minimum of $6,000,000 in additional debt or equity financing no later than June 30, 1999. The lease terms specify a maximum monthly payment including principle and interest of $32,110 for a period of 36 months and also require the Company to pledge certain assets as collateral. In addition, the Company would be required to issue a warrant to the leasing company to purchase shares of the Company's common stock determined by dividing 20% of the credit line by the average closing per share price for the ten consecutive trading days prior to execution of the lease. Based on the current market price of the Company's common stock, the Company estimates that it would have to record a non-cash expense of approximately $150,000 on the date the lease is executed. The warrant would be exercisable at any time upon execution of the lease and for a period of five years thereafter.

     During April and May 1999, approximately 340,000 of the Company's Public Warrants have been exercised, including 305,000 under the cashless exercise provision, resulting in the issuance of approximately 80,000 shares of the common stock. The Company received approximately $150,000 in proceeds from the exercise of these Warrants.

NOTE 15 - UNAUDITED QUARTERLY INFORMATION

     The Company has revised certain factors used in determining the amounts to be accreted related to issuances of its 10% Preferred Stock. These revisions and their impact on unaudited quarterly amounts previously reported in 1998 are presented below.

                                                                                                Three Months Ended
                                                                                                  March 31, 1998
                                                                                 ----------------------------------------------
                                                                                      As Reported                 As Revised
                                                                                      (Unaudited)                (Unaudited)
                                                                                 -------------------        -------------------
Net loss                                                                                 $(1,488,709)               $(1,488,709)
Preferred stock dividends                                                                    (62,399)                   (62,399)
Accretion of preferred stock to redemption value                                            (145,334)                  (418,696) (a)
                                                                                 -------------------        -------------------

Net loss available to common stockholders                                                $(1,696,442)               $(1,969,804)
                                                                                 ===================        ===================

Loss per share, basic and diluted                                                        $     (0.51)               $     (0.59)
                                                                                 ===================        ===================
Weighted average shares outstanding                                                        3,335,687                  3,335,687
                                                                                 ===================        ===================

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

         To date, we have generated revenues through the sale of design and consulting services for Web site development and network engineering services, resale of software licenses, mark-ups on computer hardware and software sold to customers, maintenance fees charged to customers to maintain computer hardware and Web sites, license fees based on a percentage of revenues from our products and services, training course fees, and monthly fees paid by customers for Internet access which we have provided. We commenced sales in February 1995, and were in the development stage through December 31, 1995. We have incurred losses from operations since inception. At March 31, 1999, we had an accumulated deficit of $27,555,529. The reports of our independent public accountants for the years ended December 31, 1998 and 1997 contained a paragraph noting substantial doubt regarding our ability to continue as a going concern.

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

         During 1998, we implemented a new pricing structure whereby we supply our content and community-building products and services to our Internet service provider customers and others and provide a channel for the distribution of our portals and services. This structure results in a lower front-end cost for our customers, in consideration for which we expect to receive a higher percentage of advertising and transaction fees they receive in connection with the use of our products. We will require additional working capital and will realize substantially lower initial revenues in connection with the sale of our products and services, as we will, under this structure, be providing our products and services primarily for a percentage of future revenues rather than license and service fees. We expect that this pricing strategy will result in higher revenues in the future as our customers' and our user bases grow. In addition, we intend to continue to incur significant capital expenditures and operating expenses in order to continue development and expansion of our products and services and to market our products and services to an expanding base of potential customers. As a result, we expect to incur additional substantial operating and net losses during 1999 and for one or more years thereafter. There can be no assurance that such expenditures will result in increased revenue and/or customers. In addition, we expect that our net revenues will decrease during the first six to nine months of 1999 compared to the similar periods in 1998 as we continue to transition our business and to develop the customer base required to attract paid advertising and e-commerce opportunities.

         Based on applicable current accounting standards, we recorded a non-operating expense of $4,158,563 during the first quarter of 1999 in connection with the private placement of $3,000,000 principal amount of our Series C preferred stock. In addition, if we exercise our option to sell an additional $2,000,000 principal amount of our Series C preferred stock, we may incur similar non-operating expense in excess of $2,000,000 at the time of the sale. While these charges do not affect our operating losses or working capital, they do result in a decrease in our net income available to common stockholders. Additionally, we recorded a non-cash charge for preferred stock dividends during the first quarter of 1999 of approximately $46,013.

Results of Operations

     We have revised certain factors used in determining the amounts to be accreted related to the issuance of our 10% Preferred Stock. These revisions and their impact on unaudited quarterly amounts previously reported in 1998 are presented below.

                                                                             Three Months Ended
                                                                               March 31, 1998
                                                            -------------------------------------------------
                                                                  As Reported                  As Revised
                                                                  (Unaudited)                 (Unaudited)
                                                            --------------------        ---------------------
Net loss                                                             $(1,488,709)                 $(1,488,709)
Preferred stock dividends                                                (62,399)                     (62,399)
Accretion of preferred stock to redemption value                        (145,334)                    (418,696)    (a)
                                                            --------------------        ---------------------

Net loss available to common stockholders                            $(1,696,442)                 $(1,969,804)
                                                            ====================        =====================

Loss per share, basic and diluted                                    $     (0.51)                 $     (0.59)
                                                            ====================        =====================
Weighted average shares outstanding                                    3,335,687                    3,335,687
                                                            ====================        =====================

(a) Increase in accretion of preferred stock to redemption value is due to the revision of discounts applied to common stock and common stock warrants issued in connection with the preferred stock private placements.

     The following table sets forth for the periods indicated the percentage of net sales by items contained in the Statements of Operations. All percentages are calculated as a percentage of total net sales, with the exception of cost of sales which are calculated based on the respective net sale amounts.

                                                                    Three Months Ended
                                                                         March 31,
                                                     ----------------------------------------------
                                                              1999                       1998
                                                     -------------------        -------------------
Net Sales:
 Transaction fee sales                                              36.9%                       3.1%
 Service sales                                                      22.3%                      11.7%
 Hardware and software sales                                        40.8%                      85.2%
                                                     -------------------        -------------------
   Total net sales                                                 100.0%                     100.0%
                                                     -------------------        -------------------
Cost of sales:
 Cost of transaction fee sales                                      63.8%                      38.3%
 (as percentage of transaction fee sales)
 Cost of services                                                   40.1%                      94.1%
 (as percentage of service sales)
 Cost of hardware and software                                      80.1%                      76.3%
 (as percentage of hardware and software sales)
                                                     -------------------        -------------------
   Total cost of sales                                              65.2%                      77.2%
                                                     -------------------        -------------------
Gross Margin                                                        34.8%                      22.8%
                                                     -------------------        -------------------
Operating expenses:
 Sales and marketing expenses                                      176.9%                      70.7%

 Product development expenses                                      207.7%                      30.6%
 General and administrative expenses                               515.0%                     117.1%
 Depreciation and amortization expenses                             37.5%                      13.1%
                                                     -------------------        -------------------
       Total operating expenses                                    937.1%                     231.5%
Loss from operations                                              (902.3)%                   (208.7)%
                                                     -------------------        -------------------
Net Loss                                                          (893.9)%                   (204.7)%
Preferred stock dividends                                          (15.9)%                     (8.6)%
Accretion of preferred stock to redemption value                 (1040.6)%                    (57.6)%
Accretion of preferred stock to redemption value                  (401.9)%                        -
                                                     -------------------        -------------------
Net loss available to common stockholders                        (2352.3)%                   (270.9)%
                                                     ===================        ===================

Three Months Ended March 31, 1999 and 1998.

     During the fourth quarter of 1998, we implemented a new pricing structure for our WEBBbuilder products and services whereby we supply any required equipment and the products and services and the customer is not required to pay any significant fees upon the delivery of such items. This structure results in a lower front-end cost for our customers and lower initial revenues for us, in consideration for which we expect to receive a higher percentage of advertising and transaction fees received by our customers in connection with the use of our products. We anticipate that our near-term revenues will be less as a result of the implementation of this pricing strategy, but that our future revenues will be higher as our customers and our use bases grow.

     Transaction fee sales include revenue from e-banking service bureau fees, online subscription fees, and Internet access and e-commerce royalties. Our net revenue from transaction fees were $106,329 for the three months ended March 31, 1999 compared to $22,825 for the similar 1998 period. The increase was due to an increase in the number of subscribers using our financial services product; the implementation of our Re/Max Main Street product during the second quarter of 1998 and the steady growth of subscribers through the first quarter of 1999; and to a lesser extent a more than doubling of our revenues from Internet access and e-commerce fees.

     Service sales include revenue from professional services for programming, network engineering fees, equipment installation and Internet connectivity fees. Our net revenue from service sales were $64,444 for the three months ended March 31, 1999 compared to $84,747 for the similar 1998 period. The decrease was primarily due to a decrease in fees charged for professional programming services related to customization of our e-banking product for an existing customer and a reduction in revenue from Internet connectivity services. This decrease was offset in part by network engineering fees we earned in connection with implementing our i2u/WEBBbuilder product in a new market with an existing customer.

     Hardware and software sales include revenue from the resale of computer hardware and third party software to customers generally in connection with implementing our WEBBbuilder products and services. Our net revenues from hardware and software sales were $117,509 for the three months ended March 31, 1999 compared to $619,667 for the similar 1998 period. The decrease was due to a change in our pricing structure during the fourth quarter of 1998 whereby we supply any required equipment and the products and services and the customer is not required to pay any significant fees upon the delivery of such items. During the 1999 three-month period, we sold equipment to customers with whom we have existing contracts to provide equipment. We anticipate that revenue from hardware and equipment sales will continue to decrease in future periods.

     We had four customers representing 93% of sales for the 1999 period and three customers representing 80% of sales for the 1998 period. During the first quarter of 1999, Intermedia Partners, a related party (See Note 11 of Notes to Consolidated Financial Statements), announced that it intended to sell several of its cable systems in its Tennessee market and elsewhere to TCI and Charter Communications, Inc.. We currently provide services to Intermedia in three Tennessee markets and have generated revenues from the sale of computer hardware, network engineering services, and royalties from Internet access sales to their customers. Intermedia accounted for approximately 33% of our sales for the three months ended March 31, 1999, primarily due to equipment sales which similar sales were not anticipated to continue during the balance of 1999, and approximately 12% and 2% of total revenue for the years ended December 31, 1998 and 1997, respectively. As a result of these factors and further consolidation of Intermedia's cable operations and the announcement by Charter Communications that its affiliate High Speed Access Corp will be the Internet access provider for these Tennessee markets beginning in mid to late 1999, we expect to receive substantially less revenue from Intermedia during the remainder of 1999 and in future periods. Provisions of the contracts may remain in effect whereby we may receive revenue from Internet content fees; however, to date, revenue from this source has been insignificant. In addition, in January 1999, we signed a trial letter of intent with Intermedia to provide WEBBbuilder products and services for its Nashville market. As a result of these transactions, this contract will be terminated.

     Cost of sales as a percentage of net sales was 65.2% for the 1999 period and 77.2% for the 1998 period.

     Transaction fee sales - Cost of transaction fee sales (as a percentage of transaction fee sales) was 63.8% for the 1999 three-month period and 38.3% for the comparable 1998 period. Cost of transaction fees increased because we incurred more costs related to our e-banking revenue and Internet access revenue primarily as a result of increased revenue. We also incurred costs related to our online subscription revenue which are at slightly lower margins than other transaction fee revenue.

     Service sales - Cost of service sales (as a percentage of service sales) was 40.1% for the 1999 three-month period and 94.1% for the comparable 1998 period. Cost of service sales decreased because we had less revenue from programming services which are generally at lower margins and more revenue from network engineering fees which are generally at higher margins. In addition, during the 1998 period we incurred costs totaling approximately $55,000 associated with Web hosting and maintenance activities we no longer offer to our customers.

     Hardware and software sales - Cost of hardware and software sales was 80.1% for the 1999 three-month period and 76.3% for the comparable 1998 period. Cost of hardware and software sales increased slightly because we sold equipment to existing customers at somewhat lower margins.

     Sales and marketing expenses were $509,859 for the three months ended March 31, 1999, compared to $514,315 for the similar 1998 period. Sales and marketing expenses as a percentage of net sales increased from 70.7% in 1998 to 176.9% in 1999. Included in sales and marketing expenses are new market development costs associated with developing our WEBBbuilder business. These costs consist of expenses incurred by us, principally labor, travel and other third-party costs such as software licenses, in connection with getting our customer's ISP presence established, including design and branding of the customer's Internet start page, developing local area content, and assisting our customers in developing our Internet business presence. During the 1999 period, we incurred $170,000 more new market start-up expenses to support five additional customers and we also hired four new employees to assist with our expanding customer base. This increase was offset by a decrease in sales and marketing expenses during the 1999 period primarily as a result of our focus on domestic markets and our de-emphasis on international markets as well as employing seven fewer sales and marketing personnel.

     Product development expenses were $598,840 for the three months ended March 31, 1999, compared to $222,368 for the 1998 period. Product development expense as a percentage of net sales increased from 30.6% in 1998 to 207.7% in 1999. We capitalized $68,672 of development costs during the 1998 period related to the development of our WEBBbuilder product offerings. During the 1999 period, we continued developing our WEBBbuilder products and services. Version 3.0 of our WEBBbuilder product is expected to be released during the second quarter of 1999. We expect product development expenses to continue to increase during 1999 as we continue to develop our products and services.

     General and administrative expenses were $1,484,545 for the three months ended March 31, 1999, compared to $851,474 for the 1998 period. General and administrative expenses as a percentage of net sales increased from 117.1% in 1998 to 515.0% in 1998. During the 1999 period, we recorded non-cash charges of $155,229 for grants of common stock and options and warrants to purchase common stock to non-employees in exchange for services and to a customer in connection with contract costs. We also incurred legal, accounting and registration fees in connection with capital raising activities; and costs in connection with establishing our computer operating center, including a facility lease; and compensation for bonuses earned in the 1999 period.

     Depreciation and amortization was $108,229 for the three months ended March 31, 1999, compared to $95,377 for the 1998 period. We recorded more depreciation expense as a result of an increase in fixed assets, including equipment and software to support our WEBBbuilder development and testing.

     Loss from investment in subsidiary is our share of the net losses from NetIgnite and consists primarily of product development expenses.

     Interest income was $46,142 during the three-month period ended March
31, 1999, compared to $29,139 for the 1998 period. We earn interest by investing surplus cash in highly liquid investment funds or commercial paper of credit worthy Fortune 500 companies. During the 1999 period, we recorded $22,050 of interest income from our note receivable from DCI.

     Net losses allocable to common stockholders were $6,781,400 for the three-month period ended March 31, 1999 compared to $1,696,442 for the 1998 period. We recorded non-operating expenses for preferred stock dividends and accretion of preferred stock to redemption value during the 1999 period of $46,013 and $4,158,563, respectively, and $62,399 and $418,696, respectively, during the 1998 period. Additionally, the increase in losses reflect expenses in sales and marketing, product development, and general and administrative areas that have increased at a faster rate than net sales. This is due to the time lag associated with product development and market introduction as well as the long sales cycle for most of our products and services. We expect to continue to experience increased operating expenses and capital investments during 1999, as we continue to develop new product offerings and the infrastructure required to support our anticipated growth. We believe that, initially, these expenses will be greater than increases in net sales. We expect to report operating and net losses for 1999 and for one or more years thereafter.

Liquidity and Capital Resources

     As of March 31, 1999, we had cash and cash equivalents of $1,651,254 and working capital of $372,430 excluding the note receivable from DCI and deferred acquisition costs. We financed our operations and capital expenditures and other investing activities primarily through private sales of preferred stock resulting in net proceeds of $2,755,500. (See Note 7 of Notes to Consolidated Financial Statements for information regarding these sales of securities).

     We used $2,203,562 in cash to fund our operations for the three months ended March 31, 1999, compared to $1,407,186 for the similar 1998 period. The increase in net cash used resulted primarily from an increase in our net operating losses and payment of 1998 accounts payable and accrued liabilities and accrued compensation in the first quarter of 1999. These items were offset by cash we received from customers that represents future revenue and by non-cash expenses for stock and stock options we issued for services as well as product development expenses we incurred and paid for through a reduction in the DCI note receivable.

     We used $603,113 in cash for capital expenditures and other investing activities for the three months ended March 31, 1999, compared to $360,909 for the similar 1998 period. The increase between periods is primarily a result of property and equipment we purchased in connection with establishing our computer operating center and our continuing development of the e-banking system for CU Cooperative as well as our continued funding of DCI's working capital needs (See
Note 13 of Notes to Consolidated Financial Statements).

     We received $3,759,590 in cash from financing activities for the three months ended March 31, 1999, compared to $242,445 for the similar 1998 period. During January 1999, we sold 3,000 shares of Series C Preferred Stock with a stated value of $1,000 per share, which resulted in net proceeds of $2,755,500. In connection with that transaction, we also have the right (subject to a related registration statement being declared effective by the Securities and Exchange Commission) to exercise a warrant to require the investor to purchase 2,000 additional shares of the Series C Preferred Stock, which would result in additional net proceeds of approximately $2,000,000. To date, we have not exercised this warrant. In addition, during January 1999, an investor exercised the warrant to purchase common stock we issued in connection with the Series A Preferred Stock, which resulted in proceeds of $799,400. We also received $213,233 in cash during the 1999 three-month period from the issuance of our common stock as a result of the exercise of options and warrants.

     We believe that our cash and cash equivalents and working capital at March 31, 1999, plus the anticipated proceeds from the sale of 2,000 shares of our Series C Preferred Stock described above will be adequate to sustain our operations through at least July 1999. In order to continue to finance our operations, we are pursing several funding possibilities. These funding activities are intended to raise the approximately $12 million of net proceeds we estimate will be required to sustain operations for the next twelve months and the additional approximately $13 million we estimate will be required to implement our business plan. First, we are pursuing various potential strategic relationships which, if consummated, could result in one or more significant investments by strategic partners. Second, in connection with our initial public offering during May 1996, warrants representing the right to acquire 632,500 shares of our common stock at $9.00 per share were issued to investors. These warrants expire on May 23, 1999, if not exercised prior thereto. In the event that all of the warrants were exercised for cash, we would receive in excess of $5.6 million in net proceeds. In lieu of exercising the warrants for cash, holders may utilize a "cashless exercise" option whereby they may apply the value of a portion of their warrants (i.e., the difference between the market value for our common stock and $9.00, the exercise price of the warrants) to pay the exercise price for the balance of the warrants to be exercised. Therefore, we are unable to predict the amount of net proceeds, if any, which we may receive upon exercise of the warrants. We have also initiated discussions with various potential private investors which could result in additional debt or equity investments and have begun discussions regarding a possible offering of our securities during the fall of 1999. There can be no assurance that we will be successful in obtaining any additional equity or debt capital or that if such capital is available, that it will be available on acceptable terms. If we are unable to obtain the capital required to sustain our operations, we will be required to reduce or terminate certain of our operations which could have a material adverse affect on our operating results and financial condition. In its reports accompanying the audited financial statements for the years ended December 31, 1998 and 1997, our auditors, Arthur Andersen LLP, expressed substantial doubt about our ability to continue as a going concern.

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

     We have reviewed our internal software and hardware systems and believe they will function properly with respect to dates in the year 2000 and thereafter. We expect to incur no significant costs in the future for Year 2000 problems. Nonetheless, there can be no assurance in this regard until such systems are operational in the Year 2000. We are in the process of contacting all of our significant suppliers to determine the extent to which our systems are vulnerable to those third parties' failure to make their own systems Year 2000 compliant. As of the date of this report, we have completed a significant portion of this review and expect to have completed it by the end of the second quarter of 1999. Based on the review to date, we believe our significant suppliers and vendors are Year 2000 compliant and that should any of them prove not to be Year 2000 compliant, we could find a replacement vendor or supplier which is Year 2000 compliant without significant delay or expense. However, the failure to correct material Year 2000 problems by our suppliers and vendors could result in an interruption in, or a failure of, certain of our normal business activities or operations. While our review has not identified any Year 2000 problems that will have a material effect on our business, due to the general uncertainty inherent in the Year 2000 problem, resulting from the uncertainty of the Year 2000 readiness of third-party suppliers and vendors and of our customers, we are unable to determine at this time that the consequences of Year 2000 failures will not have a material impact on our results of operations, liquidity or financial condition.

     Of our product offerings, the one that may be most impacted by Year 2000 problems or peoples' concern about potential Year 2000 problems, is our Financial Services product offering. We have recently entered into an agreement with CU Cooperative Systems, Inc., a national cooperative association representing over 500 credit unions. The services to be provided to the members of the Cooperative are scheduled for introduction during the second half of 1999. Our Financial Services products are Year 2000 compliant, however, concerns about Year 2000 problems may cause individual cooperatives or their members to be reluctant to offer or to engage in e-banking transactions prior to the end of 1999. While we have not anticipated any significant income from the use of this system prior to 2000, a delay in the implementation of the system by the Cooperative's members could result in a decrease in anticipated revenues for the product offering in 2000, particularly during the first six months of the year.

Factors That May Affect Future Results

     Factors that may affect our future results include, but are not limited to, the following items as well as the information in "Item 1 - Financial Statements
- Note 1 to the Consolidated Financial Statements" and "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     We have accumulated losses since inception and we anticipate that we will continue to accumulate losses for the foreseeable future. We have incurred net losses since inception totaling $27,555,529 through March 31, 1999. DCI has incurred net losses since its formation totaling $8,397,347 through December 31, 1998. In addition, we expect to incur additional substantial operating and net losses in 1999 and for one or more years thereafter. We expect to incur these additional losses because:

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

     We expect to complete the DCI acquisition in the second quarter of 1999. If we do not complete the DCI acquisition, it is likely that we would have to record as a loss all or a portion of the note receivable from DCI of approximately $996,141, including accrued interest, at March 31, 1999. DCI would not have the ability to repay our advances without obtaining significant additional working capital through the sale of its securities. There is no assurance that DCI would be able to raise working capital in the amounts required.

     If we are unable to raise additional working capital funds, we may not be able to sustain our operations. We believe that our present cash and cash equivalents, working capital and commitments for additional equity investments will be adequate to sustain our current level of operations only through July 1999. If we cannot raise additional funds when needed, we may be required to curtail or scale back our operations. These actions could have a material adverse effect on our business, financial condition, or results of operations. We estimate that we will need to raise through equity, debt or other external financing at least $11 million to sustain operations for the next 12 months and $1 million to pay DCI indebtedness which would be assumed as part of the DCI acquisition. There is no assurance that we will be able to raise additional funds in amounts required or upon acceptable terms. In addition, we may discover that we have underestimated our working capital needs, and we may need to obtain additional funds to sustain our operations. In its report accompanying the audited financial statements for the years ended December 31, 1998 and 1997, our auditor, Arthur Andersen LLP, expressed substantial doubt about our ability to continue as a going concern. See
"Item 2 - Management's Discussion of Financial Condition and Results of Operations -Liquidity and Capital Resources."

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

     Our business depends on the growth of the Internet. Our business plan assumes that the Internet will develop into a significant source of communication and communication interactivity. However, the Internet market is new and rapidly evolving and there is no assurance that the Internet will develop in this manner. If the Internet does not develop in this manner, our business, operating results and financial condition would be materially adversely effected. Numerous factors could prevent or inhibit the development of the Internet in this manner, including:

     . The failure of the Internet's infrastructure to support Internet usage or electronic commerce,
     . The failure of businesses developing and promoting Internet commerce to adequately secure the confidential information, such as credit card numbers, needed to carry out Internet commerce, and
     .  Regulation of Internet activity

     Use of certain of our products and services may be dependent on broadband operators. Because we have elected to partner with broadband operators for the distribution of many of our products and services, many users of our WEBBbuilder products and services are expected to subscribe through a broadband operator. As a result, the broadband operator, and not us, will substantially control the customer relationship with these users. If the business of broadband operators with whom we partner is adversely affected in any manner, business, operating results and financial condition could be materially adversely effected. Many factors may affect the business of broadband operators, including:

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

     If we are unable to accomplish these items, our business, including the business of DCI if the DCI acquisition is completed, operating results and financial condition could be materially adversely affected.

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

     A limited number of our customers generate a significant portion of our revenues. For the three months ended March 31, 1999, four of our customers produced approximately 93% of our revenues, including one customer, Intermedia Partners, who produced approximately 33% of our revenues. There is no assurance that we will be able to attract or retain major customers. The loss of, or reduction in demand for products or related services from, any of these major customers could have a material adverse effect on our business, operating results, cashflows, and financial condition. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

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

     Computer viruses and similar disruptive problems could have a material adverse effect on our business. Our software and equipment may be vulnerable to computer viruses or similar disruptive problems caused by our customers or other Internet users. Our business, financial condition or operating results could be materially adversely effected by:

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

     We are in the process of contacting all of our significant suppliers to determine the extent to which our systems are vulnerable to those third parties' failure to make their own systems Year 2000 compliant. The failure to correct material Year 2000 problems by our suppliers and vendors could result in an interruption in, or a failure of, certain of our normal business activities or operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting from the uncertainty of the Year 2000 readiness of third-party suppliers and vendors and of our customers, we are unable to determine at this time that the consequences of Year 2000 failures will not have a material impact on our results of operations, liquidity or financial condition. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance Disclosure."

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

     The completion of the DCI acquisition will have an immediate dilutive effect on our current shareholders. If the DCI acquisition is consummated, we will issue 955,649 shares of our common stock as consideration for DCI. The issuance of these shares will have an immediate dilutive effect on our current shareholders and will increase our outstanding common stock by approximately 15%. There is no assurance that our results of operations will improve enough, if at all, as a result of the DCI acquisition, to offset this dilution.

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

     The price of our common stock has been highly volatile due to factors that will continue to effect the price of our stock. Our common stock traded as high as $19.38 per share and as low as $11.50 per share during the three months ended March 31, 1999. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations.
Some of the factors leading to this volatility include:

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

     We have issued numerous options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. We have issued numerous options, warrants, and convertible securities to acquire our common stock. During the terms of these outstanding options, warrants, and convertible securities, the holders of these securities will have the opportunity to profit from an increase in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the respective exercise or conversion price. The existence of such stock options, warrants and convertible securities may adversely affect the terms on which we can obtain additional financing, and you should expect the holders of such options or warrants to exercise or convert those securities at a time when we, in all likelihood, would be able to obtain additional capital by offering securities on terms more favorable to us than those provided by the exercise or conversion of such options or warrants.

     As of May 3, 1999, we have issued the following warrants and options to acquire shares of our common stock:

     . Options and warrants to purchase 1,755,015 shares of common stock upon exercise of such options and warrants, exercisable at prices ranging from $0.50 to $18.25 per share, with a weighted average exercise price of approximately $7.22 per share.
     . Warrants issued in connection with our initial public offering on May 23, 1996 (the "IPO Warrants") to purchase 602,450 shares upon exercise of the IPO Warrants at an exercise price of $9.00 per share.
     . Options issued to EBI Securities Corporation, the representative of the underwriters involved in such initial public offering (the "Representative's Option"), to purchase 106,700 shares upon exercise of the Representative's Option at a purchase price of $8.10 per share.
     . The Representative's Option to purchase 106,700 IPO Warrants issuable upon exercise of the Representative's Option at a purchase price of $.001 per IPO Warrant. These IPO Warrants entitle the holder to purchase up to 53,350 shares upon exercise of such IPO Warrants at an exercise price of $9.00 per share.
     . Warrants issued in connection with the issuance of the 10% Preferred Stock to purchase 53,500 shares of common stock upon exercise of such warrants, exercisable at $15.00 per share.
     . Warrants issued in connection with the issuance of the 5% Preferred Stock to purchase 100,000 shares of common stock upon exercise of such warrants, exercisable at $16.33 per share.
     . Warrants issued in connection with the issuance of the Series A Preferred Stock to purchase 20,000 shares of common stock upon exercise of such warrants, exercisable at $5.71 per share.

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

     Based on the market value for the common stock as of May 3, 1999, the then outstanding 10% Preferred Stock and Series C Preferred Stock were convertible into approximately 96,318 shares and 43,436 shares, respectfully, of common stock. The number of shares of common stock issuable upon conversion of the 10% Preferred Stock and the Series C Preferred Stock could increase significantly if the market value for our common stock decreases in the future. Further, there could be issuances of additional similar securities in connection with our need to raise additional working capital.

     Future sales of our common stock in the public market could adversely affect the price of our common stock. Sales of substantial amounts of common stock in the public market that is not currently freely tradable, or even the potential for such sales, could have an adverse affect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of May 3, 1999, these shares consist of:

     . Approximately 1,300,000 shares issued without registration under the securities laws ("Restricted Shares"),
     . Approximately 60,000 shares owned by our officers, directors and holders of 10% of our outstanding common stock ("Affiliate Shares"), and
     .  955,649 shares to be issued upon consummation of the DCI acquisition.

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

     Our issuance of our Series C Preferred Stock will require us to record a non-operating expense which will, in turn, increase our net loss available to shareholders. Based on current accounting standards, we recorded a non-operating expense of $4,158,563 for the quarter ending March 31, 1999 as a result of the issuance of the Series C Preferred Stock. In addition, to the extent that we exercise our right to issue or the investor exercises its right to acquire up to $2,000,000 additional principal amount of the Series C Preferred Stock, we may incur similar non-operating expenses in excess $2,000,000 at the time that any such additional shares of Series C Preferred Stock are issued.

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


                                    PART II
                               OTHER INFORMATION


Items 1 and 3-5.  Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

     On January 11, 1999, we sold 3,000 shares of our Series C Cumulative Convertible Preferred Stock, $1,000 stated value, to one investor for $3 million. EBI Securities, Inc. (formerly Cohig & Associates, Inc.) served as the placement agent for the offering and received a commission equal to 7% of the gross proceeds of the offering. See Note 7 of the Notes to Consolidated Financial Statements for a description of the terms of the Preferred Stock. The securities were not registered under the Securities Act of 1933, as amended, based upon the exemption provided in Section 4(2) of such act and Regulation D promulgated thereunder. The securities were "restricted" securities as defined in Rule 144 promulgated by the Securities and Exchange Commission and were acquired for investment purposes. The certificates representing such securities contained restrictive legends. The securities are subject to demand registration rights.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Listing of Exhibits:

         2.1  Agreement and Plan of Merger dated March 19, 1998 among OSS,
              Durand Acquisition Corporation and Durand Communications, Inc. (3)
         3.1  Articles of Incorporation, as amended, of OSS (5)
         3.2  Bylaws of OSS (1)
         4.1  Specimen form of OSS' Common Stock certificate (2)
         4.2  Form of Warrant Agreement dated May 23, 1996 between Corporate
              Stock Transfer and OSS, including form of Warrant (2)
         4.3  Stock Option Plan of 1995 (1)
         4.4  Form of Incentive Stock Option Agreement for Stock Option Plan of
              1995 (1)
         4.5  Form of Nonstatutory Stock Option Agreement for Stock Option Plan
              of 1995 (1)
         4.6  Form of Warrant issued in connection with Sale-Leaseback of
              Equipment (1)
         4.7  Form of Warrant issued in 1996 to private investors (1)
         4.8  Specimen of Warrant Certificate--See Exhibit A filed with Exhibit
              4.2
         4.9  Form of Warrant Agreement issued in 1997 and 1998 to private investors (3)
        4.10  Form of Warrant Agreement issued in connection with issuance of
              Series A Preferred Stock (4)
        4.11  Form of Warrant Agreement issued in connection with issuance of
              Series C Preferred Stock--See Exhibit B filed with Exhibit 10.8
        10.1  Equipment Lease Agreement dated December 15, 1995 between OSS and
              OSS Equipment Leasing General Partnership (1)
        10.2  Form of Nondisclosure and Nonsolicitation Agreement between OSS and its employees (2)
        10.3  Office Lease for OSS' principal offices (2)
        10.4  Long-Term Equipment Sale and Software License Agreement dated
              October 7, 1997 between OSS and FiberTel TCI2 S.A. (3)
        10.5  Agreement dated October 7, 1997 between OSS and Medical Education
              Collaborative, Inc. (3)
        10.6  Form of Change of Control Agreement between OSS and certain employees (7)
        10.7  Securities Purchase Agreement and Exhibits thereto dated January
              11, 1999 between OSS and Archer Investors, LLC (6)
        10.8  Operating and Member Control Agreement dated March 10, 1999, among
              NetIgnite2, LLC, OSS and NetIgnite, Inc., Buy-Sell Agreement dated
              March 10, 1999, among NetIgnite2, LLC, OSS and NetIgnite, Inc. and
              Employment Agreement dated March 10, 1999, among OSS, NetIgnite2,
              LLC and Perry Evans (7)
        10.9  Electronic Banking Service Contract dated May 28, 1997 between OSS and Rockwell Federal Credit Union (7)
       10.10  Online Banking Service Agreement dated February 10, 1999 between
              OSS and CU Cooperative Systems, Inc. (7)
       10.11  Internet/Business Site Development & Host Agreement dated November
              12, 1997 between OSS and ReMax International, Inc. (7)
       10.12  Long-Term Equipment Sale and Software License Agreement dated
              February 16, 1998 between OSS and Boulder Ridge Cable TV Inc. dba
              Starstream Communications (7)
       10.13  Agreement for the Provision of Internet Services, Equipment, and
              Software Licenses dated November 26, 1997 between OSS and American
              Telecasting, Inc. (7)
       10.14  Equipment Sale and Software License Agreement dated August 4,
              1997, as amended May 26, 1998, between OSS and Intermedia Partners
              Southeast (7)
       27     Financial Data Schedule*
-----------------------------
*         Filed herewith.


          (b)  Reports on Form 8-K
               Filed with the Form 8-K Current Report dated January 11, 1999, as amended, Commission File No. 0-28462.

                                  Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             ONLINE SYSTEM SERVICES, INC.



Date: May 17, 1999           By  /s/ William R. Cullen
                                 -------------------------
                                 Chief Financial Officer


                                 /s/ Stuart Lucko
                                 -------------------------
                                 Controller