Form 10QSB
period 1999-06-30
ONLINE SYSTEM SERVICES INC
filed 1999-08-13
CIK 1011901

                            FORM 10-QSB - Quarterly
    Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of l934.

For the period ended June 30, 1999.
                     --------------

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

For the transition period from ___________________ to ______________________.

Commission File Number     0-28462.
                       ----------------

ONLINE SYSTEM SERVICES, INC. (d/b/a Webb Interactive Services, Inc.*)
---------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

COLORADO                                              84-1293864
----------------------------------------------------------------
(State or other jurisdiction                     I.R.S. Employer
of incorporation or organization             Identification No.)

1800 GLENARM PLACE, SUITE 700, DENVER, CO  80202
--------------------------------------------------
(Address of principal executive offices) (Zipcode)

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

[ X ]  YES  [  ]  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of August 6, 1999, Registrant had 7,487,532 shares of common stock outstanding.

______________

* The Company is in the process of changing its name to Webb Interactive Services, Inc.

                 ONLINE SYSTEM SERVICES, INC. AND SUBSIDIARIES

                                     Index
                                     -----

                                                                                                                      Page
                                                                                                                   ----------
Part I.  Financial Information

         Item 1. Unaudited Financial Statements

         Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                                           3

         Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998                 4

         Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998                         5-6

         Notes to Consolidated Financial Statements                                                                   7-16

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations               17-31

Part II. Other Information

         Item 1 and 3-5.   Not Applicable                                                                               31

         Item 2. Changes in Securities and Use of Proceeds                                                              31

         Item 6. Exhibits and Reports on Form 8-K                                                                    31-32

Signatures                                                                                                              33

                             ____________________

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

                          PART I FINANCIAL INFORMATION

                          ITEM 1 FINANCIAL STATEMENTS

                 ONLINE SYSTEM SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                              June 30,       December 31,
                                                                                                1999             1998
                                                                                          --------------   --------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                                 $  3,934,761     $    698,339
  Accounts receivable, net of allowance for doubtful accounts of $27,507 and
          $18,000, respectively                                                                   42,586          124,912
  Accounts receivable from related party                                                          15,807           22,925
  Note and accrued interest receivable                                                                 -          896,787
  Inventory, net                                                                                       -           55,126
  Prepaid expenses                                                                               158,492           74,179
  Deferred acquisition costs                                                                           -          229,404
  Short-term deposits                                                                            102,541          101,441
                                                                                          --------------   --------------
              Total current assets                                                             4,254,187        2,203,113

Property and equipment, net of accumulated depreciation
               of $1,013,813 and $741,552, respectively                                        2,411,661        1,178,628

Intangible assets, net of accumulated amortization of $23,675 and none, respectively          14,739,521                -
Other assets                                                                                       4,216            3,535
                                                                                          --------------   --------------
              Total assets                                                                  $ 21,409,585     $  3,385,276
                                                                                          ==============   ==============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Convertible notes payable                                                                 $    643,414       $      -
  Current portion of notes and capital leases payable                                            162,995           21,766
  Accounts payable and accrued liabilities                                                     1,876,027          873,901
  Accrued salaries and payroll taxes payable                                                     386,757          329,755
  Customer deposits and deferred revenue                                                         402,602          100,600
                                                                                          --------------   --------------
              Total current liabilities                                                        3,471,795        1,326,022

Capital leases payable                                                                            61,714           39,915

Stockholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized:
     10% redeemable, convertible preferred stock, 10% cumulative return; 85,000 and
         245,000 shares issued and outstanding, respectively,
         including dividends payable of $127,447 and $241,172, respectively                      977,447        2,691,172

     Series C redeemable, convertible preferred stock, 4% cumulative return; 2,500 and none issued and outstanding, respectively,
         including dividends payable of $12,223 and none, respectively                         2,512,223                -

     Series A redeemable, convertible preferred stock, 5% cumulative return; none and 1,400 issued and outstanding, respectively,
         including dividends payable of none and $10,164, respectively                                 -        1,410,164

  Common stock, no par value, 20,000,000 shares authorized,
              7,219,159 and 4,642,888 shares issued and outstanding, respectively             40,678,469       16,410,300
  Warrants and options                                                                         4,328,479        2,281,832
  Accumulated deficit                                                                        (30,620,542)     (20,774,129)
                                                                                          --------------   --------------
              Total stockholders' equity                                                      17,876,076        2,019,339
                                                                                          --------------   --------------
              Total liabilities and stockholders' equity                                    $ 21,409,585     $  3,385,276
                                                                                          ==============   ==============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 ONLINE SYSTEM SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                 Three Months Ended                              Six Months Ended
                                                      June 30,                                       June 30,
                                     ----------------------------------------      ------------------------------------------
                                             1999                   1998                    1999                    1998
                                     -----------------      -----------------      -------------------      -----------------
Net revenues                               $   178,650            $   267,648              $   371,096            $   907,147
Net revenues from related party                 14,284                 33,160                  110,120                120,900
                                     -----------------      -----------------      -------------------      -----------------
                                               192,934                300,808                  481,216              1,028,047
                                     -----------------      -----------------      -------------------      -----------------
Cost of revenues                               334,099                213,734                  468,626                725,800
Cost of revenues from related party              5,985                 53,086                   72,692                102,573
                                     -----------------      -----------------      -------------------      -----------------
                                               340,084                266,820                  541,318                828,373
                                     -----------------      -----------------      -------------------      -----------------
 Gross margin                                 (147,150)                33,988                  (60,102)               199,674
                                     -----------------      -----------------      -------------------      -----------------
Operating expenses:
 Sales and marketing expenses                  389,264                611,451                  834,653              1,125,767
 Product development expenses                  655,257                131,202                1,254,097                353,570
 General and administrative expenses         1,479,094                857,062                3,014,702              1,708,585
 Depreciation and amortization                 139,169                105,970                  247,398                201,347
                                     -----------------      -----------------      -------------------      -----------------
                                             2,662,784              1,705,685                5,350,850              3,389,269
                                     -----------------      -----------------      -------------------      -----------------
 Loss from operations                       (2,809,934)            (1,671,697)              (5,410,952)            (3,189,595)
Equity in loss of subsidiary                  (105,134)                     -                 (127,083)                     -
Interest income, net                            36,775                 33,225                   82,917                 62,414
                                     -----------------      -----------------      -------------------      -----------------
Net loss                                    (2,878,293)            (1,638,472)              (5,455,118)            (3,127,181)
Preferred stock dividends                      (29,028)               (80,585)                 (75,041)              (142,984)
Accretion of preferred stock to
 redemption value                             (157,691)            (1,818,564)              (3,157,691)            (2,237,260)
Accretion of preferred stock for
 guaranteed return in excess of
 redemption value                                    -                      -               (1,158,563)                     -
                                     -----------------      -----------------      -------------------      -----------------
Net loss available to common
 stockholders                              $(3,065,012)           $(3,537,621)             $(9,846,413)           $(5,507,425)
                                     =================      =================      ===================      =================
Loss per share, basic and diluted               $(0.52)                $(1.03)                  $(1.76)                $(1.62)
                                     =================      =================      ===================      =================
Weighted average shares outstanding          5,909,394              3,446,131                5,608,227              3,390,909
                                     =================      =================      ===================      =================

The accompanying notes to consolidated financial statements are an integral part of these statements

                 ONLINE SYSTEM SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                 ----------------------------------------------
                                                                                          1999                       1998
                                                                                 ----------------------     -------------------
Cash flows from operating activities:
    Net loss                                                                             $(5,455,118)               $(3,127,181)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                        535,574                    201,347
        Loss from investment in subsidiary                                                   127,083                          -
        Accrued interest income on advances to DCI                                           (46,379)                   (10,441)
        Reduction in note receivable for services received from DCI                          368,643                          -
        Stock and stock options issued for services and to customers                         333,143                     26,179
    Changes in operating assets and liabilities:
        Decrease in accounts receivable                                                       83,079                    146,354
        Decrease (increase) in accounts receivable from related party                          7,118                    (22,925)
        Decrease in accrued revenue receivables                                                    -                     80,278
        Decrease in inventory                                                                 55,126                    172,838
        Decrease (increase) in prepaid expenses                                              (61,358)                    63,557
        Decrease (increase) in short-term deposits and other assets                           (1,500)                    14,080
        Increase (decrease) in accounts payable and accrued liabilities                      192,936                   (382,918)
        Increase in accrued salaries and payroll taxes payable                                18,251                     12,150
        Increase (decrease) in customer deposits and deferred revenue                        284,310                     (9,321)
                                                                                 -------------------        -------------------
            Net cash used in operating activities                                         (3,559,092)                (2,836,003)
                                                                                 -------------------        -------------------
Cash flows from investing activities:
    Cash acquired in business combinations                                                    32,484                          -
    Purchase of property and equipment                                                    (1,353,223)                  (229,762)
    Capitalized software development costs                                                         -                   (196,291)
    Cash advances to DCI                                                                    (593,649)                  (575,000)
    Payment of acquisition costs                                                             (27,468)                  (124,636)
    Investment in subsidiary                                                                (240,564)                         -
                                                                                 -------------------        -------------------
           Net cash used in investing activities                                          (2,182,420)                (1,125,689)
                                                                                 -------------------        -------------------
Cash flows from financing activities:
    Payments on capital leases                                                               (16,435)                   (15,133)
    Proceeds from issuance of common stock and warrants                                    3,074,256                     65,442
    Proceeds from exercise of stock options and warrants                                   1,322,000                    189,182
    Proceeds from issuance of 10% Preferred Stock                                                  -                    159,558
    Proceeds from issuance of 5% Preferred Stock                                                   -                  3,000,000
    Proceeds from issuance of Series C Preferred Stock                                     5,000,000                          -
    Stock offering costs                                                                    (401,887)                  (348,014)
                                                                                 -------------------        -------------------
          Net cash provided by financing activities                                        8,977,934                  3,051,035
                                                                                 -------------------        -------------------
Net increase (decrease) in cash and cash equivalents                                       3,236,422                   (910,657)
Cash and cash equivalents, beginning of period                                               698,339                  3,680,282
                                                                                 -------------------        -------------------
Cash and cash equivalents, end of period                                                 $ 3,934,761                $ 2,769,625
                                                                                 ===================        ===================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          ONLINE SYSTEM SERVICES, INC.

                                  (UNAUDITED)

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                    ----------------------------------------------
                                                                                            1999                       1998
                                                                                    -------------------       --------------------
Supplemental disclosure of cash flow information:
Cash paid for interest                                                                      $     8,920                   $  3,254

Supplemental schedule of non-cash investing and financing activities:
   Common stock and warrants issued in business combinations                                $11,636,285               $    -
   Accretion of preferred stock to redemption value                                           3,157,691                    993,980
   Accretion of preferred stock for guaranteed return in excess of
         redemption value                                                                     1,158,563                          -
   Preferred stock dividends paid or to be paid in common stock                                  75,041                    142,984
   Preferred stock and dividends converted to common stock                                    5,686,707                          -
   Capital leases for equipment                                                                  35,000                     18,750

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 ONLINE SYSTEM SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      JUNE 30, 1999 AND DECEMBER 31, 1998

                                  (UNAUDITIED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements include the accounts of Online System Services, Inc. and its wholly owned Subsidiaries (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared without audit pursuant to rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. The interim financial statements should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

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

     As discussed in Note 3, on June 30, 1999, the Company consummated its purchase of Durand Communications, Inc. ("DCI"). The business purchased from DCI has never achieved profitability and the Company expects to incur net losses for the foreseeable future.

     The continued viability of the Company depends upon, in part, its ability to obtain additional profitable customer contracts and to obtain additional capital through debt or equity financing. The Company believes that its cash and cash equivalents and working capital as of June 30, 1999 will be adequate to sustain operations through October 1999. The Company estimates that it will need to raise approximately $14 million through equity, debt or other external financing to sustain operations for the remainder of 1999 and 2000. The Company's plan to fund its operations is to obtain equity financing through a combination of strategic partner investments, additional private placements of its securities, and may include a secondary public offering of its common stock. The Company is engaged in ongoing discussions with certain potential strategic partners, which if successful, could result in additional equity funding for the Company. Further, the Company believes that it would be possible to continue to raise additional working capital through the sale of securities similar to the transaction described in Note 8 and has initiated discussions with various potential private investors which could result in additional debt or equity investments. However, the Company has no commitments for any such funding and there can be no assurances that these discussions will be successful, or if successful, that the terms of any such fundings will be acceptable to the Company. If the Company is not successful in obtaining funding in appropriate amounts or at appropriate terms, management would consider significant reductions in activity and operations.

NOTE 2 - REVENUE RECOGNITION

     Transaction fee revenues include e-banking service bureau fees, online subscription fees, and Internet access and e-commerce royalties. The Company recognizes revenues in the period the services are provided or earned by the Company. Net revenues are comprised of the following:

                                                  Three Months Ended                Six Months Ended
                                                       June 30,                          June 30,
                                               ------------------------         ------------------------
                                                  1999          1998               1999          1998
                                               ---------      ---------         ---------     ----------
Net Revenues:
     Transaction fees                          $142,097       $ 47,678          $248,426      $   70,828
     Services                                    50,837         43,142           115,281         127,564
     Hardware and software                            -        209,988           117,509         829,655
                                               --------       --------          --------      ----------
     Total net revenues                        $192,934       $300,808          $481,216      $1,028,047
                                               ========       ========          ========      ==========

NOTE 3 - ACQUSITION OF DURAND COMMUNICATIONS, INC.

     On June 30, 1999, Durand Acquisition Corporation ("DAC"), a wholly owned subsidiary of the Company, completed a merger with Durand Communications, Inc. ("DCI"), a developer and marketer of Internet "community" building tools, by exchanging 944,763 of the Company's common stock for all of the common stock of DCI at an exchange ratio of 2.46 shares of the Company's common stock for each share of DCI's common stock. In addition, outstanding DCI options and warrants to purchase common stock were converted at the same exchange factor into 233,700 options and warrants to purchase the Company's common stock. The acquisition of the assets and liabilities was recorded using the purchase method of accounting whereby the consideration paid of $13,573,674 was allocated based on the relative fair values of the assets and liabilities acquired with the excess consideration over the fair market value of tangible assets of $13,669,270 recorded as intangible assets.

Total consideration for the merger is as follows:

        Value of common stock issued                                    $ 9,211,439
        Value of warrants and options issued                              1,440,446 (a)
        Liabilities assumed                                               2,190,566 (b)
        Acquisition expenses                                                911,223
                                                                  -----------------
        Total purchase price                                            $13,753,674
                                                                  =================

The purchase price was allocated to the assets acquired based on their fair market values as follows:

        Cash and cash equivalents                                       $    23,739
        Other current assets                                                 23,708
        Property and equipment, net                                          36,984
                                                                  -----------------
        Total tangible assets acquired                                       84,431
        Developed technologies, goodwill and other intangibles           13,669,243
                                                                  -----------------
        Total assets acquired                                           $13,753,674
                                                                  =================

(a) 233,700 warrants and options issued, which were valued using the Black-Scholes option pricing model using the following assumptions:

        Exercise prices                                             $4.30 to $20.33
        Fair market value of common stock on measurement date                 $9.75
        Option lives                                                   1 to 9 years
        Volatility rate                                                        104%
        Risk free rate of return                                               5.0%
        Dividend rate                                                            0%

(b) The liabilities assumed by the Company included a $1,168,173 note payable and accrued interest from DCI to the Company which was forgiven at the consummation of the transaction.

     In connection with the merger, the Company issued a warrant to a placement agent to purchase 31,421 shares of the Company's common stock at an exercise price of $14.13. The warrant is exercisable for a period of five years. The Company recorded $348,058 in acquisition costs for the warrant, which was valued using the Black-Scholes option pricing model utilizing the following assumptions:

        Exercise price                                                       $14.13
        Fair market value of common stock on grant date                      $14.13
        Option life                                                         5 Years
        Volatility rate                                                        104%
        Risk free rate of return                                               5.0%
        Dividend rate                                                            0%

     The transaction with DCI resulted in approximately $13,669,000 of intangible assets (primarily developed technologies and goodwill). These intangible assets will be amortized over three years. The purchase price allocation is subject to adjustment based on the final determination of the fair value of the assets and liabilities assumed, which could take as long as one year from June 30, 1999. Because the DCI business, now operated by the Company, has never been profitable, and due to the other risks and uncertainties discussed herein, it is reasonably possible that an analysis of these long-lived assets in future periods could result in a conclusion that they are impaired, and the amount of the impairment could be substantial.

NOTE 4 - INVESTMENT IN NETIGNITE

     On March 10, 1999, the Company acquired a controlling interest in a newly formed company, NetIgnite 2, LLC ("NetIgnite"). NetIgnite is a development stage company which the Company formed with a predecessor company by the name of NetIgnite, Inc. ("NI"), the sole shareholder and founder of which was Perry Evans, the founder and past President of MapQuest.com. The Company was, as a result of this transaction, entitled to 99.5% of NetIgnite's operating income and approximately 60% of any proceeds upon the sale of NetIgnite. NI was entitled to .5% of NetIgnite's operating income and approximately 40% of any proceeds upon the sale of NetIgnite. Mr. Evans entered into an Employment Agreement with the Company which has an initial term of two years, provides for a minimum annual salary of $190,000 and the granting of stock options to purchase 80,000 shares of common stock at an exercise price of $12.25, one-third of such option shares to vest annually during the next three years subject to Mr. Evans' continuous employment by the Company.

     Prior to June 2, 1999, the Company utilized the equity method of accounting for this subsidiary and recorded a loss from this investment totaling $105,134 and $127,083 for the three and six months ended June 30, 1999, respectively.

     On June 2, 1999, the Company acquired the assets and liabilities of NI in exchange for 71,429 shares of common stock valued at $984,399. The acquisition of these assets and liabilities was recorded using the purchase method of accounting whereby the consideration paid was allocated based on the relative fair values of the assets and liabilities acquired with the excess consideration of $893,952 being recorded as an intangible asset.

     The results of operations of NetIgnite are included in the Company's results from the date of the NI acquisition and all significant intercompany balances and transactions have been eliminated in consolidation.

     The transaction with NetIgnite resulted in approximately $894,000 of intangible assets (primarily developed technologies and goodwill). These intangible assets will be amortized over three years. The purchase price allocation is subject to adjustment based on the final determination of the fair value of the assets and liabilities assumed, which could take as long as one year from June 2, 1999. Because the NetIgnite business, now operated by the Company, has risks and uncertainties discussed herein, it is reasonably possible that an analysis of these long-lived assets in future periods could result in a conclusion that they are impaired, and the amount of the impairment could be substantial.

NOTE 5 - GOODWILL

     Goodwill is being amortized on a straight-line basis over three years. Subsequent to acquisitions which result in goodwill, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's undiscounted net income or cash flows, as appropriate, over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

NOTE 6 - INCOME TAXES

     As a result of net losses and the Company's inability to recognize a benefit for its deferred tax assets, the Company did not record a provision for income taxes in the three and six months ended June 30, 1999 and 1998.

NOTE 7 - NET LOSS PER SHARE

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

                                                                             June 30,
                                                              ------------------------------------
                                                                     1999                1998
                                                              ----------------     ---------------
        Stock options                                                1,948,569           1,288,217
        Warrants and underwriter options                               362,929             963,150
        Convertible debt                                                32,147                   -
        10% Preferred Stock                                             97,715             307,101
        Series C Preferred Stock                                       225,763                   -
        5% Preferred Stock                                                   -             308,606
                                                              ----------------     ---------------
        Total                                                        2,667,123           2,867,074
                                                              ================     ===============

     The number of shares excluded from the earning per share calculation because they are anti-dilutive, using the treasury stock method, were 1,296,407 and 1,161,560 for the three and six months ended June 30, 1999, respectively, and 1,709,068 and 1,794,407 for the three and six months ended June 30, 1998, respectively.

NOTE 8 - SERIES C PREFERRED STOCK

     On January 11, 1999, the Company completed a private placement of preferred stock which resulted in gross proceeds of $3,000,000. The Company sold 3,000 shares of Series C cumulative, convertible, redeemable preferred stock (the "Series C Preferred Stock"). Net proceeds to the Company were $2,755,500 after deducting $244,500 in offering costs.

     In addition, the Company also issued a warrant which entitled the holder to purchase, at a price of $1,000 per share, up to 2,000 shares of the Company's Series C Preferred Stock. This warrant also granted the Company the right to require the holder to exercise such warrants. On June 18, 1999, the Company exercised this right and sold 2,000 shares of the Series C Preferred Stock for net proceeds of $1,860,000 after deducting $140,000 in offering costs.

     The Series C Preferred Stock entitles the holder to voting rights equal to the number of shares of common stock into which the shares of the Series C Preferred Stock are convertible. The Series C Preferred Stock specifies a 4% per annum cumulative, non-compounding dividend based on the stated value of $1,000 per share. The Company may redeem the Series C Preferred Stock at any time at a redemption price per share equal to $1,200 plus any accrued but unpaid dividends plus a warrant to purchase a number of shares equal to each Series C Preferred Stock holder's pro-rata allocation of 100,000 shares. Such warrant would have a term of three years from the date of issuance and a per share exercise price equal to the applicable Maximum Conversion Price (as defined) for the Series C Preferred Stock being redeemed. In addition, the Company may redeem the Series C Preferred Stock upon the receipt of a notice of conversion with respect to the Series C Preferred Stock for which the Conversion Price (as defined) is less than $5.40 per share for a per share price equal to the product of (i) the number of shares of common stock otherwise issuable upon conversion of such shares of Series C Preferred Stock on the date of conversion and (ii) the closing bid price of common stock on the date of conversion. Each share of Series C Preferred Stock is convertible, at the option of the holder, at any time after February 1, 1999, into the number of shares of common stock equal to $1,000 divided by the lesser of (i) 140% of the closing bid price of the common stock on the date of the issuance of the Series C Preferred Stock being converted (initially $20.65), or if less and if the conversion is occurring at least 120 days after the issuance of the Series C Preferred Stock being converted, 100% of the closing bid price of the Company's common stock on the trading day closest to the date that is 120 days after the Series C Preferred Stock that is being converted was issued or (ii) the average of the five lowest closing bid prices of common stock during the 44 consecutive trading days immediately preceding the conversion of the Series C Preferred Stock conversion date.

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

     The beneficial conversion feature (a "Guaranteed Return") of the Series C Preferred Stock is considered to be an additional preferred stock dividend. The computed value of the Guaranteed Return of $3,931,754 is initially recorded as a reduction of the Series C Preferred Stock and an increase to additional paid-in capital. The Guaranteed Return reduction to preferred stock was accreted, as additional dividends, by recording a charge to income available to common stockholders from the date of issuance to the earliest date of conversion. The Company will also record annual dividends of $40 per share as a reduction of income available to common stockholders, whether or not declared by the Board of Directors, which totaled $13,534 and $21,369 for the three and six months ended June 30, 1999, respectively. The Company has the option to pay the dividends either in cash or in common stock upon conversion. It is the Company's intention to pay the accrued dividends on the Series C Preferred Stock through the issuance of its common stock at the time the Series C Preferred Stock is converted. Consequently, the Company has recorded the dividends payable within the preferred stock balance in the accompanying balance sheets, which totaled $12,223 as of June 30, 1999.

     The difference between the stated redemption value of $1,000 per share and the recorded value on January 11, 1999, and June 18, 1999 (the date upon which the Series C Preferred Stock was issued) totaling $4,316,254 was accreted as a charge to income available to common stockholders on the date that the Series C is first convertible, which occurred in the first and second quarters of 1999, respectively, and is comprised of the following:

                                                                           Closings
                                                     ---------------------------------------------------
                                                          June 18, 1999               January 11, 1999
                                                     ----------------------       ----------------------
        Guaranteed Return                                          $ 17,691                   $3,914,063
        Series C Preferred Stock offering costs                     140,000                      244,500
                                                     ----------------------       ----------------------
        Total accretion recorded                                   $157,691                   $4,158,563
                                                     ======================       ======================

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
                                     ===================       ===================

     During July 1999, the investor converted 1,700 shares of the Series C Preferred Stock into 140,311 shares of the Company's common stock (See Note 15).

NOTE 9 - CONVERSION OF PREFERRED STOCK AND EXERCISE OF COMMON STOCK
         WARRANT

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
                                     ===================       ===================

NOTE 10 - COMMON STOCK

     In February 1999, the Company entered into a six-month agreement with an individual to provide the Company consulting services in his capacity as the Company's Chief Operating Officer. Pursuant to the terms of the agreement, in addition to a monthly cash fee of $15,000, the consultant earned shares of the Company's common stock determined by dividing $15,000 by the fair market value of the common stock on the last trading day of the month. During the three and six months ended June 30, 1999, the Company issued 3,020 and 8,497 shares of common stock under this agreement, respectively, valued in the aggregate at $45,000 and $90,000, respectively.

NOTE 11 - EXERCISE OF IPO COMMON STOCK WARRANTS

     In connection with the initial public offering ("IPO") in May 1996, the Company issued 1,265,000 units, each unit consisting of one share of common stock and one common stock purchase warrant and 110,000 similar warrants to the underwriter (collectively the "IPO Warrants"). Two IPO Warrants entitled the holders to purchase one share of common stock at a price of $9.00 per share or the holders had the option of using the "cashless" exercise provision whereby holders could apply a portion of their IPO Warrants to pay the exercise price for the balance of the IPO Warrants to be exercised.

     In May 1999, the Company received $3,056,871 in net proceeds, after deducting offering costs of $17,387 from the exercise of the IPO Warrants and issued 341,578 shares of common stock. In addition, the Company issued 131,614 shares of common stock as a result of holders of the IPO Warrants utilizing the cashless exercise provision of the Agreement. As of June 30, 1999, all of the IPO Warrants have been exercised or have expired.

NOTE 12 - CUSTOMER ACQUSITION COSTS

     In June 1999, the Company granted warrants to two customers to purchase in the aggregate 11,667 shares of the Company's common stock at exercise prices ranging from $9.75 to $9.94 per share. The warrants may be exercised from the date of issuance and expire in June 2000. The Company recorded deferred customer acquisition costs of $73,368 for the value of these warrants, which was expensed during the three months ended June 30, 1999. The Company's policy with regard to customer acquisition costs is to capitalize costs to acquire customers if the contract contains guarantees of minimum revenue which supports the amount paid. Because the agreement does not contain minimum guaranteed revenue and due to the start-up nature of this service and other uncertainties regarding this arrangement, the Company has expensed the amount during the 1999 period. The Company valued these options utilizing the Black-Scholes option pricing model using the following assumptions:

        Exercise prices                                                $9.75 to $9.94
        Fair market value of common stock on grant date              $10.88 to $15.50
        Option life                                                            1 Year
        Volatility rate                                                          104%
        Risk free rate of return                                                 5.0%
        Dividend rate                                                              0%

     In March 1999, the Company issued a warrant to a Customer, valued at $64,470, which was expensed during the three months ended March 31, 1999. On June 15, 1999, this warrant was cancelled.

NOTE 13 - RELATED PARTY TRANSACTIONS

     A director of the Company is also the general partner and chief executive officer for one of the Company's customers. The Company entered into a contract during August 1997, as amended, whereby the Company provides its products and services to the customer for several markets. The Company earns revenue from the sale of computer hardware and third party software, engineering fees, equipment installation fees, and royalties from subscriber Internet access and content fees. The Company recognized revenue from the customer totaling $14,284 and $33,160 for the three months ended June 30, 1999 and 1998, respectively, and $110,120 and $120,900 for the six months ended June 30, 1999 and 1998, respectively. Included in accounts receivable at June 30, 1999 are amounts due from the customer totaling $15,807.

NOTE 14 - BUSINESS SEGMENT INFORMATION

     The Company supports products and services that simplify and support e-commerce transactions in local markets by providing an interactive framework of local commerce and community-based services comprised of publishing content management, community-building and communications.

     The Company has two reportable business segments: Local
Directory/Enterprise and Financial Services. Each of these is a business segment, with its respective financial performance detailed herein.

     Local Directory/Enterprise consists of Internet application solutions which provide merchants options for reaching their target customers through simple tools that publicize their company, product and services offerings; buyers to quickly find rich information about merchants and their offerings; and buyers and sellers a more effective and efficient transaction.

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

Net Revenues
------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended                           Six Months Ended
                                               June 30,                                    June 30,
                               ---------------------------------------     ---------------------------------------
                                      1999                  1998                  1999                  1998
                               -----------------       ---------------     -----------------       ---------------
Local directory/Enterprise              $111,825              $266,759              $327,660            $  937,418
Financial services                        81,109                34,049               153,556                90,629
                               -----------------     -----------------     -----------------     -----------------
Total net revenues                      $192,934              $300,808              $481,216            $1,028,047
                               =================     =================     =================     =================


Net Loss
------------------------------------------------------------------------------------------------------------------------
                                              Three Months Ended                             Six Months Ended
                                                   June 30,                                      June 30,
                                  ----------------------------------------      ----------------------------------------
                                          1999                   1998                   1999                   1998
                                  ------------------       ---------------      ------------------       ---------------
Local directory/Enterprise              $(1,470,460)           $  (871,781)           $(2,746,031)           $(1,591,707)
Financial services                          (20,282)              (108,921)              (127,927)              (162,948)
Corporate activities                     (1,387,551)              (657,770)            (2,581,160)            (1,372,526)
                                  -----------------      -----------------      -----------------      -----------------
Net loss                                $(2,878,472)           $(1,638,472)           $(5,455,118)           $(3,127,181)
                                  =================      =================      =================      =================

        Assets
        -----------------------------------------------------------------------------------------
                                                          June 30,                December 31,
                                                            1999                      1998
                                                    -------------------       -------------------
        Local directory/Enterprise                          $ 1,507,554                $  696,219
        Financial services                                      654,849                   416,071
        Corporate activities                                 19,247,182                 2,272,986
                                                    -------------------       -------------------
        Total                                               $21,409,585                $3,385,276
                                                    ===================       ===================

        Property and Equipment
        -----------------------------------------------------------------------------------------
                                                          June 30,                December 31,
                                                            1999                      1998
                                                    -------------------       -------------------
        Local directory and Enterprise                       $1,020,257                $   82,929
        Financial services                                      630,889                   397,721
        Corporate activities                                    306,669                   263,989
                                                    -------------------       -------------------
        Total                                                $1,353,223                $  229,762
                                                    ===================       ===================

Depreciation and Amortization
------------------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                           Six Months Ended
                                                     June 30,                                    June 30,
                                     ---------------------------------------     ---------------------------------------
                                            1999                  1998                  1999                  1998
                                     -----------------     -----------------     -----------------     -----------------
Local directory/Enterprise                    $ 49,780              $ 44,460              $ 94,371              $ 83,492
Financial services                              35,247                35,247                70,494                70,458
Corporate activities                            54,142                26,263                82,533                47,397
                                     -----------------     -----------------     -----------------     -----------------
Total depreciation and amortization           $139,169              $105,970              $247,398              $201,347
                                     =================     =================     =================     =================


        Property and Equipment Additions
        -----------------------------------------------------------------------------------------
                                                                   Six Months Ended
                                                                       June 30,
                                                    ---------------------------------------------
                                                            1999                      1998
                                                    -------------------       -------------------
        Local directory/Enterprise                           $1,131,626                  $ 19,537
        Financial services                                      297,281                       652
        Corporate activities                                     35,685                   146,181
                                                    -------------------       -------------------
        Total                                                $1,464,592                  $166,370
                                                    ===================       ===================

NOTE 15 - SUBSEQUENT EVENTS

     During July 1999, the investor converted 1,700 shares of the Series C Preferred Stock, including accrued dividends payable of $13,084, into 140,311 shares of the Company's common stock at conversion prices ranging from $11.13 to $14.20 as summarized in the following table:

                                                    Number of Shares
                                     ---------------------------------------------
                                           Series C                                           Common Stock
                                          Preferred                   Common                   Conversion
           Conversion Date                  Stock                     Stock                  Price per Share
        ----------------------       -------------------       -------------------       ---------------------
        July 6, 1999                               1,000                    90,843                      $11.13
        July 20, 1999                                700                    49,468                       14.20
                                     -------------------       -------------------
        Total                                      1,700                   140,311
                                     ===================       ===================

     On July 15, 1999, a holder converted its unsecured convertible promissory note totaling $236,509, including accrued interest payable of $10,365, into 16,034 shares of the Company's common stock at $14.75 per share.

     In connection with the sale of the Company's Series A Preferred Stock in November 1998, the Company issued the placement agent a warrant to purchase 20,000 shares of the Company's common stock at $5.61 per share. On July 6, 1999, the placement agent exercised the warrant resulting in proceeds to the Company of $114,200.

     During July 1999, the Company sold two customer contracts, including related computer hardware, for approximately $270,000. The Company provided services and equipment under the terms of the original contracts enabling the customers to provide Internet access to its end users. Revenue recognized by the Company from these contracts totaled approximately $8,700 for the six months ended June 30, 1999.

NOTE 16 - UNAUDITED QUARTERLY INFORMATION

     In the fourth quarter of 1998, the Company revised certain factors used in determining the amounts to be accreted related to issuances of its 10% and 5% Preferred Stock. These revisions and their impact on unaudited quarterly amounts previously reported in 1998 are presented below.

                                                                     Three Months Ended                Six Months Ended
                                                                       June 30, 1998                     June 30, 1998
                                                              -----------------------------      ----------------------------
                                                                As Reported      As Revised        As Reported     As Revised
                                                                (Unaudited)     (Unaudited)        (Unaudited)     (Unaudited)
                                                              -------------    ------------      -------------    -----------
Net loss                                                        $(1,638,472)    $(1,638,472)       $(3,127,181)   $(3,127,181)

Preferred stock dividends                                            80,585          80,585            142,984        142,984
Accretion of preferred stock to
 Redemption value                                                   848,646       1,818,564 (a)        993,980      2,237,260 (a)
                                                              -------------    ------------      -------------    -----------

Net loss available to common
 Stockholders                                                   $(2,567,703)    $(3,537,621)       $(4,264,145)   $(5,507,425)
                                                              =============    ============      =============    ===========

Loss per share, basic and diluted                               $     (0.75)    $     (1.03)       $     (1.26)   $     (1.62)
                                                              =============    ============      =============    ===========

Weighted average shares outstanding                               3,446,131       3,446,131          3,390,909      3,390,909
                                                              =============    ============      =============    ===========

(a) Increase in accretion of preferred stock to redemption value due to the revision of discounts applied to common stock and common stock warrants issued in connection with preferred stock private placements and the revision of the accretion period for the preferred stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Online System Services, Inc. (d/b/a Webb Interactive Services, Inc.) (NASDAQ: WEBB) is developing a new generation of Internet applications that simplify and support e-commerce transactions in local markets. Our products provide an interactive framework of local commerce and community-based services comprised of publishing content management, community-building and communications. Branded CommunityWare/XML, our products generally are offered on a private-labeled, application service basis through high-volume distribution partners such as yellow page publishers, newspapers, city guides and search engines.

     To date, we have generated revenues through the sale of design and consulting services for Web site development and network engineering services, resale of software licenses, mark-ups on computer hardware and software sold to customers, maintenance fees charged to customers to maintain computer hardware and Web sites, license fees based on a percentage of revenues from our products and services, training course fees, and monthly fees paid by customers for Internet access which we have provided. We commenced sales in February 1995, and were in the development stage through December 31, 1995. We have incurred losses from operations since inception. At June 30, 1999, we had an accumulated deficit of $30,620,542. The reports of our independent public accountants for the years ended December 31, 1998 and 1997 contained a paragraph noting substantial doubt regarding our ability to continue as a going concern.

     Prior to the third quarter of 1997, our focus generally was on three markets: general Web site development, maintenance and hosting; rural or small market Internet service providers ("ISPs"); and healthcare information services and continuing medical education. Each of these activities involved, to varying degrees, the building of online communities and the development of tools and services to allow for the building of strategic and customized Web sites. As an outgrowth of these activities, since mid 1997, our business has evolved to the development of online communities and more recently, the development of Internet applications that simplify and support e-commerce transactions in local markets.

     Our application services are being developed to solve two of the largest problems in the local online market; the failure of merchants to have their web sites found by their target customers, and the inability of customers to find merchants, compare products and services, and ask questions, or conduct transactions such as making an appointment or requesting a bid.

     The opportunity to connect buyers and sellers in the rapidly emerging local online market is significant. The Kelsey Group estimates that the number of U.S. based local businesses that are active advertisers and that have a web presence will increase from 1.9 million in 1999 to 5.2 million in 2004. According to Forrester Research, local online sales are projected to grow from $680 million in 1998 to $6.1 billion in 2003. The local only advertising dollars spent in support of these web site activities are projected to grow from $135 million in 1998 to $1.7 billion in 2003.

     Our application solutions are intended to provide:

     . Local market merchants with advanced yet easy-to-use web site publishing tools, new ways to have their site found by their target customers, and services that turn web site visitors into leads, buyers, and repeat customers.

     . Consumers with unique abilities to easily comparison shop and interact online with merchants in support of e-commerce or in-store transactions.

     . Directory services and yellow page publishers who host local market merchant sites with enhanced services to attract a larger share of merchant web sites and command premium fees for site development and hosting.

     In addition to targeting the local directory and e-commerce markets, we also offer online banking transaction processing and management services to local market focused credit unions and community banks. Over the next year, we intend to offer a suite of XML-enabled services to these financial institutions to enhance customer service and support and connect their loans and other financial services into the local e-commerce marketplace.

     We have over five years of experience in web site development and in developing and marketing community building tools supported by a full suite of content rich services. Customers have included Citicorp Diners Club, Invesco Funds Group, TCI International, Intermedia Partners and Bresnan Communications, Inc.

     During the first six months of 1999, we acquired privately held Durand Communications, Inc. and NetIgnite, Inc. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

     We have contracted with Switchboard, Inc. as a key anchor distribution partner in the online local directories market and with CU Cooperative Systems, Inc. in the community banking arena. We believe these partners provide a critical mass of end users that will generate sustainable and recurring revenue for Webb and a strong foundation on which to build enhanced distribution relationships with other market leaders. As a result of these agreements, we expect our revenues to increase during the remainder of fiscal 1999 and beyond.

     Our strategy is to develop a competitive advantage and build a leadership position in local e-commerce by:

     . Delivering leading-edge technical solutions that provide first mover advantage and capitalize on our expertise in online community, communication and XML-based technologies;

     . Securing additional distribution partnerships that drive the deployment of our technologies to a critical mass of end-users; and

     . Providing innovative, value-added services to enhance buyer-seller interaction.

     Based on applicable current accounting standards, we recorded a non-operating expense of $4,158,563 during the first quarter of 1999 in connection with the private placement of $3,000,000 principal amount of our Series C preferred stock. We also recorded a similar non-operating expense of $157,691 during the second quarter of 1999 in connection with the exercise of our option to sell an additional $2,000,000 principal amount of our Series C preferred stock. While these charges do not affect our operating losses or working capital, they do result in an increase in our net loss available to common stockholders. Additionally, we recorded a non-cash charge for preferred stock dividends during the 1999 three and six-month period totaling $29,028 and $75,041, respectively.

Results of Operations

     In the fourth quarter of 1998, we revised certain factors used in determining the amounts to be accreted related to the issuance of our 10% and 5% Preferred Stock. These revisions and their impact on unaudited quarterly amounts previously reported in 1998 are presented below.

                                                                     Three Months Ended                Six Months Ended
                                                                       June 30, 1998                     June 30, 1998
                                                              -----------------------------     -----------------------------
                                                                As Reported      As Revised        As Reported     As Revised
                                                                (Unaudited)     (Unaudited)        (Unaudited)     (Unaudited)
                                                              --------------  --------------    ---------------  -------------
Net loss                                                        $(1,638,472)    $(1,638,472)       $(3,127,181)   $(3,127,181)

Preferred stock dividends                                            80,585          80,585            142,984        142,984
Accretion of preferred stock to
 redemption value                                                   848,646       1,818,564 (a)        993,980      2,237,260 (a)
                                                              -------------   -------------     --------------   ------------
Net loss available to common
 Stockholders                                                   $(2,567,703)    $(3,537,621)       $(4,264,145)   $(5,507,425)
                                                              =============   =============     ==============   ============


Loss per share, basic and diluted                               $     (0.75)    $     (1.03)       $     (1.26)   $     (1.62)
                                                                ===========     ===========        ===========    ===========

Weighted average shares outstanding                               3,446,131       3,446,131          3,390,909      3,390,909
                                                                ===========     ===========        ===========    ===========

     (a) Increase in accretion of preferred stock to redemption value due to the revision of discounts applied to common stock and common stock warrants issued in connection with preferred stock private placements and the revision of the accretion period for the preferred stock.

                The following table sets forth for the periods indicated the percentage of net revenues by items contained in the Statements of Operations. All percentages are calculated as a percentage of total net revenues, with the exception of cost of revenues which are calculated based on the respective net revenue amounts.

                                                      Three Months Ended        Six Months Ended
                                                           June 30,                 June 30,
                                                  ------------------------------------------------
                                                      1999         1998         1999         1998
                                                  -----------  -----------  -----------  ---------
Net revenues:
 Transaction fees                                       73.7%        15.9%        51.6%        6.9%
 Services                                               26.3%        14.3%        24.0%       12.4%
 Hardware and software                                     -         69.8%        24.4%       80.7%
                                                  ----------    ---------   ----------   ---------
   Total net revenues                                  100.0%       100.0%       100.0%      100.0%
                                                  ----------    ---------   ----------   ---------
Cost of revenues:
 Cost of transaction fees                              193.9%        59.9%       143.6%      147.1%
 (as percentage of transaction fee revenues)
 Cost of services                                      127.0%        70.4%        78.5%       33.9%
 (as percentage of service revenues)
 Cost of hardware and software                             -         99.0%        80.1%       82.1%
 (as percentage of hardware and software revenues)
                                                  ----------    ---------   ----------   ---------
   Total cost of revenues                              176.3%        88.7%       112.5%       80.6%
                                                  ----------    ---------   ----------   ---------
Gross Margin                                          (76.3)%        11.3%      (12.5)%       19.4%
                                                  ----------    ---------   ----------   ---------
Operating expenses:
 Sales and marketing expenses                          201.8%       203.3%       173.4%      109.5%
 Product development expenses                          339.6%        43.6%       260.6%       34.4%
 General and administrative expenses                   766.6%       284.9%       626.5%      166.2%
 Depreciation and amortization expenses                 72.1%        35.2%        51.4%       19.6%
                                                  ----------    ---------   ----------   ---------

   Total operating expenses                           1380.1%       567.0%      1111.9%      329.7%
                                                  ----------    ---------   ----------   ---------
Loss from operations                                (1456.4)%     (555.7)%    (1124.4)%    (310.3)%
                                                  ----------    ---------   ----------   ---------
Net Loss                                            (1491.9)%     (544.7)%    (1133.6)%    (304.2)%
Preferred stock dividends                             (15.0)%      (26.8)%      (15.6)%     (13.9)%
Accretion of preferred stock to redemption value      (81.7)%     (604.5)%     (656.2)%    (217.6)%
Accretion of guaranteed return in excess of
 redemption value                                          -            -      (240.8)%          -
                                                  ----------    ---------   ----------   ---------
Net loss available to common stockholders           (1588.6)%    (1176.0)%    (2046.2)%    (535.7)%
                                                  ==========    =========   ==========   =========

Three and Six Months Ended June 30, 1999 and 1998.

     Components of net revenues and cost of revenues are as follows:

                                                 Three Months Ended                             Six Months Ended
                                                      June 30,                                      June 30,
                                     ----------------------------------------     -------------------------------------------
                                             1999                  1998                    1999                    1998
                                     -----------------      -----------------     -------------------      ------------------
Net revenues:
     Transaction fees                        $ 142,097               $ 47,678                $248,426              $   70,828
     Services                                   50,837                 43,142                 115,281                 127,564
     Hardware and software                           -                209,988                 117,509                 829,655
                                     -----------------      -----------------     -------------------      ------------------
     Total net revenues                        192,934                300,808                 481,216               1,028,047
                                     -----------------      -----------------     -------------------      ------------------
Cost of revenues
     Cost of transaction fees                  275,505                 28,552                 356,719                 104,154
     Cost of services                           64,579                 30,367                  90,444                  43,284
     Cost of hardware and software                   -                207,901                  94,155                 680,935
                                     -----------------      -----------------     -------------------      ------------------
     Total cost of revenues                    340,084                266,820                 541,318                 828,373
                                     -----------------      -----------------     -------------------      ------------------
     Gross margin                            $(147,150)              $ 33,988                $(60,102)             $  199,674
                                     =================      =================     ===================      ==================

     Revenues from transaction fees include e-banking service bureau fees, online subscription fees, and Internet access and e-commerce royalties. Our net revenues from transaction fees were $142,097 and $248,426 for the three and six month periods ended June 30, 1999, respectively, which represent increases of 198.0% and 250.7%, respectively, when compared with the similar 1998 periods. The increases are primarily due to increases in the number of subscribers using our financial services product; the implementation of our Re/Max Main Street product during the second quarter of 1998 and the steady growth of subscribers through the second quarter of 1999, which represents a more than 200% increase from 1998.

     Revenues from services include professional services for programming, network engineering fees, equipment installation and Internet connectivity fees. Our net revenues from services were $50,837 and $115,281 for the three and six month periods ended June 30, 1999, respectively, which represent increases of 17.8% for the three-month period and a decrease of 9.6% for the six-month period when compared with the similar 1998 periods. The increase in the 1999 three-month period was primarily due to design and integration fees earned in the second quarter. The decrease in the 1999 six-month period was primarily due to fewer fees charged for professional programming services related to customization of our e-banking product for an existing customer, a reduction in revenue from Internet connectivity services, and fewer programming services to an e-banking customer, which was partially off-set by an increase in design and integration fees and amortized software license fees from 1999 contracts.

     Revenues from hardware and software include the resale of computer hardware and third party software to customers generally in connection with implementing our CommunityWare products and services. During the fourth quarter of 1998, we changed our pricing structure whereby we supply any required equipment and the products and services and the customer is not required to pay any significant fees upon the delivery of such items. As a result, we did not resell any hardware or software during the three months ended June 30, 1999 compared to $209,988 in revenues for the similar 1998 period. Our net revenues from the resale of hardware and software were $117,509 for the six months ended June 30, 1999 compared to $829,655 for the similar 1998 period. During the six-month period, we sold equipment to customers with whom we have existing contracts to provide equipment. We anticipate that revenue from hardware and equipment revenues will continue to be at minimal levels in future periods.

     We had four customers representing 77% of revenues for the June 30, 1999 three-month period and four customers representing 82% of net revenues for the similar 1998 period. We had four customers representing 83% of revenues for June 30, 1999 six-month period and three customers representing 74% of revenues for the similar 1998 period. During the first quarter of 1999, Intermedia Partners, a related party (See Note 13 of Notes to Consolidated Financial Statements), announced that it intended to sell several of its cable systems in its Tennessee market and elsewhere to TCI and Charter Communications, Inc.. We currently provide services to Intermedia in three Tennessee markets and have generated revenues from the sale of computer hardware, network engineering services, and royalties from Internet access revenue to their customers. Intermedia accounted for approximately 7% and 23% of our revenue for the three and six months ended June 30, 1999, respectively, primarily due to equipment sales which were not anticipated to continue during the balance of 1999, and approximately 12% and 2% of total revenue for the years ended December 31, 1998 and 1997, respectively. As a result of these factors and further consolidation of Intermedia's cable operations and the announcement by Charter Communications that its affiliate High Speed Access Corp will be the Internet access provider for these Tennessee markets beginning in mid to late 1999, we expect to receive substantially less revenue from Intermedia during the remainder of 1999 and in future periods. Provisions of the contracts may remain in effect whereby we may receive revenue from Internet content fees; however, to date, revenue from this source has been insignificant.

     In addition, during July 1999, we sold two customer contracts, including related computer hardware, for approximately $270,000. We provided services and equipment under the terms of the original contracts with these customers to provide Internet access to their end users. We recognized approximately $8,700 of revenue from these contracts during the second quarter of 1999.

     Cost of revenues as a percentage of net revenues was 176.3% for the three months ended June 30, 1999 compared to 88.7% for the similar 1998 period. Cost of revenues as a percentage of net revenues was 112.5% for the six months ended June 30, 1999 compared to 80.6% for the similar 1998 period.

     Transaction fee revenues - Cost of transaction fee revenues consist of customer revenue sharing costs, expenses associated with operating our network operating center, including Internet connection charges and depreciation expense, employee costs associated with assisting our customers in delivering our services to end users, third party content software license fees, and third party transaction fees. Cost of transaction fee revenues were $275,505 and $356,719 for the three and six months ended June 30, 1999, respectively, or 193.9% and 143.6% of net transaction fee revenues, as compared to $28,552 and $104,154, or 59.9% and 147.1% of net transaction fee revenues in the similar 1998 periods. The absolute dollar increase in the 1999 periods was primarily attributable to operating our network operating center, which we began during the second quarter of 1999, as well as costs associated with delivering Internet access and content to the customers of our cable operator distribution partners. We constructed the network operating center to accommodate our current customer base, our contract backlog and our forecast of future growth. Consequently, during the 1999 six-month period, the cost to operate the network operating center out paced our current revenues resulting in a negative gross margin. While we expect the operating costs of the network operating center to increase in future periods, we also expect our revenue base to grow sufficiently to reflect a positive gross margin in future periods.

     Service revenues - Cost of service revenues consist of compensation costs and consulting fees associated with performing programming, installation and integration services for our customers. Cost of service revenues were $64,579 and $90,444 for the three and six months ended June 30, 1999, respectively, or 127.0% and 78.5% of net service revenues, as compared to $30,367 and $43,284, or 70.4% and 33.9% of net service revenues in the similar 1998 periods. The increase in costs and corresponding decrease in gross margin during the 1999 periods was due to the fact that we incurred approximately $41,000 more costs than revenues.

     Hardware and software revenues - Cost of hardware and software revenues consist of computer and third party software purchased for resale to cable operators. Due to the change in our pricing model, we did not re-sell any computer or software products during the second quarter of 1999. Cost of hardware and software revenue was 80.1% of net revenues for the 1999 six-month period compared to 82.1% of net revenues for the similar 1998 period. Cost of hardware and software revenues as a percentage of net revenues decreased slightly during the 1999 period because during the 1998 period we sold equipment to existing customers at somewhat lower margins.

     Sales and marketing expenses consist primarily of salaries, advertising, trade show expenses, and costs of marketing materials. Sales and marketing expenses were $389,264 for the three months ended June 30, 1999, or 201.8% of net revenues as compared to $611,451, or 203.3% of net revenues for the similar 1998 period. For the six months ended June 30, 1999, sales and marketing expenses were $834,653, or 173.4% of net revenues as compared to $1,125,767, or 109.5% of net revenues for the similar 1998 period. The decrease in absolute dollars in the 1999 periods was primarily attributable to (i) a net decrease of seven employees; (ii) the phase out of our international marketing efforts; and (iii) a decrease in direct advertising dollars as a result of our focus on distribution partners rather than the consumer directly. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods but decrease as a percentage of net revenues as our revenues increase from current levels as we continue to market our products and services.

     Product development expenses consist primarily of employee compensation and programming fees relating to the development and enhancement of the features and functionality of our online CommunityWare software. Product development expenses were $655,257 for the three months ended June 30, 1999, or 339.6% of net revenues as compared to $131,202, or 43.6% of net revenues for the similar 1998 period. For the six months ended June 30, 1999, product development expenses were $1,254,097, or 260.6% of net revenues as compared to $353,570, or 34.4% of net revenues for the similar 1998 period. During 1999, all product development costs have been expensed as incurred. We capitalized $127,618 and $196,290 of development costs during the 1998 three and six-month periods, respectively. The increase in absolute dollars in the 1999 periods was due primarily to the an increase in technology personnel from 12 to 30 to support the continued development of our CommunityWare products, including deployment of our core publishing software and integration of the XML technologies into our software. We believe that significant investments in product development are critical to attaining out strategic objectives and, as a result, we expect product development expenses to increase in future periods.

     General and administrative expenses consist primarily of compensation, consulting expenses, fees for professional services, and the non-cash expense of warrants issued to customers. General and administrative expenses were $1,479,094 for the three months ended June 30, 1999, or 766.6% of net revenues as compared to $857,062, or 284.9% of net revenues for the similar 1998 period. For the six months ended June 30, 1999, general and administrative expenses were $3,014,702, or 626.5% of net revenues as compared to $1,708,585, or 166.2% of net revenues for the similar 1998 period. The increase in absolute dollars in the 1999 periods was primarily attributable to the following: (i) an increase in non-cash charges for common stock and common stock warrants issued for services or for customer acquisition costs which totaled $220,000 and $408,000 in the three and six-month periods, respectively; (ii) an increase in employee compensation; (iii) an increase in legal fees related to security filings and general corporate matters; and (iv) an increase in investor relation expenses. We expect general and administrative expenses to increase on an absolute dollar basis in future periods but decrease as a percentage of net revenues as our revenues increase from current levels. We also expect to incur non-cash charges in the third quarter as a result of the issuance of a warrant to purchase our common stock to a customer. The amount of such charges could exceed approximately $1 million. We expect that such charges may continue as we continue to build distributor relationships.

     Depreciation and amortization was $139,169 for the three months ended
June 30, 1999, compared to $105,970 for the similar 1998 period. Depreciation and amortization was $247,398 for the six months ended June 30, 1999, compared to $201,347 for the similar 1998 period. We recorded more depreciation expense as a result of an increase in fixed assets primarily from construction of our network operating center and the purchase of third party application server platform software for delivering XML-based components with our software. We also began amortizing the intangible assets we acquired in the NetIgnite merger and recorded $23,675 of amortization expense in the 1999 three-month period. As a result of the NetIgnite and DCI mergers, we expect to record approximately $2,500,000 of amortization expense during the remainder of 1999 and approximately $5,000,000 of such expenses in 2000 and 2001 and approximately $2,500,000 of such expenses in 2002.

     Loss from investment in subsidiary is our share of the net losses from NetIgnite. NetIgnite was engaged primarily in product development activities.

     Interest income was $36,775 for the three months ended June 30, 1999, compared to $33,225 for the similar 1998 period. Interest income was $82,917 for the six months ended June 30, 1999, compared to $62,414 for the similar 1998 period. We earn interest by investing surplus cash in highly liquid investment funds or AAA rated commercial paper. During the 1999 period, we recorded $22,050 of interest income from our note receivable from DCI.

     Net losses allocable to common stockholders were $3,065,012 for the three-month period ended June 30, 1999 compared to $3,537,621 for the similar 1998 period. We recorded non-operating expenses for preferred stock dividends and accretion of preferred stock to redemption value during the 1999 three-month period of $29,028 and $157,691, respectively, and $80,585 and $1,181,564 in the similar 1998 period. Net losses allocable to common stockholders were $9,846,413 for the six-month period ended June 30, 1999 compared to $5,507,425 for the similar 1998 period. We recorded non-operating expenses for preferred stock dividends and accretion of preferred stock to redemption value during the 1999 six-month period of $75,041 and $4,316,254, respectively, and $142,984 and $2,237,260 in the similar 1998 period. Additionally, the increase in losses reflect expenses in sales and marketing, product development, and general and administrative areas that have increased at a faster rate than net revenue.
This is due to the time lag associated with product development and market introduction as well as the long sales cycle for most of our products and services. We expect to continue to experience increased operating expenses and capital investments during 1999, as we continue to develop new product offerings
and the infrastructure required to support our anticipated growth.   We expect
to report operating and net losses for 1999 and for one or more years thereafter.

Liquidity and Capital Resources

     As of June 30, 1999, we had cash and cash equivalents of $3,934,761 and working capital of $782,392. We financed our operations and capital expenditures and other investing activities primarily through private sales of preferred stock and the exercise of common stock warrants resulting in net proceeds of $4,615,500 and $3,856,271, respectively. (See Notes 8, 9 and 11 of Notes to Consolidated Financial Statements for information regarding these sales of securities).

     We used $3,559,092 in cash to fund our operations for the six months ended June 30, 1999, compared to $2,836,003 for the similar 1998 period. The increase in net cash used resulted primarily from an increase in our net operating losses and payment of 1998 accounts payable and accrued liabilities and accrued compensation in the first quarter of 1999. These items were offset by cash we received from customers that represents future revenue and by non-cash expenses for stock and stock options we issued for services.

     We used $2,182,420 in cash for capital expenditures and other investing activities for the six months ended June 30, 1999, compared to $1,125,689 for the similar 1998 period. The increase between periods is primarily a result of property and equipment we purchased in connection with establishing our computer operating center and our continuing development of the e-banking system for CU Cooperative as well as our cash investment in NetIgnite (See Note 4 of Notes to Consolidated Financial Statements).

     We received $8,977,934 in cash from financing activities for the six months ended June 30, 1999, compared to $3,051,035 for the similar 1998 period. During January 1999, we sold 3,000 shares of Series C Preferred Stock with a stated value of $1,000 per share, which resulted in net proceeds of $2,755,500. In connection with that transaction, we also exercised our right and called a warrant that required the investor to purchase 2,000 additional shares of the Series C Preferred Stock, resulting in net proceeds of $1,860,000. During May, 1999, we received net proceeds of $3,056,871 from the exercise of our warrants issued in connection with our public offering in 1996. In addition, during January 1999, an investor exercised a warrant to purchase common stock we issued in connection with the Series A Preferred Stock, which resulted in proceeds of $799,400. We also received $522,600 in cash during the 1999 six-month period from the issuance of our common stock as a result of the exercise of options and warrants.

     We believe that our cash and cash equivalents and working capital at June 30, 1999 will be adequate to sustain our operations through at least October 1999. In order to continue to finance our operations, we are pursing several funding possibilities. These funding activities are intended to raise the approximately $10 million of net proceeds we estimate will be required to sustain operations for the next twelve months. First, we are pursuing various potential strategic relationships which, if consummated, could result in one or more significant investments by strategic partners. We have also initiated discussions with various potential private investors which could result in additional debt or equity investments. There can be no assurance that we will be successful in obtaining any additional equity or debt capital or that if such capital is available, that it will be available on acceptable terms. If we are unable to
                                       23
obtain the capital required to sustain our operations, we will be required to reduce or terminate certain of our operations which could have a material adverse affect on our operating results and financial condition. In its reports accompanying the audited financial statements for the years ended December 31, 1998 and 1997, our auditors, Arthur Andersen LLP, expressed substantial doubt about our ability to continue as a going concern.

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

     We have reviewed our internal software and hardware systems and believe they will function properly with respect to dates in the year 2000 and thereafter. We expect to incur no significant costs in the future for Year 2000 problems. Nonetheless, there can be no assurance in this regard until such systems are operational in the Year 2000. We are in the process of contacting all of our significant suppliers to determine the extent to which our systems are vulnerable to those third parties' failure to make their own systems Year 2000 compliant. As of the date of this report, we have substantially completed this review and believe our significant suppliers and vendors are Year 2000 compliant and that should any of them prove not to be Year 2000 compliant, we could find a replacement vendor or supplier which is Year 2000 compliant without significant delay or expense. While our review has not identified any Year 2000 problems that will have a material effect on our business, due to the general uncertainty inherent in the Year 2000 problem, resulting from the uncertainty of the Year 2000 readiness of third-party suppliers and vendors and of our customers, we are unable to determine at this time that the consequences of Year 2000 failures will not have a material impact on our results of operations, liquidity or financial condition.

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

     We have accumulated losses since inception and we anticipate that we will continue to accumulate losses for the foreseeable future. We have incurred net losses since inception totaling $30,620,542 through June 30, 1999. In addition, we expect to incur additional substantial operating and net losses in 1999 and for one or more years thereafter. We expect to incur these additional losses because:

     . We currently intend to increase our capital expenditures and operating expenses to expand the functionality and performance of our products and services,
     . We recorded goodwill and other intangible assets in connection with the DCI and NetIgnite acquisitions which we will amortize over their estimated useful lives of approximately three years. We have allocated approximately $14.7 million to goodwill and other intangible assets in connection with these acquisitions.

     Net losses since inception include approximately $10.2 million of non-cash expenses related to the issuance of preferred stock and warrants in financing transactions and warrants issued to three customers. The current competitive business environment may result in our issuance of similar securities in future financing transactions or to other companies as an inducement for them to enter into a business relationship with us. While these transactions represent non-cash charges, to the extent that we enter into similar transaction in the future, they will increase our expenses and may increase our net loss.

     If we are unable to raise additional working capital funds, we may not be able to sustain our operations. We believe that our present cash and cash equivalents, working capital and commitments for additional equity investments will be adequate to sustain our current level of operations only through October 1999. If we cannot raise additional funds when needed, we may be required to curtail or scale back our operations. These actions could have a material adverse effect on our business, financial condition, or results of operations. We estimate that we will need to raise through equity, debt or other external financing at least $10 million to sustain operations for the next 12 months. There is no assurance that we will be able to raise additional funds in amounts required or upon acceptable terms. In addition, we may discover that we have underestimated our working capital needs, and we may need to obtain additional funds to sustain our operations. In its report accompanying the audited financial statements for the years ended December 31, 1998 and 1997, our auditor, Arthur Andersen LLP, expressed substantial doubt about our ability to continue as a going concern. See "Item 2 - Management's Discussion of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     We may never become or remain profitable. Our ability to become profitable depends on the ability of our products and services to generate revenues. The success of our revenue model will depend upon many factors including:

     . The success of our distribution partners in marketing their products and services, and
     . The extent to which consumers and businesses use our products and conduct e-commerce transactions and advertising utilizing our products.

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

     Use of many of our products and services will be dependent on distribution partners. Because we have elected to partner with other companies for the distribution of many of our products and services, many users of our products and services are expected to subscribe through our distribution partners. As a result, our distribution partners, and not us, will substantially control the customer relationship with these users. If the business of the companies with whom we partner is adversely affected in any manner, our business, operating results and financial condition could be materially adversely effected.

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

     If we are unable to accomplish these items, our business, operating results and financial condition could be materially adversely affected.

     Our products and services may not be successful. Even if we are able to successfully identify, develop, and introduce new products and services there is no assurance that a market for these products and services will materialize to the size and extent that we anticipate. If a market does not materialize as we anticipate, our business, operating results, and financial condition could be materially adversely affected. The following factors could affect the success of our products and services:

     . The failure of our business plan to accurately predict the rate at which the market for Internet products and services will grow,
     . The failure of our business plan to accurately predict the types of products and services the future Internet marketplace will demand,
     . Our limited experience in marketing our products and services, . The failure of our business plan to accurately predict our future participation in the Internet marketplace,
     . The failure of our business plan to accurately predict the estimated sales cycle, price, and acceptance of our products and services,
     . The development by others of products and services that renders our products and services noncompetitive or obsolete, or
     . Our failure to keep pace with the rapidly changing technology, evolving industry standards, and frequent new product and service introductions that characterize the Internet marketplace.

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

     A limited number of our customers generate a significant portion of our revenues. We had four customers representing 77% of revenues for the June 30, 1999 three-month period and four customers representing 82% of net revenues for the similar 1998 period. We had four customers representing 83% of revenues for June 30, 1999 six-month period and three customers representing 74% of revenues for the similar 1998 period. There is no assurance that we will be able to attract or retain major customers. The loss of, or reduction in demand for products or related services from major customers could have a material adverse effect on our business, operating results, cashflows, and financial condition. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

     The sales cycle for our products and services is lengthy and unpredictable. While our sales cycle varies from customer to customer, it typically has ranged from one to six months for projects. Our pursuit of sales leads typically involves an analysis of our prospective customer's needs, preparation of a written proposal, one or more presentations and contract negotiations. We often provide significant education to prospective customers regarding the use and benefits of our Internet technologies and products. Our sales cycle may also be affected by a prospective customer's budgetary constraints and internal acceptance reviews, over which we have little or no control.

     We may be unable to adjust our spending to account for potential fluctuations in our quarterly results. As a result of our limited operating history and the recent increased focus on our products and services, we do not have historical financial data for a sufficient number of periods on which to base planned operating expenses. Therefore, our expense levels are based in part on our expectations as to future sales and to a large extent are fixed. We typically operate with little backlog and the sales cycles for our products and services may vary significantly. As a result, our quarterly sales and operating results generally depend on the volume and timing of and the ability to close customer contracts within the quarter, which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected sales shortfalls. If we were unable to so adjust, any significant shortfall of demand for our products and services in relation to our expectations would have an immediate adverse effect on our business, operating results and financial condition. Further, we currently intend to increase our capital expenditures and operating expenses to fund product development and increase sales and marketing efforts. To the extent that such expenses precede or are not subsequently followed by increased sales, our business, operating results and financial condition will be materially adversely affected.

     We may be unable to retain our key executives and research and development personnel. We are highly dependent on the technical and management skills of our key employees, including in particular R. Steven Adams, our founder and Chief Executive Officer and Perry Evans, our President and founder of NetIgnite Inc. The loss of either Mr. Adams' or Mr. Evans' services could have a material adverse effect on our business and operating results. We do not maintain key person insurance for either Mr. Adams or Mr. Evans or any other member of management.

     Our future success also depends in part on our ability to identify, hire and retain additional personnel, including key product development, sales, marketing, financial and executive personnel. Competition for such personnel is intense and there is no assurance that we can identify or hire additional qualified personnel.

     Executives and research and development personnel who leave us may compete against us in the future. We generally enter into written nondisclosure and nonsolicitation agreements with our officers and employees which restrict the use and disclosure of proprietary information and the solicitation of customers for the purpose of selling competing products or services. However, we generally do not require our employees to enter into non-competition agreements. Thus, if any of these officers or key employees left, they could compete with us, so long as they did not solicit our customers. Any such competition could have a material adverse effect on our business.

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

     The price of our common stock has been highly volatile due to factors that will continue to effect the price of our stock. Our common stock traded as high as $19.38 per share and as low as $9.13 between January 1, 1999 and August 6, 1999. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

     . Price and volume fluctuations in the stock market at large that do not relate to our operating performance,
     .    Fluctuations in our quarterly operating results,
     .    Announcements of product releases by us or our competitors,
     . Announcements of acquisitions and/or partnerships by us or our competitors, and
     . Increases in outstanding shares of common stock upon exercise or conversion of derivative securities. (See "We have issued numerous options, warrants and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders.")

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

     As of August 6, 1999, we have issued the following warrants and options to acquire shares of our common stock:

     . Options and warrants to purchase 1,919,228 shares of common stock upon exercise of such options and warrants, exercisable at prices ranging from $0.50 to $18.25 per share, with a weighted average exercise price of approximately $9.08 per share.
     . Options issued to EBI Securities Corporation, the representative of the underwriters involved in our initial public offering (the "Representative's Option"), to purchase 106,700 shares of common stock upon exercise of the Representative's Option at a purchase price of $8.10 per share.
     . Warrants issued in connection with the issuance of the 10% Preferred Stock to purchase 53,500 shares of common stock upon exercise of such warrants, exercisable at $15.00 per share.
     . Warrants issued in connection with the issuance of the 5% Preferred Stock to purchase 100,000 shares of common stock upon exercise of such warrants, exercisable at $16.33 per share.
     . Warrants issued to customers to purchase 81,829 shares of common stock upon exercise of such warrants, exercisable at $8.77 to $9.94
     . Warrants issued to purchase 223,700 shares of our common stock at prices ranging from $4.30 to $20.33 assumed in connection with the acquisition of DCI.

     In addition to these warrants and options, we have reserved an indeterminate number of shares of common stock for issuance upon conversion of outstanding shares of our 10% and Series C Preferred Stock.

     Based on the market value for the common stock as of August 6, 1999, the then outstanding 10% Preferred Stock and Series C Preferred Stock were convertible into approximately 113,108 shares and 78,853 shares, respectfully, of common stock. The number of shares of common stock issuable upon conversion of the 10% Preferred Stock and the Series C Preferred Stock could increase significantly if the market value for our common stock decreases in the future. Further, there could be issuances of additional similar securities in connection with our need to raise additional working capital.

     Future sales of our common stock in the public market could adversely affect the price of our common stock. Sales of substantial amounts of common stock in the public market that is not currently freely tradable, or even the potential for such sales, could have an adverse affect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of August 6, 1999, these shares consist of:

     . Approximately 630,000 shares owned by our officers, directors and holders of 10% of our outstanding common stock ("Affiliate Shares").
     .    944,763 shares issued in connection with the DCI acquisition.

     Unless the Affiliate Shares are further registered under the securities laws, they may not be resold except in compliance with Rule 144 promulgated by the SEC, or some other exemption from registration. Rule 144 does not prohibit the sale of these shares but does place conditions on their resale which must be complied with before they can be resold. The shares of the common stock to be issued to the shareholders of DCI in connection with the DCI acquisition are expected to be registered pursuant to the Securities Act of 1993 by September 30, 1999.

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

     Our expected issuance of our warrants to a customer will require us to record a non-cash expense which will, in turn, increase our net loss available to shareholders. Based on current accounting standards, we expect to record a non-cash expense which may exceed $1 million for the quarter ending September 30, 1999 as a result of our expected issuance of 150,000 shares to a customer. In addition, the agreement with the customer contemplates the issuance of a second warrant, subject to certain conditions, to purchase 150,000 shares of common stock which, if issued, could result in the increase of similar charges in the future.

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

                                    PART II
                               OTHER INFORMATION

Items 1 and 3-5.  Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

     On January 11, 1999, we sold 3,000 shares of Series C Cumulative Convertible Preferred Stock, $1,000 stated value, to one investor for $3 million. In connection with this investment, the investor granted us the option to require the inventor to purchase an additional 2,000 shares of such Preferred Stock. We exercised this option on June 18, 1999. EBI Securities, Inc. (formally Cohig & Associates, Inc.) served as the placement agent for the offering and received a commission equal to 7% of the gross proceeds of the offering. See
Note 8 of the Notes to Consolidated Financial Statements for a description of the terms of the Preferred Stock. The securities were not registered under the Securities Act of 1933, as amended, based upon the exemption provided in Section 4(2) of such act and Regulation D promulgated thereunder. The securities were "restricted" securities as defined in Rule 144 promulgated by the Securities and Exchange Commission and were acquired for investment purposes. The certificates representing such securities contained restrictive legends. The securities are subject to demand registration rights.


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

     10.3  Office Lease for OSS' principal offices (2)
     10.4 Long-Term Equipment Sale and Software License Agreement dated October 7, 1997 between OSS and FiberTel TCI2 S.A. (3)
     10.5 Agreement dated October 7, 1997 between OSS and Medical Education Collaborative, Inc. (3)
     10.6  Form of Change of Control Agreement between OSS and certain employees
           (7)
     10.7 Securities Purchase Agreement and Exhibits thereto dated January 11, 1999 between OSS and Archer Investors, LLC (6)
     10.8 Operating and Member Control Agreement dated March 10, 1999, among NetIgnite2, LLC, OSS and NetIgnite, Inc., Buy-Sell Agreement dated March 10, 1999, among NetIgnite2, LLC, OSS and NetIgnite, Inc. and Employment Agreement dated March 10, 1999, among OSS, NetIgnite2, LLC and Perry Evans (7)
     10.8a Agreement and Plan of Merger between Online System Services, Inc.
           and NetIgnite, Inc. dated June 1, 1999*
     10.9 Electronic Banking Service Contract dated May 28, 1997 between OSS and Rockwell Federal Credit Union (7)
     10.10 Online Banking Service Agreement dated February 10, 1999 between OSS and CU Cooperative Systems, Inc. (7)
     10.11 Internet/Business Site Development & Host Agreement dated November 12, 1997 between OSS and ReMax International, Inc. (7)
     10.12 Long-Term Equipment Sale and Software License Agreement dated February 16, 1998 between OSS and Boulder Ridge Cable TV Inc. dba Starstream Communications (7)
     10.13 Agreement for the Provision of Internet Services, Equipment, and Software Licenses dated November 26, 1997 between OSS and American Telecasting, Inc. (7)
     10.14 Equipment Sale and Software License Agreement dated August 4, 1997, as amended May 26, 1998, between OSS and Intermedia Partners Southeast (7)
     10.15 Agreement and Plan of Merger between Online System Services, Inc., DCI Acquisition Corp. and Durand Communications Inc. (8)

     27    Financial Data Schedule*
-----------------------------
*    Filed herewith.

(1) Filed with the initial Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(2) Filed with Amendment No. 1 to the Registration Statement on Form SB-2, filed May 3,1996, Commission File No. 333-3282-D.
(3) Filed with the Form 10-KSB Annual Report for the year ended December 31, 1997, Commission File No. 0-28462.
(4) Filed with the Registration Statement on Form S-3, filed December 22, 1998, Commission File No. 333-69477.
(5) Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
(6) Filed with the Form 8-K Current Report dated January 11, 1999, as amended, Commission File No. 0-28462.
(7) Filed with the Form 10-KSB Annual Report for the year ended December 31, 1998, Commission File No. 0-28462.
(8) Filed with the Form 8-K Current Report dated June 30, 1999, Commission File No. 0-28462.

     (b) Reports on Form 8- The Company was not required to file a report on Form 8-K during the quarter ended June 30, 1998.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ONLINE SYSTEM SERVICES, INC.



Date:  August 13, 1999                  By  /s/ William R. Cullen
                                            ---------------------
                                            Chief Financial Officer



                                            /s/ Stuart J. Lucko
                                            -------------------
                                            Controller