Form 10QSB
period 1999-09-30
WEBB INTERACTIVE SERVICES INC
filed 1999-11-12
CIK 1011901

                            FORM 10-QSB - Quarterly
    Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended September 30, 1999.
                     ------------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___________________ to _______________________.

Commission File Number    0-28462.
                      -----------

WEBB INTERACTIVE SERVICES, INC.
------------------------------
(Exact name of registrant as specified in its charter)

COLORADO                                              84-1293864
----------------------------------------------------------------
(State or other jurisdiction                     I.R.S. Employer
of incorporation or organization             Identification No.)

1800 GLENARM PLACE, SUITE 700, DENVER, CO                     80202
--------------------------------------------------------------------
(Address of principal executive offices)                    (Zipcode)

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

[X]  YES        [_]  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of October 26, 1999, Registrant had 7,741,308 shares of common stock outstanding.


________________________

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES
               (FORMALLY KNOWN AS ONLINE SYSTEM SERVICES, INC.)

                                      Index
                                      -----

                                                                                                                     Page
                                                                                                                    -------
Part I.   Financial Information

          Item 1.  Unaudited Financial Statements

          Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and December 31, 1998                          3

          Consolidated Statements of Operations for the three and nine months ended September 30, 1999
             and 1998 (Unaudited)                                                                                         4

          Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 (Unaudited)       5-6

          Notes to Consolidated Financial Statements                                                                   7-18

          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              19-34

Part II.  Other Information

          Item 1, 3 and 5.  Not Applicable                                                                               35

          Item 2.  Changes in Securities and Use of Proceeds                                                             35

          Item 4.  Submission of Matters to a Vote of Security Holders                                                   35

          Item 6.  Exhibits and Reports on Form 8-K                                                                   35-37

Signatures                                                                                                               38

                       ________________________________

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

                         PART I FINANCIAL INFORMATION

                          ITEM 1 FINANCIAL STATEMENTS

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS ONLINE SYSTEM SERVICES, INC.)

                          CONSOLIDATED BALANCE SHEETS

                                                                                            September 30,     December 31,
                                                                                                 1999             1998
                                                                                           ---------------   --------------
                                                                                             (Unaudited)

                                           ASSETS
Current assets:
  Cash and cash equivalents                                                                  $  6,445,206     $    698,339
  Accounts receivable, net of allowance for doubtful accounts of $27,507 and
    $18,000, respectively                                                                          89,942          124,912
  Accounts receivable from related party                                                           15,807           22,925
  Note and accrued interest receivable                                                                  -          896,787
  Inventory, net                                                                                        -           55,126
  Prepaid expenses                                                                                238,728           74,179
  Deferred financing costs                                                                        127,728                -
  Deferred acquisition costs                                                                            -          229,404
  Short-term deposits                                                                               2,448          101,441
                                                                                             ------------     ------------
    Total current assets                                                                        6,919,859        2,203,113
Property and equipment, net of accumulated depreciation
    of $1,221,963 and $741,552, respectively                                                    2,250,726        1,178,628
Intangible assets, net of accumulated amortization of $1,298,396 and $0, respectively          13,728,002                -

Deferred financing costs and other assets                                                         251,492            3,535
                                                                                             ------------     ------------
    Total assets                                                                             $ 23,150,079     $  3,385,276
                                                                                             ============     ============
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Convertible notes payable                                                                  $    390,382     $          -
  Current portion of notes and capital leases payable                                              32,518           21,766
  Accounts payable and accrued liabilities                                                      1,397,352          873,901
  Accrued salaries and payroll taxes payable                                                      348,997          329,755
  Customer deposits and deferred revenue                                                          271,016          100,600
                                                                                             ------------     ------------
    Total current liabilities                                                                   2,440,265        1,326,022

Capital leases payable                                                                             39,557           39,915
10% convertible note payable and accrued interest, net of unamortized discount of
  $1,037,070 and unamortized beneficial conversion of $1,377,266                                2,635,045                -
Stockholders' equity:
  Preferred stock, no par value, 5,000,000 shares authorized:
     10% redeemable, convertible preferred stock, 10% cumulative return; 85,000 and
      245,000 shares issued and outstanding, respectively,
      including dividends payable of $127,447 and $241,172, respectively                          998,871        2,691,172

     Series A redeemable, convertible preferred stock, 5% cumulative return; none and 1,400 issued and outstanding, respectively,
      including dividends payable of $0 and $10,164, respectively                                       -        1,410,164

  Common stock, no par value, 20,000,000 shares authorized,
     7,630,616 and 4,642,888 shares issued and outstanding, respectively                       46,129,934       16,410,300
  Warrants and options                                                                          6,722,905        2,281,832
  Accumulated deficit                                                                         (35,816,498)     (20,774,129)
                                                                                             ------------     ------------
    Total stockholders' equity                                                                 18,035,212        2,019,339
                                                                                             ------------     ------------
    Total liabilities and stockholders' equity                                               $ 23,150,079     $  3,385,276
                                                                                             ============     ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS ONLINE SYSTEM SERVICES, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                              Three Months Ended                       Nine months Ended
                                                                 September 30,                           September 30,
                                                      ---------------------------------     -----------------------------------
                                                         1999                  1998             1999                  1998
                                                      -----------          ------------     -------------          ------------
Net revenues                                          $   639,693          $    191,663     $   1,010,788          $  1,071,310
Net revenues from related party                             6,000                16,180           116,120               164,580
                                                      -----------          ------------     -------------          ------------
                                                          645,693               207,843         1,126,908             1,235,890
                                                      -----------          ------------     -------------          ------------
Cost of revenues                                          599,619               166,153         1,070,429               891,953
Cost of revenues from related party                         2,460                11,422            72,968               113,995
                                                      -----------          ------------     -------------          ------------
                                                          602,079               177,575         1,143,397             1,005,948
                                                      -----------          ------------     -------------          ------------
 Gross margin                                              43,614                30,268           (16,489)              229,942
                                                      -----------          ------------     -------------          ------------
Operating expenses:
 Sales and marketing expenses                             370,660               665,616         1,205,313             1,796,134
 Product development expenses                             771,345               484,017         2,025,443               837,587
 General and administrative expenses                    1,149,771               903,710         4,091,104             2,607,544
 Customer acquisition costs                               868,316                     -           941,684                     -
 Depreciation and amortization                          1,419,394               111,478         1,666,792               312,825
                                                      -----------          ------------     -------------          ------------
                                                        4,579,486             2,164,821         9,930,336             5,554,090
                                                      -----------          ------------     -------------          ------------
 Loss from operations                                  (4,535,872)           (2,134,553)       (9,946,825)           (5,324,148)
Interest expense                                         (713,493)               (2,107)         (721,324)               (5,361)
Equity in loss of  subsidiary                                   -                     -          (127,083)                    -
Interest income                                            82,583                45,449           173,331               111,117
                                                      -----------          ------------     -------------          ------------
Net loss                                               (5,166,782)           (2,091,211)      (10,621,901)           (5,218,392)
Preferred stock dividends                                 (29,173)             (100,635)         (104,214)             (243,619)
Accretion of preferred stock to redemption value                -              (472,800)       (3,157,691)           (2,710,060)
Accretion of preferred stock for guaranteed
 return in excess of redemption value                           -                     -        (1,158,563)                    -
                                                      -----------          ------------     -------------          ------------
Net loss available to common stockholders             $(5,195,955)         $ (2,664,646)    $ (15,042,369)         $ (8,172,071)
                                                      ===========          ============     =============          ============

Loss per share, basic and diluted                     $     (0.70)         $      (0.75)    $       (2.41)         $      (2.38)
                                                      ===========          ============     =============          ============
Weighted average shares outstanding                     7,449,505             3,566,951         6,228,731             3,436,922
                                                      ===========          ============     =============          ============


The accompanying notes to consolidated financial statements are an integral part of these statements

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS ONLINE SYSTEM SERVICES, INC.)

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                                                                                                 Nine months Ended
                                                                                                   September 30,
                                                                                       --------------------------------------
                                                                                             1999                  1998
                                                                                       ----------------       ----------------
Cash flows from operating activities:
  Cash received from customers                                                         $    1,328,087         $     1,428,873
  Cash paid to suppliers and employees                                                     (7,356,606)             (5,716,940)
  Interest collected                                                                           95,796                  77,278
  Interest paid                                                                               (10,875)                 (4,662)
                                                                                       --------------         ---------------
    Net cash used in operating activities                                                  (5,943,598)             (4,215,451)
                                                                                       --------------         ---------------
Cash flows from investing activities:
  Cash acquired in business combinations                                                       32,484                       -
  Proceeds from the sale of property and equipment                                            132,241                       -
  Purchase of property and equipment                                                       (1,533,947)               (294,506)
  Capitalized software development costs                                                            -                (281,775)
  Cash advances to DCI                                                                       (593,649)             (1,064,184)
  Payment of acquisition costs                                                                (27,470)               (187,158)
  Investment in subsidiary                                                                   (240,564)                      -
                                                                                       --------------         ---------------
    Net cash used in investing activities                                                  (2,230,905)             (1,827,623)
                                                                                       --------------         ---------------
Cash flows from financing activities:
  Payments on capital leases                                                                  (33,760)                (21,583)
  Payment on convertible notes payable                                                        (35,000)                      -
  Proceeds from issuance of 10% convertible note payable                                    5,000,000                       -
  Proceeds from issuance of common stock and warrants                                       3,074,256                  65,442
  Proceeds from exercise of stock options and warrants                                      1,700,945                 212,783
  Proceeds from issuance of 10% Preferred Stock                                                     -                 159,558
  Proceeds from issuance of 5% Preferred Stock                                                      -               3,000,000
  Proceeds from issuance of Series C Preferred Stock                                        5,000,000                       -
  10% convertible note payable financing costs                                               (383,184)                      -
  Stock offering costs                                                                       (401,887)               (348,014)
                                                                                       --------------         ---------------
    Net cash provided by financing activities                                              13,921,370               3,068,186
                                                                                       --------------         ---------------
Net increase (decrease) in cash and cash equivalents                                        5,746,867              (2,974,888)

Cash and cash equivalents, beginning of period                                                698,339               3,680,282
                                                                                       --------------         ---------------
Cash and cash equivalents, end of period                                               $    6,445,206         $       705,394
                                                                                       ==============         ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS ONLINE SYSTEM SERVICES, INC.)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                  (UNAUDITED)

                                                                                                   Nine months Ended
                                                                                                     September 30,
                                                                                    ----------------------------------------------
                                                                                            1999                       1998
                                                                                    -------------------       --------------------
Supplemental schedule of non-cash investing and financing activities:
   Common stock and warrants issued in business combinations                             $   12,382,595              $           -
   Accretion of preferred stock to redemption value                                           3,157,691                    993,980
   Accretion of preferred stock for guaranteed return in excess of
         redemption value                                                                     1,158,563                          -
   Preferred stock dividends paid or to be paid in common stock                                 104,214                    142,984
   Preferred stock and dividends converted to common stock                                    5,686,707                          -
   Beneficial conversion of 10% convertible note payable                                      1,967,522                          -
   Discount of 10% convertible note payable                                                   1,072,325                          -
   Convertible notes payable converted to common stock                                          593,045                          -
   Capital leases for equipment                                                                  35,000                     18,750


Reconciliation of net income to cash used in operating activities:

Cash flows from operating activities:
    Net loss                                                                            $   (10,621,901)             $  (5,218,392)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                         1,779,127                    312,825
        Write-off of NetIgnite intangible asset                                                 242,811                          -
        Gain on sale of property and equipment                                                   (2,225)
        Loss from investment in subsidiary                                                      127,083                          -
        Accrued interest income on advances to DCI                                              (46,379)                   (31,387)
        Reduction in note receivable for services received from DCI                             368,643                    290,251
        Stock and stock options issued for services and to customers                          1,299,912                     33,541
        Accrued interest payable on 10% convertible note payable                                 49,383                          -
        Amortization of 10% convertible note payable discount                                    35,255                          -
        Amortization of deferred placement costs                                                 12,948                          -
        Amortization of 10% convertible note payable beneficial conversion                      590,254                          -
    Changes in operating assets and liabilities:
        Decrease in accounts receivable                                                          35,723                    328,363
        Increase in accounts receivable from related party                                        7,118                      2,000
        Decrease in accrued revenue receivables                                                       -                    143,543
        Decrease in inventory                                                                    55,126                    170,647
        Decrease (increase) in prepaid expenses                                                (141,594)                    21,828
        Decrease in short-term deposits and other assets                                         93,824                     71,595
        Increase (decrease) in accounts payable and accrued liabilities                          38,079                   (356,578)
        Increase (decrease) in accrued salaries and payroll taxes payable                       (19,509)                    25,634
        Increase (decrease) in customer deposits and deferred revenue                           152,724                     (9,321)
                                                                                        ---------------              -------------
            Net cash used in operating activities                                       $    (5,943,598)             $  (4,215,451)
                                                                                        ===============              =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES
               (FORMERLY KNOWN AS ONLINE SYSTEM SERVICES, INC.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                 (UNAUDITIED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements include the accounts of Webb Interactive Services, Inc. and its wholly owned Subsidiaries (collectively "Webb" or the "Company" formerly known as OnLine System Services, Inc). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared without audit pursuant to rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. The interim financial statements should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Among other factors, the Company has incurred significant and recurring losses from operations, and such losses are expected to continue in the near future which raises substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Management's Discussion and Analysis of Financial Condition and Results of Operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     The continued viability of the Company depends upon, in part, its ability to obtain additional profitable customer contracts and to obtain additional capital through debt or equity financing. The Company believes that its cash and cash equivalents and working capital as of September 30, 1999 will be adequate to sustain operations through February 2000. The Company estimates that it will need to raise approximately $8 million through equity, debt or other external financing to sustain operations for 2000. The Company's plan to fund its operations is to obtain equity financing through additional private placements of its securities, and possibly in 2000 a secondary public offering of its common stock. The Company believes that it would be possible to continue to raise additional working capital through the sale of securities similar to the transaction described in Note 10 and has initiated discussions with potential investors which could result in additional debt or equity investments. However, the Company has no commitments for any such funding and there can be no assurances that these discussions will be successful, or if successful, that the terms of any such fundings will be acceptable to the Company. If the Company is not successful in obtaining funding in appropriate amounts or on appropriate terms, management would consider significant reductions in activity and operations.

NOTE 2 - REVENUE RECOGNITION

     Transaction fee revenues include e-banking service bureau fees, online subscription fees, and Internet access and e-commerce royalties. The Company recognizes revenues in the period the services are provided or earned by the Company. Service revenue includes fees for software, hosting and support. Revenue from such fees are typically received at the initiation of the arrangement and are recognized over the term of the arrangement. Net revenues are comprised of the following:

                                                     Three Months Ended                         Nine months Ended
                                                        September 30,                             September 30,
                                          ---------------------------------------  -----------------------------------------
                                                 1999                  1998                1999                   1998
                                          -----------------     -----------------  -------------------     -----------------
Net revenues:
     Transaction fees                       $   112,800            $   86,030         $    361,226          $    157,442
     Services                                   532,893                34,379              648,173               161,358
     Hardware and software                            -                87,434              117,509               917,090
                                            -----------            ----------         ------------          ------------
     Total net revenues                     $   645,693            $  207,843         $  1,126,908          $  1,235,890
                                            ===========            ==========         ============          ============

     During July 1999, the Company sold two customer contracts to an unrelated third party, including computer hardware, for approximately $270,000. The Company provided services and equipment under the terms of the original contracts enabling the customers to provide Internet access to their end users. The Company recorded $138,504 of service revenue for the three months ended September 30, 1999 related to providing services to the purchaser of these two contracts. Revenue recognized by the Company from these contracts totaled approximately $6,000 for the nine months ended September 30, 1999.

NOTE 3 - ACQUISITION OF DURAND COMMUNICATIONS, INC.

     On June 30, 1999, Durand Acquisition Corporation ("DAC"), a wholly owned subsidiary of the Company, completed a merger with DCI, a developer and marketer of Internet "community" building tools, by exchanging 947,626 of the Company's common stock for all of the common stock of DCI at an exchange ratio of 2.46 shares of the Company's common stock for each share of DCI's common stock. In addition, outstanding DCI options and warrants to purchase common stock were converted at the same exchange ratio into 242,293 options and warrants to purchase the Company's common stock. The acquisition of the assets and liabilities was recorded using the purchase method of accounting whereby the consideration paid of $14,216,876 was allocated based on the relative fair values of the assets and liabilities acquired with the excess consideration over the fair market value of tangible assets of $14,068,184 recorded as intangible assets. The Company has determined that substantially all of the intangible assets acquired are represented by the value of the developed technology and workforce acquired with DCI.

Total consideration for the merger is as follows:

          Value of common stock issued                      $   9,239,358
          Value of warrants and options issued                  1,504,349 (a)
          Liabilities assumed                                   2,190,566 (b)
          Acquisition expenses                                  1,282,603
                                                            -------------
          Total purchase price                              $  14,216,876
                                                            =============

The purchase price was allocated to the assets acquired based on their fair market values as follows:

               Cash and cash equivalents                                     $     23,739
               Other current assets                                                23,708
               Property and equipment, net                                         36,984
                                                                             ------------
               Total tangible assets acquired                                      84,431
               Developed technologies, goodwill and other intangibles          14,132,445
                                                                             ------------
               Total assets acquired                                         $ 14,216,876
                                                                             ============

(a) 242,293 warrants and options issued, which were valued using the Black-Scholes option pricing model using the following assumptions:

         Exercise prices                             $4.30 to $20.33
         Fair market value of common stock on
              measurement date                                $ 9.75
         Option lives                                   1 to 9 years
         Volatility rate                                        104%
         Risk free rate of return                               5.0%
         Dividend rate                                            0%

(b) The liabilities assumed by the Company included a $1,168,173 note payable and accrued interest from DCI to the Company which was forgiven at the consummation of the transaction.

     In connection with the merger, the Company issued a warrant to a placement agent to purchase 50,150 shares of the Company's common stock at an exercise price of $8.85. The warrant is exercisable for a period of five years. The Company recorded $654,488 in acquisition costs for the warrant, which was valued using the Black-Scholes option pricing model utilizing the following assumptions:

         Exercise price                                      $  8.85
         Fair market value of common stock on grant date     $ 15.50
         Option life                                         5 Years
         Volatility rate                                        104%
         Risk free rate of return                               5.0%
         Dividend rate                                            0%

     The transaction with DCI resulted in approximately $14,132,000 of intangible assets (primarily developed technologies, workforce and goodwill). These intangible assets will be amortized over three years corresponding to the estimated life of the technology. The purchase price allocation is subject to adjustment based on the final determination of the fair value of the assets and liabilities assumed, which could take as long as one year from June 30, 1999. Because the DCI business, now operated by the Company, has never been profitable, and due to the other risks and uncertainties discussed herein, it is reasonably possible that an analysis of these long-lived assets in future periods could result in a conclusion that they are impaired, and the amount of the impairment could be substantial.

NOTE 4 - INVESTMENT IN NETIGNITE

     On March 10, 1999, the Company acquired a controlling interest in a newly formed company, NetIgnite 2, LLC ("NetIgnite"). NetIgnite was a development stage company which the Company formed with a predecessor company by the name of NetIgnite, Inc. ("NI"), the sole shareholder and founder of which was Perry Evans, the founder and past President of MapQuest.com. The Company was, as a result of this transaction, entitled to 99.5% of NetIgnite's operating income and approximately 60% of any proceeds upon the sale of NetIgnite. NI was entitled to .5% of NetIgnite's operating income and approximately 40% of any proceeds upon the sale of NetIgnite. Mr. Evans entered into an Employment Agreement with the Company which has an initial term of two years, provides for a minimum annual salary of $190,000 and the granting of stock options to purchase 80,000 shares of common stock at an exercise price of $12.25, one-third of such option shares to vest annually during the next three years subject to Mr. Evans' continuous employment by the Company.

     Prior to June 2, 1999, the Company utilized the equity method of accounting for this subsidiary and recorded a loss from this investment totaling $127,083 for the nine months ended September 30, 1999.

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

     The transaction with NetIgnite resulted in approximately $894,000 of intangible assets (primarily developed technologies and goodwill). These intangible assets will be amortized over three years corresponding to the estimated life of the technology. The purchase price allocation is subject to adjustment based on the final determination of the fair value of the assets and liabilities assumed, which could take as long as one year from June 2, 1999.

     The results of operations of NetIgnite are included in the Company's results from the date of the NI acquisition and all significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 5 - GOODWILL

     Goodwill is being amortized on a straight-line basis over three years. Subsequent to acquisitions which result in goodwill, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net income or cash flows, as appropriate, over the remaining life of the goodwill in measuring whether the goodwill is recoverable. The Company recorded $1,274,721 and $1,298,396 of goodwill amortization expense for the three and nine months ended September 30, 1999, respectively.

NOTE 6 - INCOME TAXES

     As a result of net losses the Company did not to recognize a tax benefit for the three and nine months ended September 30, 1999 and 1998. The Company has also determined that there is not enough positive evidence to realize the net deferred tax assets, and as such has recorded a full valuation allowance against such assets.

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

                                                                  September 30,
                                                      ------------------------------------
                                                             1999                1998
                                                      ----------------     ---------------
        Stock options                                       2,080,550           1,306,816
        Warrants and underwriter options                      865,976             963,150
        Convertible debt                                       38,388                   -
        10% Preferred Stock                                   109,753             691,976
        5% Preferred Stock                                          -             450,355
                                                      ---------------      --------------
Total                                                       3,094,667           3,412,297
                                                      ===============      ==============

     The number of shares excluded from the earning per share calculation because they are anti-dilutive, using the treasury stock method, were 2,080,943 and 2,873,487 for the three and nine months ended September 30, 1999, respectively, and 2,114,796 and 2,387,296 for the three and nine months ended September 30, 1998, respectively.

NOTE 8 - 10% CONVERTIBLE NOTE PAYABLE

     On August 25, 1999, the Company entered into a Securities Purchase Agreement and executed a $5,000,000 three-year 10% Convertible Promissory Note (the "Note Payable"). Net proceeds to the Company were $4,616,816 after deducting $383,184 in financing costs. The financing costs were recorded as a deferred asset and are being amortized as additional interest expense over the term of the Note Payable. During the three months ended September 30, 1999, the Company recorded $12,948 of additional interest expense as a result of amortizing the deferred financing costs.

     The Note Payable specifies a 10% per annum interest rate. At the option of the Company, accrued interest may be paid by issuance of like notes or in shares of the Company's common stock determined by dividing the dollar amount of interest due by an amount equal to the average of the closing bid price of the Company's common stock for ten business days prior to the date interest is to be paid. Interest is payable, in arrears, on (i) the last day of March, June, September, and December, (ii) August 25, 2002 (Maturity date), and (iii) the date the principal amount of the Note Payable is due and payable. Accrued and unpaid interest as of September 30, 1999 totaled $49,383 and is included in the Note Payable balance on the accompanying balance sheet as the Company will issue notes to pay this interest.

     The Company may prepay all or any portion of the then outstanding Note Payable, plus accrued and unpaid interest, but must pay a pre-payment premium. Scheduled pre-payment premiums are as follows:

                           Time Period                         Optional Payment Amount
               ------------------------------------       -------------------------------
               Closing date through
               180 days after closing date                              107.5%

               181 days after closing date through
               364 days after closing date                              125.0%

               365 days after closing date through
               729 days after closing date                              120.0%

               730 days after closing date through
               1094 days after closing date                             115.0%

     In addition, at any time after the first anniversary date of the closing date, the closing bid prices of the Company's common stock is greater than or equal to 200% of the conversion price (as defined) then in effect for each 20 consecutive trading days immediately preceding the date of delivery of such optional payment notice, then the Company may elect an optional payment amount of 115%.

     The Note Payable may be converted, at the option of the holder, at any time after December 23, 1999 with respect to one half of the principal amount of the Note Payable and January 22, 2000, with respect to the full amount of the Note Payable into the number of common shares equal to the lower of (i) $11.14, or
(ii) the average of the five lowest closing bid prices during the 15 consecutive trading days immediately preceding the conversion date. Based upon the initial conversion price of $11.44, the Note Payable, had it been convertible, would have been convertible into approximately 440,000 shares of the Company's common stock.

     Due to the conversion feature associated with the Note Payable, the Company must account for a beneficial conversion feature (a "Guaranteed Return") as additional interest expense. Based on current generally accepted accounting principles, the computed value of the Guaranteed Return of $1,967,522 is initially recorded as a reduction of the Note Payable and an increase to additional paid-in capital on the date of issuance, even though the Note Payable was not then convertible and was subject to redemption prior to the date that it first becomes convertible. The Guaranteed Return reduction to the Note Payable is amortized as additional interest expense from the date of issuance to the earliest date of conversion. During the three months ended September 30, 1999, the Company recorded $590,256 of additional interest expense as a result of amortizing the Guaranteed Return and will record the remaining $1,377,268 during the fourth quarter of 1999.

     In addition, the holder of the Note Payable was issued a five year warrant, which may be exercised any time after August 25, 1999, to purchase 136,519 shares of the Company's common stock for a purchase price of

$11.44 per share. The warrant was valued at $1,072,325 using the Black-Scholes option pricing model using the following assumptions:

               Exercise price                                         $ 11.44
               Fair market value of common stock on grant date        $ 10.13
               Option life                                            5 years
               Volatility rate                                           104%
               Risk free rate of return                                  6.0%
               Dividend rate                                               0%

     The fair value of the warrant was recorded as an additional discount to the Note Payable and will be amortized as additional interest expense over the term of the Note Payable. During the three months ended September 30, 1999, the Company recorded $35,255 of additional interest expense as a result of amortizing the Note Payable discount related to the issuance of the warrant.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

     Subsequent to the agreement to acquire DCI (See Note 3), the Company issued convertible notes payable to DCI creditors totaling $942,885. The notes are convertible at the election of the holder into the number of common shares at conversion prices equal to $9.61 and the greater of $9.75 or the closing bid price on the conversion date. During July and September 1999, holders of the convertible notes payable had converted $593,045 of principal and accrued interest payable into 52,834 shares of the Company's common stock at conversion prices per share ranging from approximately $9.61 to $14.75 as summarized in the following table:

                                           Note Payable
                                            and Accrued             Common Stock             Common Stock
                                             Interest                  Shares                 Conversion
             Conversion Date                 Converted                 Issued              Price per Share
          ----------------------         ----------------         ---------------       --------------------
          July 15, 1999                      $    236,509                  16,034               $14.75
          September 27, 1999                      144,150                  15,000                 9.61
          September 28, 1999                       49,011                   5,100                 9.61
          September 28, 1999                      112,437                  11,700                 9.61
          September 30, 1999                       50,938                   5,000                10.19
                                         ----------------         ---------------
          Total                              $    593,045                  52,834
                                         ================         ===============

     During October 1999, holders of the convertible notes payable converted $301,574 of the principal and accrued interest payable into 29,568 shares of the Company's common stock (See Note 17).

NOTE 10 - SERIES C PREFERRED STOCK

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

     The Series C Preferred Stock entitled the holder to voting rights equal to the number of shares of common stock into which the shares of the Series C Preferred Stock were convertible. The Series C Preferred Stock specified a 4% per annum cumulative, non-compounding dividend based on the stated value of $1,000 per share. Each share of Series C Preferred Stock was convertible, at the option of the holder, at any time after February 1, 1999, into the number of shares of common stock equal to $1,000 divided by the lesser of (i) 140% of the closing bid price of the common stock on the date of the issuance of the Series C Preferred Stock being converted (initially $20.65), or if less and if the conversion is occurring at least 120 days after the issuance of the Series C Preferred Stock being converted, 100% of the closing bid price of the Company's common stock on the trading day closest to the date that is 120 days after the Series C Preferred Stock that is being converted was issued or (ii) the average of the five lowest closing bid prices of common stock during the 44 consecutive trading days immediately preceding the conversion of the Series C Preferred Stock conversion date.

     The beneficial conversion feature (a "Guaranteed Return") of the Series C Preferred Stock is considered to be an additional preferred stock dividend. The computed value of the Guaranteed Return of $3,931,754 was initially recorded as a reduction of the Series C Preferred Stock and an increase to additional paid-in capital. The Guaranteed Return reduction to preferred stock was accreted, as additional dividends, by recording a charge to income available to common stockholders from the date of issuance to the earliest date of conversion. The Company also recorded annual dividends of $40 per share as a reduction of income available to common stockholders, whether or not declared by the Board of Directors, which totaled $3,221 and $24,591 for the three and nine months ended September 30, 1999, respectively.

     The difference between the stated redemption value of $1,000 per share and the recorded value on January 11, 1999, and June 18, 1999 (the dates upon which the Series C Preferred Stock were issued) totaling $4,316,254 was accreted as a charge to income available to common stockholders on the date that the Series C was first convertible, which occurred in the first and second quarters of 1999, respectively, and was comprised of the following:

                                                                       Closings
                                                    ------------------------------------------------
                                                       June 18, 1999               January 11, 1999
                                                    ------------------           -------------------
     Guaranteed Return                                     $    17,691                   $ 3,914,063
     Series C Preferred Stock offering costs                   140,000                       244,500
                                                    ------------------           -------------------
     Total accretion recorded                              $   157,691                   $ 4,158,563
                                                    ==================           ===================

     During the nine-month period ended September 30, 1999, the investor converted all of the 5,000 shares of the Series C Preferred Stock, including accrued dividends payable of $24,591 into 480,508 shares of the Company's common stock at conversion prices per share ranging from approximately $8.59 to $11.13 as summarized in the following table:

                                             Number of Shares
                              ---------------------------------------------
                                    Series C                                          Common Stock
                                   Preferred                  Common                   Conversion
        Conversion Date              Stock                     Stock                 Price per Share
     ----------------------   -------------------       -------------------       --------------------
     February 10, 1999                      1,500                   140,157                     $10.74
     February 11,1999                         500                    46,724                      10.74
     February 26, 1999                        500                    45,683                      11.00
     July 6, 1999                           1,000                    90,843                      11.13
     July 20, 1999                            700                    63,141                      11.13
     August 25, 1999                          150                    17,597                       8.59
     September 7, 1999                        650                    76,363                       8.59
                              -------------------       -------------------
     Total                                  5,000                   480,508
                              ===================       ===================

NOTE 11 - CONVERSION OF SERIES A AND 10% PREFERRED STOCK AND EXERCISE OF COMMON STOCK WARRANT

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

     During January and February 1999, 160,000 shares of the 10% Preferred Stock, including accrued dividends payable of $165,093, were converted into 177,106 shares of the Company's common stock at conversion prices ranging from $9.46 to $10.00 as summarized in the following table:

                                            Number of Shares
                               ----------------------------------------
                                     10%                                         Common Stock
                                  Preferred               Common                  Conversion
        Conversion Date             Stock                  Stock               Price per Share
       -----------------       --------------       -------------------     ---------------------
       January 5, 1999                 10,000                  11,590                  $ 9.46
       January 7, 1999                 10,000                  11,039                    9.98
       January 14, 1999                 5,000                   5,422                   10.00
       January 15, 1999                60,000                  66,248                   10.00
       January 19, 1999                10,000                  10,858                   10.00
       January 20, 1999                25,000                  27,636                   10.00
       January 28, 1999                10,000                  11,077                   10.00
       February 2, 1999                20,000                  22,083                   10.00
       February 25, 1999               10,000                  11,153                   10.00
                               --------------       -----------------
       Total                          160,000                 177,106
                               ==============       =================

     At September 30, 1999, a total of 85,000 shares of the 10% Preferred Stock remained outstanding.

NOTE 12 - COMMON STOCK

     In February 1999, the Company entered into a six-month agreement with an individual to provide the Company consulting services in his capacity as the Company's Chief Operating Officer. Pursuant to the terms of the agreement, in addition to a monthly cash fee of $15,000, the consultant earned shares of the Company's common stock determined by dividing $15,000 by the fair market value of the common stock on the last trading day of the month. During the three and nine months ended September 30, 1999, the Company issued 1,364 and 6,497 shares of common stock under this agreement, respectively, valued in the aggregate at $15,000 and $90,000, respectively.

NOTE 13 - EXERCISE OF COMMON STOCK WARRANTS-

     IPO Common Stock Warrants-

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

     In May 1999, the Company received $3,056,871 in net proceeds, after deducting offering costs of $17,387 from the exercise of the IPO Warrants and issued 341,578 shares of common stock. In addition, the Company issued 131,614 shares of common stock as a result of holders of the IPO Warrants utilizing the cashless exercise provision of the Agreement. As of September 30, 1999, all of the IPO Warrants have been exercised or have expired.

     Common Stock Warrant Issued To Placement Agent-

     In connection with the sale of the Company's Series A Preferred Stock in November 1998, the Company issued the placement agent a warrant to purchase 20,000 shares of the Company's common stock at $5.61 per share. On July 6, 1999, the placement agent exercised the warrant resulting in proceeds to the Company of $114,200.

NOTE 14 - CUSTOMER ACQUISITION COSTS

     In June and July 1999, the Company granted warrants to three customers to purchase in the aggregate 161,667 shares of the Company's common stock at exercise prices ranging from $9.19 to $9.94 per share. The warrants may be exercised from the date of issuance and expire in June 2000 and June 2002. The Company recorded expense for deferred customer acquisition costs of $868,316 and $941,684 for the three and nine months ended September 30, 1999, respectively. The Company's policy with regard to customer acquisition costs is to capitalize costs to acquire customers if the related customer contract contains guarantees of minimum revenue which supports the amount paid. Because the agreements entered into by the Company do not contain minimum guaranteed revenue and due to the start-up nature of these services and other uncertainties regarding these arrangements, the Company has expensed amounts during the 1999 periods. The Company valued these options utilizing the Black-Scholes option pricing model using the following assumptions:

          Exercise prices                                         $9.19 to $9.9
          Fair market value of common stock on grant date       $8.81 to $15.50
          Option lives                                             1 to 3 Years
          Volatility rate                                                  104%
          Risk free rate of return                                         5.0%
          Dividend rate                                                      0%

NOTE 15 - RELATED PARTY TRANSACTION

     A director of the Company is also the general partner and chief executive officer for one of the Company's customers. The Company entered into a contract during August 1997, as amended, whereby the Company provides its products and services to the customer for several markets. The Company earns revenue from the sale of computer hardware and third party software, engineering fees, equipment installation fees, and royalties from subscriber Internet access and content fees. The Company recognized revenue from the customer totaling $6,000 and $16,180 for the three months ended September 30, 1999 and 1998, respectively, and $116,120 and $164,580 for the nine months ended September 30, 1999 and 1998, respectively. Included in accounts receivable at September 30, 1999 are amounts due from the customer totaling $15,807.

NOTE 16 - BUSINESS SEGMENT INFORMATION

     The Company supports products and services that simplify and support e-commerce transactions in local markets by providing an interactive framework of local commerce and community-based services comprised of publishing, content management, community-building and communications. In addition, the Company supports products and services for electronic banking applications, targeting credit unions, community banks, and savings and loan institutions with a full line of e-banking transaction processing and account management services. The Company has two reportable business segments: Local Directory/Enterprise and Financial Services.

     Local Directory/Enterprise consists of Internet application solutions which provide merchants options for reaching their target customers through simple tools that publicize their company, product and service offerings; buyers to quickly find rich information about merchants and their offerings; and buyers and sellers a more effective and efficient transaction.

     Financial Services consists of an online banking solution, marketed generally to financial institutions having less than $500 million in assets, using a service bureau approach to e-banking, which enables institutions to provide many of the capabilities and services available to the larger financial institutions without the cost associated with the development of institution-specific systems.

     Corporate Activities consists of general corporate expenses, including capitalized costs that are not allocated to specific business segments. Assets of corporate activities include unallocated cash, receivables, prepaid expenses, note receivable, deferred acquisition costs, deposits, intangible assets acquired in mergers, and corporate use of property and equipment.

Net Revenues
------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                   Nine months Ended
                                                            September 30,                        September 30,
                                                  -------------------------------     ----------------------------------
                                                       1999             1998              1999                 1998
                                                  -------------     -------------     ------------        --------------
Local directory/Enterprise                        $    452,385      $    157,883      $    849,594        $    1,093,001
Financial services                                     193,308            49,960           277,314               142,889
                                                  ------------      ------------      ------------        --------------
Total net revenues                                $    645,693      $    207,843      $  1,126,908        $    1,235,890
                                                  ============      ============      ============        ==============

Net Loss
------------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                   Nine months Ended
                                                            September 30,                        September 30,
                                                  -------------------------------     ----------------------------------
                                                       1999             1998              1999                 1998
                                                  -------------     -------------     ------------        --------------
Local directory/Enterprise                        $  (2,000,773)    $  (1,315,724)    $ (4,337,640)       $   (2,907,431)
Financial services                                       76,876           (84,486)            (675)             (247,434)
Corporate activities                                 (3,242,885)         (691,001)      (6,283,583)           (2,063,527)
                                                  -------------     -------------     ------------        --------------
Net loss                                          $  (5,166,782)    $  (2,091,211)    $(10,621,898)       $   (5,218,392)
                                                  =============     =============     ============        ==============


          Assets
          -----------------------------------------------------------------------------------------
                                                           September 30,              December 31,
                                                               1999                      1998
                                                          ---------------           ---------------
          Local directory/Enterprise                        $   1,720,812              $    696,219
          Financial services                                      603,105                   416,071
          Corporate activities                                 20,826,160                 2,272,986
                                                          ---------------           ---------------
          Total                                             $  23,150,079              $  3,385,276
                                                          ===============           ===============

          Property and Equipment
          -----------------------------------------------------------------------------------------
                                                            September 30,             December 31,
                                                               1999                      1998
                                                          ---------------           ---------------
          Local directory and Enterprise                     $  1,499,226              $    516,918
          Financial services                                      531,445                   397,721
          Corporate activities                                    220,055                   263,989
                                                          ---------------           ---------------
          Total                                              $  2,250,726              $  1,178,628
                                                          ===============           ===============

Depreciation and Amortization
------------------------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended                           Nine months Ended
                                                               September 30,                               September 30,
                                                 ---------------------------------------     ---------------------------------------
                                                      1999                    1998                  1999                  1998
                                                 --------------        -----------------     ----------------     ------------------
Local directory/Enterprise                       $       77,199        $       47,784        $      171,052       $       131,898
Financial services                                       35,247                35,247               105,741               105,705
Corporate activities                                  1,306,948                28,447             1,389,999                75,222
                                                 --------------        --------------        --------------       ---------------
Total depreciation and amortization              $    1,419,394        $      111,478        $    1,666,792       $       312,825
                                                 ==============        ==============        ==============       ===============


          Property and Equipment Additions
          -----------------------------------------------------------------------------------------
                                                                     Nine months Ended
                                                                       September 30,
                                                      ---------------------------------------------
                                                              1999                      1998
                                                      -------------------       -------------------
          Local directory/Enterprise                   $        1,247,332       $            47,673
          Financial services                                      239,465                       652
          Corporate activities                                     47,150                   146,181
                                                       ------------------       -------------------
          Total                                        $        1,533,947       $           294,506
                                                       ==================       ===================

NOTE 17 - SUBSEQUENT EVENTS

     During October 1999, holders of the convertible notes payable converted $301,835 of the principal and accrued interest payable into 29,568 shares of the Company's common stock at conversion prices per share ranging from approximately $9.61 to $10.13 as summarized in the following table:

                                           Note Payable                 Common
                                            and Accrued                  Stock                  Common Stock
                                             Interest                   Shares                   Conversion
             Conversion Date                 Converted                  Issued                Price per Share
          ----------------------       -------------------       -------------------       --------------------
          October 1, 1999                $   106,250                    10,000                     $10.63
          October 4, 1999                     78,501                     7,753                      10.13
          October 5, 1999                     15,685                     1,600              9.61 to 10.13
          October 7, 1999                     72,308                     7,231                      10.00
          October 15, 1999                    29,091                     2,984                       9.75
                                       -------------             -------------
          Total                          $   301,835                    29,568
                                       =============             =============

NOTE 18 - UNAUDITED QUARTERLY INFORMATION

     In the fourth quarter of 1998, the Company revised certain factors used in determining the amounts to be accreted related to issuances of its 10% and 5% Preferred Stock. These revisions and their impact on unaudited quarterly amounts previously reported in 1998 are presented below.

                                                                    Three Months Ended                 Nine months Ended
                                                                    September 30, 1998                 September 30, 1998
                                                              -----------------------------     -------------------------------
                                                                As Reported     As Revised         As Reported     As Revised
                                                                (Unaudited)    (Unaudited)         (Unaudited)     (Unaudited)
                                                              --------------- -------------     ---------------  --------------
Net loss                                                         (2,091,211)   (2,091,211)        (5,218,392)      (5,218,392)

Preferred stock dividends                                           100,635       100,635            243,619          243,619
Accretion of preferred stock to
 redemption value                                                 1,691,209       472,800   (a)    2,685,189        2,710,060  (a)
                                                              -------------   -----------       ------------     ------------

Net loss available to common
 stockholders                                                 $  (3,883,055)  $(2,664,646)      $ (8,147,200)    $ (8,172,071)
                                                              =============   ===========       ============     ============

Loss per share, basic and diluted                             $       (1.09)  $     (0.75)      $      (2.37)    $      (2.38)
                                                              =============   ===========       ============     ============

Weighted average shares outstanding                               3,566,951     3,566,951          3,436,922        3,436,922
                                                              =============   ===========       ============     ============

     (a) Increase in accretion of preferred stock to redemption value due to the revision of discounts applied to common stock and common stock warrants issued in connection with preferred stock private placements and the revision of the accretion period for the preferred stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We develop next generation Internet applications for unlocking the potential of local market e-commerce. We believe that two of the biggest opportunities in the local online marketplace are simplifying the ability to drive customers to local businesses' web sites and enabling customers to quickly find what they want. We are developing XML-based technologies that facilitate buyer-seller interaction and enable individuals and local businesses to easily manage their web-based communications.

     To date, we have generated revenues through the sale of design and consulting services for Web site development and network engineering services, resale of software licenses, mark-ups on computer hardware and software sold to customers, maintenance fees charged to customers to maintain computer hardware and Web sites, license fees based on a percentage of revenues from our products and services, training course fees, and monthly fees paid by customers for Internet access which we have provided We have incurred losses from operations since inception. At September 30, 1999, we had an accumulated deficit of $35,816,498. The reports of our independent public accountants for the years ended December 31, 1998 and 1997 contained a paragraph noting substantial doubt regarding our ability to continue as a going concern.

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

     We are organized into two business units. First, in the local commerce segment, we target small and medium sized enterprises with our AccelX(TM) product line supporting XML-based publishing and buyer-seller interaction. This business unit offers its services on a private-labeled, application services basis through high volume distribution partners. On June 30, 1999, we entered into our first such agreement for the local commerce market with CBS Switchboard, a leading online directory service. This agreement provides for monthly revenues from each local business web site created by Switchboard utilizing our technology.

     The Kelsey Group estimates that the number of U.S. based local businesses that are active advertisers and have a web presence will increase to 5.2 million in 2004. According to Forrester Research, local online sales are projected to grow from $680 million in 1998 to $6.1 billion in 2003 and local-only advertising dollars spent in support of these web site activities are projected to balloon from $135 million in 1998 to $1.7 billion in 2003.

     Our second business unit, electronic banking applications, targets credit unions, community banks, and savings and loan institutions with a full line of e-banking transaction processing and account management services. We are developing a tailored version of our merchant-based interaction services to provide financial institutions with services that will allow them to market their products and services as enhancements to other e-banking services. In addition to monthly recurring revenues from service and transaction fees, we receive a one-time set-up fee from each financial institution. We distribute our e-banking services on a private label basis through distribution partners, the most significant of which is the CU Cooperative Systems, Inc., a credit union cooperative made up of more than 650 credit unions with over 8 million members.

     International Data Corporation estimates that there were approximately 3.4 million users banking over the Internet in the United States at the end of 1998 and projects that that number will increase to over 37 million by 2003. Our primary market is financial institutions having less than $500 million in assets. It is estimated that in excess of 90% of the over 10,000 FDIC-insured financial institutions and all but a few of the over 11,000 credit unions, including both federally and state chartered credit unions, have less than $500 million in assets.

  Our strategy is to grow our local commerce and e-banking businesses by:

  . Delivering first mover, expert technical solutions capitalizing on our expertise in online communities and communication;
  . Securing additional distribution partnerships to rapidly expand the deployment of our technologies;
  . Creating and innovating, value-added services to enhance buyer-seller interaction; and
  .  Developing strategic alliances in order to more rapidly gain market share.

     During the first nine months of 1999, we acquired privately held Durand Communications, Inc. and NetIgnite, Inc. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

     On August 25, 1999, we issued a three-year convertible promissory note in the amount of $5,000,000 and a five-year warrant representing the right to acquire 136,519 shares of our common stock at an exercise price of $11.44 per share in consideration for which the investor loaned us $5,000,000. The note becomes convertible on December 23, 1999 at a conversion price equal to the lesser of $11.14 or the average of the five lowest closing bid prices for our common stock during the 15 trading days prior to the date of conversion, if we have not redeemed the note.

     Based on applicable current accounting standards, we recorded a non-operating/non-cash expense of $4,316,254 during the first and second quarters of 1999 in connection with the private placement of $5,000,000 principal amount of our Series C Preferred Stock. While these charges do not affect our operating losses or working capital, they do result in an increase in our net loss available to common stockholders. In addition, we recorded non-cash interest expense of $638,495 during the third quarter of 1999 in connection with the sale of our 10% convertible note payable and will be required to record additional non-cash interest expenses of $1,498,558 in the forth quarter of 1999 and $485,170 in 2000 and 2001 and $315,638 in 2002.

Results of Operations

     The following table sets forth for the periods indicated the percentage of net revenues by items contained in the Statements of Operations. All percentages are calculated as a percentage of total net revenues, with the exception of cost of revenues which are calculated based on the respective net revenue amounts.

                                                     Three Months Ended        Nine months Ended
                                                        September 30,            September 30,
                                                  ------------------------------------------------
                                                      1999        1998          1999       1998
                                                  ----------    ---------    ---------  ----------
Net revenues:
 Transaction fees                                      17.5%        41.4%        32.1%       12.7%
 Services                                              61.1%        16.5%        45.2%       13.1%
 Hardware and software                                    -         42.1%        10.4%       74.2%
 Other                                                 21.4%           -         12.3%          -
                                                  ---------     --------     --------   ---------
   Total net revenues                                 100.0%       100.0%       100.0%      100.0%
                                                  ---------     --------     --------   ---------
Cost of revenues:
 Cost of transaction fees                             235.4%        92.4%       172.3%      117.1%
 (as percentage of transaction fee revenues)
 Cost of services                                      63.2%        68.5%        65.9%       41.3%
 (as percentage of service revenues)
 Cost of hardware and software                            -         85.3%        80.1%       82.4%
 (as percentage of hardware and software revenues)
                                                  ---------     --------     --------   ---------
   Total cost of revenues                              93.2%        85.4%       101.5%       81.4%
                                                  ---------     --------     --------   ---------
Gross Margin                                            6.8%        14.6%       (1.5)%       18.6%
                                                  ---------     --------     --------   ---------
Operating expenses:
 Sales and marketing expenses                          57.4%       320.2%       107.0%      145.3%
 Product development expenses                         119.4%       232.9%       179.7%       67.8%
 General and administrative expenses                  178.1%       434.9%       363.0%      211.0%
 Customer acquisition costs                           134.5%           -         83.6%          -
 Depreciation and amortization expenses               219.8%        53.6%       147.9%       25.3%
                                                  ---------     --------     --------   ---------
       Total operating expenses                       709.2%      1041.6%       881.2%      449.4%
                                                  ---------     --------     --------   ---------
Loss from operations                                 (702.4)%    (1027.0)%     (882.7)%    (430.8)%
                                                  ---------     --------     --------   ---------
Net Loss                                             (800.2)%    (1006.1)%     (942.6)%    (422.2)%

Preferred stock dividends                              (4.5)%      (48.4)%       (9.2)%     (19.7)%
Accretion of preferred stock to redemption value          -       (227.5)%     (280.2)%    (219.3)%
Accretion of guaranteed return in excess of
redemption value                                          -            -       (102.8)%         -
                                                  ---------     --------     --------   ---------
Net loss available to common stockholders            (804.7)%    (1282.0)%    (1334.8)%    (661.2)%
                                                  =========     ========     ========   =========

Three and Nine months Ended September 30, 1999 and 1998.

     Components of net revenues and cost of revenues are as follows:

                                                       Three Months Ended                             Nine months Ended
                                                          September 30,                                 September 30,
                                            ---------------------------------------     --------------------------------------------
                                                   1999                  1998                    1999                     1998
                                            -----------------     -----------------     --------------------      ------------------
Net revenues:
 Transaction fees                               $ 112,800              $ 86,030               $  361,226              $  161,358
 Services                                         532,893                34,379                  648,173                 157,442
 Hardware and software                                  -                87,434                  117,509                 917,090
                                            -------------         -------------         ----------------          --------------
 Total net revenues                               645,693               207,843                1,126,908               1,235,890
                                            -------------         -------------         ----------------          --------------
Cost of revenues
  Cost of transaction fees                        265,513                79,475                  622,223                 183,629
  Cost of services                                336,566                23,558                  427,010                  66,843
  Cost of hardware and software                         -                74,541                   94,155                 755,476
                                            -------------         -------------         ----------------          --------------
  Total cost of revenues                          602,079               177,574                1,143,398               1,005,948
                                            -------------         -------------         ----------------          --------------
  Gross margin                                  $  43,614              $ 30,269               $  (16,489)             $  229,942
                                            =============         =============         ================          ==============

     Revenues from transaction fees include e-banking service bureau fees, online subscription fees, and Internet access and e-commerce royalties. Our net revenues from transaction fees were $112,800 and $361,226 for the three-and-nine-month periods ended September 30, 1999, respectively, which represent increases of 31.1% and 130.3%, for the three-and-nine-month periods, respectively, when compared with the similar 1998 periods. The increases are primarily due to increases in the number of subscribers using our financial services product; the implementation of our Re/Max Main Street product during the second quarter of 1998 and the steady growth of subscribers through the third quarter of 1999.

     Revenues from services include professional services for custom programming, network engineering fees, equipment installation and Internet connectivity fees. Our net revenues from services were $532,893 and $648,173 for the three-and-nine-month periods ended September 30, 1999, respectively, which represent increases of 1450.1% and 311.7% for the three-and-nine month periods, respectively, when compared to the similar 1998 periods. The increases in the 1999 periods were primarily due to professional services we provided to four new customers for customization and integration of our core local directory and financial services software applications. In addition, during July 1999, we sold two customer contracts to an unrelated third party, including related computer hardware, for approximately $270,000. We provided services and equipment under the terms of the original contracts enabling our customers to provide Internet access to their end users. We recorded $138,504 of service revenue for the three months ended September 30, 1999 related to providing services to the purchaser of these two contracts. We recognized revenue from these contracts totaling approximately $6,000 for the nine months ended September 30, 1999 (See Note 2 of Notes to Consolidated Financial Statements).

     Revenues from hardware and software include the resale of computer hardware and third party software to customers generally in connection with implementing our local directory/enterprise products and services. During the fourth quarter of 1998, we changed our pricing structure whereby we supply any required equipment and the products and services. Consequently the customer is not required to pay any significant fees upon the delivery of such items. As a result, we did not resell any hardware or software during the three months ended September 30, 1999 compared to $87,434 in revenues for the similar 1998 period. Our net revenues from the resale of hardware and software was $117,509 for the nine months ended September 30, 1999 compared to $917,090 for the similar 1998 period. During the 1999 nine-month period, we sold equipment to customers with whom we have existing contracts to provide equipment. We do not anticipate significant revenues from hardware and equipment sales in future periods.

     We had four customers representing 79% of revenues for the September 30, 1999 three-month period and three customers representing 71% of net revenues for the similar 1998 period, comprised of the following customers:

                                                                 Three Months Ended
                                                                    September 30,
                                                   --------------------------------------------
                          Customer                          1999                     1998
          ------------------------------------------------------------      -------------------
          Switchboard, Inc.                                    32%                          -
          High Speed Access Corporation                        21%                          -
          Rockwell Federal Credit Union                        19%                         24%
          Re/Max International, Inc.                            7%                         14%

     We had five customers representing 76% of revenues for the September 30, 1999 nine-month period and four customers representing 76% of revenues for the similar 1998 period, comprised of the following customers:

                                                                  Nine Months Ended
                                                                    September 30,
                                                   --------------------------------------------
                          Customer                          1999                     1998
          ------------------------------------------------------------      -------------------
          Rockwell Federal Credit Union                        25%                         12%
          Switchboard, Inc.                                    18%                          -
          High Speed Access Corporation                        12%                          -
          Re/Max International, Inc.                           11%                          -
          Intermedia Partners                                  10%                         13%

     As of September 30, 1999, we have revenue backlog totaling approximately $1,394,000 which we expect to recognize as revenue over the next nine months.

     During the first quarter of 1999, Intermedia Partners, a related party (See
Note 15 of Notes to Consolidated Financial Statements) announced that it intended to sell several of its cable systems in its Tennessee market and elsewhere to TCI and Charter Communications, Inc. We currently provide services to Intermedia in three Tennessee markets and have generated revenues from the sale of computer hardware, network engineering services, and royalties from Internet access revenue to their customers. Intermedia accounted for approximately 1% and 10% of our revenue for the three and nine months ended September 30, 1999, respectively.

     Cost of revenues as a percentage of net revenues was 93.2% for the three months ended September 30, 1999 compared to 85.4% for the similar 1998 period. Cost of revenues as a percentage of net revenues was 101.5% for the nine months ended September 30, 1999 compared to 81.4% for the similar 1998 period.

     Transaction fee revenues - Cost of transaction fee revenues consist of customer revenue sharing costs, expenses associated with operating our network operating center, including Internet connection charges and depreciation expense, employee costs associated with assisting our customers in delivering our services to end users, third party content software license fees, and third party transaction fees. Cost of transaction fee revenues were $265,513 and $622,233 for the three and nine months ended September 30, 1999, respectively, or 235.4% and 172.3% of net transaction fee revenues, as compared to $79,475 and $183,629, or 92.4% and 113.8% of net transaction fee revenues in the similar 1998 periods. The absolute dollar increases in the 1999 periods were primarily attributable to operating our network operating center, which we began operating during the second quarter of 1999, as well as costs associated with delivering Internet access and content to the customers of our cable operator distribution partners. We constructed the network operating center to accommodate our current customer base, our contract backlog and our projected future growth. Consequently, during the 1999 periods, the cost to operate the network operating center out paced our current revenues resulting in a negative gross margin. While we expect the operating costs of the network operating center to increase in future periods, we also expect our revenue base to grow sufficiently to reflect a positive gross margin in future periods.

     Service revenues - Cost of service revenues consist of compensation costs and consulting fees associated with performing custom programming, installation and integration services for our customers. Cost of service revenues were $336,566 and $427,010 for the three and nine months ended September 30, 1999, respectively, or 63.2% and 65.9% of net service revenues, as compared to $23,558 and $66,843, or 68.5% and 42.5% of net service revenues in the similar 1998 periods. The increases in costs during the 1999 periods were due to providing professional services for four new customers at lower margins as the contracts specify future revenue sharing arrangements and/or subscriber based fees or were entered into to establish strategic alliances.

     Hardware and software revenues - Cost of hardware and software revenues consist of computer and third party software purchased for resale to cable operators. Cost of hardware and software revenue was 80.1% of net revenues for the 1999 nine-month period compared to 82.4% of net revenues for the similar 1998 period. Cost of hardware and software revenues as a percentage of net revenues decreased slightly during the 1999 period because we sold equipment to existing customers at somewhat lower margins during the 1998 period. Due to the change in our business model whereby we offer services to our customers, equipment sales are not expected to be significant in future periods.

     Sales and marketing expenses consist primarily of salaries, advertising, trade show expenses, and costs of marketing materials. Sales and marketing expenses were $370,660 for the three months ended September 30, 1999, or 57.4% of net revenues as compared to $665,616, or 320.2% of net revenues for the similar 1998 period. For the nine months ended September 30, 1999, sales and marketing expenses were $1,205,313, or 107.0% of net revenues as compared to $1,796,134, or 145.3% of net revenues for the similar 1998 period. The decreases in absolute dollars in the 1999 periods were primarily attributable to
(i) a net decrease of six employees; (ii) the phase out of our international marketing efforts; and (iii) a decrease in advertising dollars as a result of our focus on distribution partners (rather than on consumers). These decreases were partially off-set by an increase in the 1999 periods for trade show expenses, and new product support materials for our local directory/enterprise products. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods but decrease as a percentage of net revenues as our revenues increase from current levels as we continue to market our products and services.

     Product development expenses consist primarily of employee compensation and programming fees relating to the development and enhancement of the features and functionality of our online local directory/enterprise software. Product development expenses were $771,345 for the three months ended September 30, 1999, or 119.7% of net revenues as compared to $484,017, or 232.9% of net revenues for the similar 1998 period. For the nine months ended September 30, 1999, product development expenses were $2,025,443, or 179.7% of net revenues as compared to $837,587, or 67.8% of net revenues for the similar 1998 period. During 1999, all product development costs have been expensed as incurred. We capitalized $85,484 and $281,775 of development costs during the 1998 three and nine-month periods, respectively. The increases in absolute dollars in the 1999 periods were due primarily to (i) the an increase in technology personnel from 12 to 31 and an increase in contract labor to support the continued development of our local directory/enterprise products, including deployment of our core publishing software and integration of the XML technologies into our software; and (ii) an increase in third party software maintenance and support costs. We believe that significant investments in product development are critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase in future periods.

     General and administrative expenses consist primarily of compensation, consulting expenses, fees for professional services, and the non-cash expense of stock and warrants issued for services. General and administrative expenses were $1,149,771 for the three months ended September 30, 1999, or 178.1% of net revenues as compared to $903,710, or 434.9% of net revenues for the similar 1998 period. For the nine months ended September 30, 1999, general and administrative expenses were $4,091,104, or 363.0% of net revenues as compared to $2,607,544, or 211.0% of net revenues for the similar 1998 period. The increases in absolute dollars in the 1999 periods were primarily attributable to
(i) operating the DCI office in California; (ii) an increase in non-cash expenses recorded for the issuance of stock and warrants for services; (iii) an increase in legal fees related to security filings and general corporate matters; and (iv) an increase in investor relation expenses. These increases were partially offset by a decrease in the 1999 periods in fees we paid to consultants. We expect general and administrative expenses to increase on an absolute dollar basis in future periods but decrease as a percentage of net revenues as our revenues increase from current levels.

     Customer acquisition costs consist of the value of warrants to purchase our common stock we issued to customers in connection with customer contracts for our products and services. We expense the value of warrants on the date of issuance unless the related contract specifies minimum guaranteed revenues. Customer acquisition costs were $868,316 and $941,684 for the three-and-nine-months ended September 30, 1999, respectively, or 134.5% and 83.6% of net revenues, respectively. During the 1999 three-month period, we issued a warrant to a customer to purchase 150,000 shares of our common stock and recorded $868,316 of expense on the date of issuance. During the 1999 nine-month period, we issued warrants to three customers to purchase an aggregate of 161,667 shares of our common stock and recorded $941,864 of expenses.

     Depreciation and amortization was $1,419,394 for the three months ended September 30, 1999, compared to $111,478 for the similar 1998 period. Depreciation and amortization was $1,666,792 for the nine months ended September 30, 1999, compared to $312,825 for the similar 1998 period. We recorded more depreciation expense in the 1999 periods as a result of an increase in fixed assets primarily from construction of our network operating center and the purchase of third party application server platform software for delivering XML-based components with our software. We also began amortizing the intangible assets and goodwill we acquired in the DCI and NetIgnite acquisitions and recorded $1,274,471 and $1,298,396 of amortization expense in the 1999 three-and-nine-month periods, respectively. As a result of these acquisitions, we expect to record approximately $1,270,000 of amortization expense during the remainder of 1999 and approximately $5,100,000 of such expenses in 2000 and 2001 and approximately $2,500,000 of such expenses in 2002.

     Interest expense was $713,493 for the three months ended September 30, 1999, compared to $2,107 for the similar 1998 period. Interest expense was $721,324 for the nine months ended September 30, 1999, compared to $5,361 for the similar 1998 period. During the 1999 three-month period, we recorded $687,878 of interest expense related to the 10% convertible note payable we issued in August 1999, including (i) $49,383 of accrued interest payable and
(ii) non-cash charges of $625,511 related to amortization of the beneficial conversion feature the discount; and (iii) $12,984 related to the amortization of financing fees. We will record non-cash interest expense related to the beneficial conversion feature and the discount totaling $1,466,626 in the fourth quarter of 1999, $357,422 in 2000 and 2001, and $232,826 in 2002.

     Loss from investment in subsidiary is our share of the net losses from NetIgnite. NetIgnite was engaged primarily in product development activities.

     Interest income was $82,583 for the three months ended September 30, 1999, compared to $45,449 for the similar 1998 period. Interest income was $173,331 for the nine months ended September 30, 1999, compared to $111,117 for the similar 1998 period. During the 1999 period, we recorded $22,050 of interest income from our note receivable from DCI.

     Net losses allocable to common stockholders were $5,195,955 for the three-month period ended September 30, 1999 compared to $2,664,646 for the similar 1998 period. We recorded non-cash expenses for the following items:

                                                                             Three Months Ended September 30,
                                                                      ----------------------------------------
                                                                              1999                   1998
                                                                      -------------------       --------------
          Amortization of intangible assets and goodwill                  $  1,274,471             $         -
          Customer acquisition costs                                           868,316                       -
          Amortization of beneficial conversion, discount
             and placement fees to interest expense related to
             the 10% convertible note payable                                  638,495                       -
          Stock and warrants issued for services                                98,453                   7,361
          Preferred stock dividends                                             29,173                 100,635
          Accretion of preferred stock                                               -                 472,800
                                                                          ------------             -----------
          Total                                                           $  2,908,908             $   580,796
                                                                          ============             ===========

     Net losses allocable to common stockholders were $15,042,369 for the nine-month period ended September 30, 1999 compared to $8,172,071 for the similar 1998 period. We recorded non-cash expenses for the following items:

                                                                              Nine Months Ended September 30,
                                                                      ---------------------------------------------
                                                                              1999                      1998
                                                                      -------------------       -------------------
          Amortization of intangible assets and goodwill                  $  1,298,396               $          -
          Customer acquisition costs                                           941,684                          -
          Amortization of beneficial conversion, discount
              and placement fees to interest expense related to
              the 10% convertible note payable                                 638,495                          -
          Stock and warrants issued for services                               358,228                     33,541
          Preferred stock dividends                                            104,214                    243,619
          Accretion of preferred stock                                       4,316,254                  2,710,060
                                                                      ----------------          -----------------
          Total                                                           $  7,657,271               $  2,987,220
                                                                      ================          =================

     The increase in losses reflect expenses in sales and marketing, product development, and general and administrative areas that have increased at a faster rate than revenues. This is due to the time lag associated with product development and market introduction as well as the long sales cycle for most of our products and services. We expect to continue to experience increased operating expenses and investments during 1999, as we continue to develop new product offerings and the infrastructure required to support our anticipated growth. We expect to report operating and net losses for 1999 and for one or more years thereafter.

Liquidity and Capital Resources

     As of September 30, 1999, we had cash and cash equivalents of $6,445,206 and working capital of $4,479,594. We have financed our operations and capital expenditures and other investing activities during 1999 primarily through the sale of securities (See Notes 8, 10, 11 and 13 of Notes to Consolidated Financial Statements for information regarding these sales of securities):

     We used $5,943,598 in cash to fund our operations for the nine months ended September 30, 1999, compared to $4,215,451 for the similar 1998 period. The increase in net cash used resulted primarily from the following: (i) an increase in costs paid for the continued development of our XML-based technologies and e-banking core applications; (ii) higher compensation costs paid to employees;
(iii) payment of costs to operate the DCI California office; and (iv) payment of 1998 accounts payable and accrued liabilities in the first quarter of 1999.

     We used an additional $2,230,905 in cash for capital expenditures and other investing activities during the nine months ended September 30, 1999, compared to $1,827,623 during the similar 1998 period. The increase between periods is primarily a result of property and equipment we purchased in connection with establishing our network operating center and our continuing development of the e-banking system for CU Cooperative as well as our cash investment in NetIgnite (See Note 4 of Notes to Consolidated Financial Statements). We anticipate that we will continue to make significant capital expenditures and investments to support the development of our technologies.

     We received $13,921,370 net cash from financing activities for the nine months ended September 30, 1999, compared to $3,068,186 for the similar 1998 period. During the 1999 nine-month period, we received cash from the following financing transactions:

     . During August 1999, we issued a 10% convertible note payable and received $4,616,816 in net proceeds;
     . During January and June 1999, we sold 3,000 and 2,000 shares, respectively, of Series C Preferred Stock with a stated value of $1,000 per share, which resulted in total net proceeds of $4,615,500;
     . During May, 1999, we received net proceeds of $3,056,871 from the exercise of our warrants issued in connection with our public offering in 1996; and
     . During the 1999 nine-month period we received $1,700,945 in cash from the issuance of our common stock as a result of the exercise of common stock options and warrants.

     We believe that our cash and cash equivalents and working capital at September 30, 1999 will be adequate to sustain our operations through at least February 2000. In order to continue to finance our operations, we are pursuing several funding possibilities. These funding activities are intended to raise the approximately $8 million of net proceeds we estimate will be required to sustain operations for the next twelve months. There can be no assurance that we will be successful in obtaining any additional equity or debt capital or that if such capital is available, that it will be available on acceptable terms. If we are unable to obtain the capital required to sustain our operations, we will be required to reduce or terminate certain of our operations which could have a material adverse affect on our operating results and financial condition. In its reports accompanying the audited financial statements for the years ended December 31, 1998 and 1997, our auditors, Arthur Andersen LLP, expressed substantial doubt about our ability to continue as a going concern.

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

     We have reviewed our internal software and hardware systems and believe they will function properly with respect to dates in the year 2000 and thereafter. We expect to incur no significant costs in the future for Year 2000 problems. We have contacted our significant suppliers to determine the extent to which our systems are vulnerable to those third parties' failure to make their own systems Year 2000 compliant and believe our significant suppliers are Year 2000 compliant and that should any of them prove not to be Year 2000 compliant, we could find a replacement vendor or supplier which is Year 2000 compliant without significant delay or expense. While our review has not identified any Year 2000 problems that will have a material effect on our business, due to the general uncertainty inherent in the Year 2000 problem, resulting from the uncertainty of the Year 2000 readiness of third-party suppliers and vendors and of our customers, we are unable to determine at this time that the consequences of Year 2000 failures will not have a material impact on our results of operations, liquidity or financial condition.

     Of our product offerings, the one that may be most impacted by Year 2000 problems or peoples' concern about potential Year 2000 problems, is our Financial Services product offering. We have entered into an agreement with CU Cooperative Systems, Inc., a national cooperative association representing over 650 credit unions. Our Financial Services products are Year 2000 compliant. However, concerns about Year 2000 problems has caused individual cooperatives or their members to be reluctant to offer or to engage in e-banking transactions prior to the end of 1999. While we have not anticipated any significant income from the use of this system prior to 2000, this delay in the implementation of the system by the Cooperative's members has resulted in a decrease in anticipated revenues for the product offering in 2000, particularly during the first nine months of the year.

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

     Our limited operating history could affect our business. We were founded in March 1994, commenced sales in February 1995, and were in the development stage through December 31, 1995. Accordingly, we have a limited operating history upon which you may evaluate us. Our business is subject to the risks, expenses and difficulties frequently encountered by companies with a limited operating history including:

     .  Limited ability to respond to competitive developments;
     . Exaggerated effect of unfavorable changes in general economic and market conditions;

     . Ability to attract qualified personnel; and . Ability to develop and introduce new product and service offerings.

There is no assurance we will be successful in addressing these risks. If we are unable to successfully address these risks our business could be significantly affected.

     We have accumulated losses since inception and we anticipate that we will continue to accumulate losses for the foreseeable future. We have incurred net losses since inception totaling $35,816,498 through September 30, 1999. In addition, we expect to incur additional substantial operating and net losses for the balance of 1999 and for one or more years thereafter. We expect to incur these additional losses because:

     . We currently intend to increase our capital expenditures and operating expenses to expand the functionality and performance of our products and services; and
     . We recorded goodwill and other intangible assets in connection with the DCI and NetIgnite acquisitions which we will amortize over their estimated useful lives of approximately three years. We have allocated approximately $15 million to intangible assets and goodwill in connection with these acquisitions.

     Net losses since inception include approximately $14.6 million of non-cash expenses related to the issuance of preferred stock and warrants in financing transactions, stock and stock options issued for services, warrants issued to four customers and interest expense on the 10% convertible note payable. The current competitive business environment may result in our issuance of similar securities in future financing transactions or to other companies as an inducement for them to enter into a business relationship with us. While these transactions represent non-cash charges, to the extent that we enter into similar transaction in the future, they will increase our expenses and may increase our net loss.

     If we are unable to raise additional working capital funds, we may not be able to sustain our operations. We believe that our present cash and cash equivalents, working capital and commitments for additional equity investments will be adequate to sustain our current level of operations only through February 2000. If we cannot raise additional funds when needed, we may be required to curtail or scale back our operations. These actions could have a material adverse effect on our business, financial condition, or results of operations. We estimate that we will need to raise through equity, debt or other external financing approximately $8 million to sustain operations throughout 2000. There is no assurance that we will be able to raise additional funds in amounts required or upon acceptable terms. In addition, we may discover that we have underestimated our working capital needs, and we may need to obtain additional funds to sustain our operations. In its report accompanying the audited financial statements for the years ended December 31, 1998 and 1997, our auditor, Arthur Andersen LLP, expressed substantial doubt about our ability to continue as a going concern. See "Item 2 - Management's Discussion of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     We may never become or remain profitable. Our ability to become profitable depends on the ability of our products and services to generate revenues. The success of our revenue model will depend upon many factors including:

     . The success of our distribution partners in marketing their products and services; and
     . The extent to which consumers and businesses use our products and conduct e-commerce transactions and advertising utilizing our products.

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

     Our business depends on the growth of the Internet. Our business plan assumes that the Internet will develop into a significant source of communication and communication interactivity. However, the Internet market is new and rapidly evolving and there is no assurance that the Internet will develop in this manner. If the Internet does not develop in this manner, our business, operating results and financial condition would be materially adversely effected. Numerous factors could prevent or inhibit the development of the Internet in this manner, including:

     . The failure of the Internet's infrastructure to support Internet usage or electronic commerce;
     . The failure of businesses developing and promoting Internet commerce to adequately secure the confidential information, such as credit card numbers, needed to carry out Internet commerce; and
     .  Regulation of Internet activity.

     Use of many of our products and services will be dependent on distribution partners. Because we have elected to partner with other companies for the distribution of many of our products and services, many users of our products and services are expected to subscribe through our distribution partners. As a result, our distribution partners, and not us, will substantially control the customer relationship with these users. If the business of the companies with whom we partner is adversely affected in any manner our business, operating results and financial condition could be materially adversely effected.

     We may be unable to develop desirable products. Our products are subject to rapid obsolescence and our future success will depend upon our ability to develop new products and services that meet changing customer and marketplace requirements. There is no assurance that we will be able to successfully:

     . Identify new product and service opportunities; or . Develop and introduce new products and services to market in a timely manner.

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

     Our products and services may not be successful. Even if we are able to successfully identify, develop, and introduce new products and services there is no assurance that a market for these products and services will materialize to the size and extent that we anticipate. If a market does not materialize as we anticipate, our business, operating results, and financial condition could be materially adversely affected. The following factors could affect the success of our products and services:

     . The failure of our business plan to accurately predict the rate at which the market for Internet products and services will grow;
     . The failure of our business plan to accurately predict the types of products and services the future Internet marketplace will demand;
     .  Our limited experience in marketing our products and services;
     . The failure of our business plan to accurately predict our future participation in the Internet marketplace;
     . The failure of our business plan to accurately predict the estimated sales cycle, price, and acceptance of our products and services;
     . The development by others of products and services that renders our products and services noncompetitive or obsolete; or
     . Our failure to keep pace with the rapidly changing technology, evolving industry standards, and frequent new product and service introductions that characterize the Internet marketplace.

     The intense competition that is prevalent in the Internet market could have a material adverse effect on our business. Our current and prospective competitors include many companies whose financial, technical, marketing and other resources are substantially greater than ours. There is no assurance that we will have the financial resources, technical expertise, or marketing, sales and support capabilities to compete successfully. The presence of these competitors in the Internet marketplace could have a material adverse effect on our business, operating results, or financial condition by causing us to:

     . Reduce the average selling price of our products and services; or . Increase our spending on marketing, sales, and product development.

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

     A limited number of our customers generate a significant portion of our revenues. We had four customers representing 79% of revenues for the September 30, 1999 three-month period and three customers representing 71% of net revenues for the similar 1998 period. We had five customers representing 76% of revenues for the September 30, 1999 nine-month period and four customers representing 76% of revenues for the similar 1998 period. There is no assurance that we will be able to attract or retain major customers. The loss of, or reduction in demand for products or related services from major customers could have a material adverse effect on our business, operating results, cashflow, and financial condition. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

     The sales cycle for our products and services is lengthy and unpredictable. While our sales cycle varies from customer to customer, it typically has ranged from one to nine months. Our pursuit of sales leads typically involves an analysis of our prospective customer's needs, preparation of a written proposal, one or more presentations and contract negotiations. We often provide significant education to prospective customers regarding the use and benefits of our Internet technologies and products. Our sales cycle may also be affected by a prospective customer's budgetary constraints and internal acceptance reviews, over which we have little or no control.

     We may be unable to adjust our spending to account for potential fluctuations in our quarterly results. As a result of our limited operating history and the recent increased focus on our local directory/enterprise products and services, we do not have historical financial data for a sufficient number of periods on which to base planned operating expenses. Therefore, our expense levels are based in part on our expectations as to future sales and to a large extent are fixed. We typically operate with little backlog and the sales cycles for our products and services may vary significantly. As a result, our quarterly sales and operating results generally depend on the volume and timing of and the ability to close customer contracts within the quarter, which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected sales shortfalls. If we were unable to so adjust, any significant shortfall of demand for our products and services in relation to our expectations would have an immediate adverse effect on our business, operating results and financial condition. Further, we currently intend to increase our capital expenditures and operating expenses to fund product development and increase sales and marketing efforts. To the extent that such expenses precede or are not subsequently followed by increased sales, our business, operating results and financial condition will be materially adversely affected.

     We may be unable to retain our key executives and research and development personnel. We are highly dependent on the technical and management skills of our key employees, including in particular R. Steven Adams, our founder and Chief Executive Officer and Perry Evans, our President and the founder of NetIgnite, Inc.. The loss of either Mr. Adams' or Mr. Evans' services could have a material adverse effect on our business and operating results. We do not maintain key person insurance for either Mr. Adams or Mr. Evans or any other member of management.

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

     Computer viruses and similar disruptive problems could have a material adverse effect on our business. Our software and equipment may be vulnerable to computer viruses or similar disruptive problems caused by our customers or other Internet users. Our business, financial condition or operating results could be materially adversely effected by:

     . Losses caused by the presence of a computer virus that causes us or third parties with whom we do business to interrupt, delay or cease service to our customers;
     . Losses caused by the misappropriation of secured or confidential information by a third party who, in spite of our security measures, obtains illegal access to this information;
     . Costs associated with efforts to protect against and remedy security breaches; or
     . Lost potential revenue caused by the refusal of consumers to use our products and services due to concerns about the security of transactions and commerce that they conduct on the Internet.

     Future government regulation could materially adversely effect our business. There are currently few laws or regulations directly applicable to access to, communications on, or commerce on the Internet. Therefore, we are not currently subject to direct regulation of our business operations by any government agency, other than regulations applicable to businesses generally. Due to the increasing popularity and use of the Internet, however, federal, state, local, and foreign governmental organizations are currently considering a number of legislative and regulatory proposals related to the Internet. The adoption of any of these laws or regulations may decrease the growth in the use of the Internet, which could, in turn:

     .  Decrease the demand for our products and services;
     . Increase our cost of doing business; or . Otherwise have a material adverse effect on our business, results of operations and financial condition.

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

     The price of our common stock has been highly volatile due to factors that will continue to effect the price of our stock. Our common stock traded as high as $19.38 per share and as low as $8.00 between January 1, 1999 and October 26, 1999. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

     . Price and volume fluctuations in the stock market at large that do not relate to our operating performance;
     .  Fluctuations in our quarterly operating results;
     .  Announcements of product releases by us or our competitors;
     . Announcements of acquisitions and/or partnerships by us or our competitors; and
     . Increases in outstanding shares of common stock upon exercise or conversion of derivative securities (See "We have issued numerous options, warrants and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders.").

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

     As of October 26, 1999, we have issued warrants and options to acquire 2,929,984 shares of our common stock, exercisable at prices ranging from $10.50 to $18.25 per share, with a weighted average exercise price of approximately $10.08 per share.

     In addition to these warrants and options, we have reserved an indeterminate number of shares of common stock for issuance upon conversion of outstanding shares of our 10% Preferred Stock and convertible notes.

     Based on the market value for the common stock as of October 26, 1999, the then outstanding shares of 10% Preferred Stock were convertible into approximately 125,970 shares of common stock. The number of shares of common stock issuable upon conversion of the 10% Preferred Stock could increase significantly if the market value for our common stock decreases in the future. See "The common stock issuable upon conversion of our convertible notes may significantly increase the supply of our common stock in the public market, which may cause our stock price to decline" below for information regarding the convertible notes. Further, there could be issuances of additional similar securities in connection with our need to raise additional working capital.

     Future sales of our common stock in the public market could adversely affect the price of our common stock. Sales of substantial amounts of common stock in the public market that is not currently freely tradable, or even the potential for such sales, could have an adverse affect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of October 26, 1999, these shares consist of:

     . Approximately 770,000 shares owned by our officers and directors of our outstanding common stock ("Affiliate Shares");

     . Approximately 1,582,000 shares issued to former shareholders and warrant and option holders of Durand Communications, Inc. and for services rendered offered pursuant to a registration statement to be declared effective by the SEC on September 27, 1999; and

     . An indeterminate number of shares issuable upon conversion of the 10% convertible note payable

     Unless the Affiliate Shares are further registered under the securities laws, they may not be resold except in compliance with Rule 144 promulgated by the SEC, or some other exemption from registration. Rule 144 does not prohibit the sale of these shares but does place conditions on their resale which must be complied with before they can be resold.

     The common stock issuable upon conversion of our convertible notes may significantly increase the supply of our common stock in the public market, which may cause our stock price to decline. On August 25, 1999, we issued $5,000,000 aggregate principal amount of convertible notes and a warrant to purchase 136,519 shares of common stock.

     The convertible notes will become convertible on December 23, 1999, if not redeemed earlier, into a number of shares of common stock as is determined by dividing the principal amount of the convertible notes by the lesser of:

     . A fixed conversion price which is initially $11.44 per share, but will be increased under the terms of the convertible notes; and . The floating market price of our common stock at the time of conversion.

     The number of shares of common stock that may ultimately be issued upon conversion is presently indeterminable and could fluctuate significantly. Purchasers of common stock could therefore experience substantial dilution upon conversion of the convertible notes. To illustrate the potential dilution that may occur upon conversion of the convertible notes, the following table sets forth the number of shares of common stock that would be issued upon conversion of the convertible notes if the conversion price is $11.44, which is the initial conversion price, and also if the conversion price is $9.00 and $7.00 per share.

                                                           Shares Issuable
                     Conversion Price                      Upon Conversion                 Percentage
          --------------------------------------       ------------------------       -------------------
          $11.44 (the initial conversion price)                    441,134                    5.8%
          $9.00                                                    580,731                    7.6%
          $7.00                                                    720,939                    9.4%

The variable conversion price formula could affect the common stock as follows:

     . If our common stock trades at a price less than the fixed conversion price, which is initially $11.44 per share, then the convertible notes will be convertible into shares of our common stock at variable rates based on future trading prices of the common stock and events that may occur in the future. The number of shares of common stock issuable upon conversion of the convertible notes will be inversely proportional to the market price of the common stock at the time of conversion;

     . To the extent that the holders of the convertible notes convert a portion of the notes and then sell their common stock, the common stock price may decrease due to the additional shares in the market, allowing holders to convert the convertible notes into greater amounts of common stock, further depressing the stock price;
     . The interest payable on the convertible notes may be paid in cash, additional convertible notes or common stock at our option. In this regard, the lower the common stock price, the more shares of common stock the holders of the convertible notes will receive in payment of interest; and
     . The significant downward pressure on the price of the common stock as the selling stockholders convert and sell material amounts of common stock could encourage short sales by the holders or others, placing further downward pressure on the price of our common stock.

     The warrants are also subject to anti-dilution protection, which may result in the issuance of more shares than originally anticipated if we issue securities at less than market value or the applicable exercise price. These factors may result in substantial future dilution to the holders of our common stock.

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

     Our issuance of our 10% convertible note payable will require us to record a non-cash expense which will, in turn, increase our net loss available to
common shareholders'.   Based on current accounting standards, we recorded a
non-cash expense of $638,495 as additional interest expense for the quarter ended September 30, 1999 as a result of the issuance of our 10% convertible note payable. We will record $1,498,558 in the forth quarter of 1999, $458,170 in 2000 and 2001, and $315,638 in 2002 related to this transaction.

     We do not anticipate paying dividends on our common stock for the foreseeable future. We have never paid dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future. Any decision by us to pay dividends on our common stock will depend upon our profitability at the time, cash available therefore, and other factors. We anticipate that we will devote profits, if any, to our future operations.

                                    PART II

                               OTHER INFORMATION

Items 1, 3 and 5.  Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

     On August 25, 1999, we sold a 10% Convertible Promissory Note in the principal amount of $5,000,000 to an investor. In connection with this investment, the investor was granted a warrant to purchase 136,519 shares of our common stock at an exercise price of $11.44 per share. PaineWebber served as the placement agent for the offering and received a $300,000 commission.
See Note 8 of the Notes to Consolidated Financial Statements for a description of the terms of the securities. The securities were not registered under the Securities Act of 1933, as amended, based upon the exemption provided in Section 4(2) of such act and Regulation D promulgated thereunder. The securities were "restricted" securities as defined in Rule 144 promulgated by the Securities and Exchange Commission and were acquired for investment purposes. The certificates representing such securities contained restrictive legends. The securities are subject to demand registration rights.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company's 1999 Annual Meeting of Shareholders was concluded on August 30, 1999. At the meeting the following six persons were elected to serve as directors of the Company:

                        Name                         Vote FOR               Vote Withheld
          -------------------------------------------------------------------------------------
          R. Steven Adams                            7,159,842                  51,293
          William R. Cullen                          7,159,842                  51,293
          Robert J. Lewis                            7,159,842                  51,293
          Perry Evans                                7,159,842                  51,293
          Richard C. Jennewine                       7,159,842                  51,293

     Shareholders also approved the following items: (i) an amendment to the Company's Articles of Incorporation to change the name of the Company from Online System Services, Inc. to Webb Interactive Services, Inc.--7,085,841 shares voting FOR such amendment, 107,239 shares voting against and 18,055 shares abstaining; (ii) an increase from 2,800,000 shares to 3,500,000 shares in the number of shares of common stock reserved for issuance pursuant to the Company's Stock Option Plan of 1995--3,044,603 shares voting FOR approval, 354,836 shares voting against and 43,831 shares abstaining (a total of 3,767,865 shares represented at the meeting were not voted with respect to this item); and
(iii) the approval of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999--7,152,071 shares voting FOR, 30,538 voting against and 28,526 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Listing of Exhibits:

      3.1  Articles of Incorporation, as amended, of Webb (5)
      3.2  Bylaws of Webb (1)
      4.1  Specimen form of Webb' Common Stock certificate (8)
      4.2  Stock Option Plan of 1995 (1)
      4.3  Form of Incentive Stock Option Agreement for Stock Option Plan of 1995 (1)
      4.4  Form of Nonstatutory Stock Option Agreement for Stock Option Plan of 1995 (1)
      4.5  Form of Warrant issued in 1996 to private investors (1)
      4.6  Form of Warrant Agreement issued in 1997 and 1998 to private investors (3)
      4.7  Form of Warrant Agreement issued in connection with issuance of 5% A Preferred Stock (4)
     10.1  Office Lease for Webb' principal offices (2)

     10.2  Form of Change of Control Agreement between Webb and certain employees (6)
     10.3  Operating and Member Control Agreement dated March 10, 1999, among NetIgnite2, LLC, Webb and NetIgnite, Inc., Buy-Sell Agreement dated March 10, 1999, among NetIgnite2, LLC, Webb and NetIgnite, Inc. and Employment Agreement dated March 10, 1999, among Webb, NetIgnite2,
           LLC and Perry Evans (6)
     10.3a Agreement and Plan of Merger between Webb Interactive Services, Inc. and NetIgnite, Inc. dated
           June 1, 1999 (11)
     10.4  Electronic Banking Service Contract dated May 28, 1997 between Webb and Rockwell Federal
           Credit Union (6)
     10.5  Online Banking Service Agreement dated February 10, 1999 between Webb and CU Cooperative
           Systems, Inc. (6)
     10.6  Internet/Business Site Development & Host Agreement dated November 12, 1997 between Webb and ReMax International, Inc. (6)
     10.7  Equipment Sale and Software License Agreement dated August 4, 1997, as amended May 26,
           1998, between Webb and Intermedia Partners Southeast (6)
     10.8  Agreement and Plan of Merger between Webb., DCI Acquisition Corp. and Durand
           Communications, Inc. (7)
     10.9  Securities Purchase Agreement dated August 25, 1999 between Webb and Castle Creek
           Technology Partners LLC, including the Promissory Note dated August 25, 1999 the Form of
           Warrant and Registration Rights Agreement. (9)
     10.10 Form of Warrants, Form of Promissory Note issued in the aggregate principal amount of
           $558,161, Form of Promissory Note issued to two investors in the aggregate principal amount of
           $315,000, and Form of Warrant issued to finders in connection with the acquisition of Durand
           Communications, Inc. (8)
     10.11 Development, Access and License Agreement, as amended, effective June 30, 1999 between
           Webb and Switchboard, Inc. (10)
     10.12 Engineering Services Agreement effective June 30, 1999 between Webb and Switchboard, Inc.
           (10)
     10.13 Development, Access and License Agreement effective August 11, 1999 between Webb and
           NetShepherd, Inc. (10)
     27    Financial Data Schedule*

-----------------------------
*    Filed herewith.

(1) Filed with the initial Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(2) Filed with Amendment No. 1 to the Registration Statement on Form SB-2, filed May 3,1996, Commission File No. 333-3282-D.
(3) Filed with the Form 10-KSB Annual Report for the year ended December 31, 1997, Commission File No. 0-28462.
(4) Filed with the Registration Statement on Form S-3, filed July 7, 1998, Commission File No. 333-86465.
(5) Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
(6) Filed with the Form 10-KSB Annual Report for the year ended December 31, 1998, Commission File No. 0-28462.
(7) Filed with the Form 8-K Current Report dated June 30, 1999 Commission File No. 0-28462.
(8) Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.
(9) Filed with the current report on Form 8-K, filed September 2, 1999, Commission File No. 000-28462.
(10) Filed with the Registration Statement on Form S-3, filed September 2, 1999, Commission File No. 333-86465.
(11) Filed with the Form 10-QSB Quarterly Report for the period ended June 30,1999, Commission file No. 0-28462.

(b) Reports on Form 8-K. The Company filed reports on Form 8-K during the quarter ended September 30, 1999 as follows: (i).filed under Item 2 of From 8-K on July 15,999 and amended on September 13,1999; (ii) filed under
     Item 5 of from 8-k on September 2, 1999.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   WEBB INTERACTIVE SERVICES, INC.



Date:  November 12, 1999           By  /s/ William R. Cullen
                                       --------------------------------
                                       Chief Financial Officer



                                       /s/ Stuart J. Lucko
                                       --------------------------------
                                       Controller