Form 10KSB
period 1999-12-31
WEBB INTERACTIVE SERVICES INC
filed 2000-03-27
CIK 1011901

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                                 ANNUAL REPORT
                       PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended          Commission file number
        December 31, 1999                    0-28462

                        WEBB INTERACTIVE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

          Colorado                              84-1293864
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)           Identification No.)

   1800 Glenarm Place, Suite 700, Denver, CO      80202
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

   Registrant's revenues for fiscal year ended December 31, 1999: $1,944,283

   Aggregate market value of voting stock held by non-affiliates of registrant as of March 17, 2000: Approximately $356,122,556.

   Number of shares outstanding as of March 17, 2000: 8,995,371 shares of common stock, no par value.

   Documents incorporated by reference: Definitive Proxy Statement for 2000 Annual Meeting of Shareholders for Part III.

                                     PART I
Item 1.  DESCRIPTION OF BUSINESS.

General

     Webb Interactive Services, Inc. ("Webb") provides innovative advanced online commerce and communication solutions for small businesses, with a particular emphasis on local commerce interaction. Our AccelX(TM) product line of XML-based commerce and buyer-seller interaction services provide businesses with powerful web site development and communication tools to attract customers, generate leads, increase buyer-seller interaction and strengthen customer relationship management. The AccelX services are divided into two categories:
Customer Relationship Management (CRM) services and Marketplace Services.

     We license our services on a private-label basis to high-volume distribution partners such as yellow page directory publishers, newspapers, city guides, vertical market portals and other aggregators of local businesses. Our products are designed to be delivered on an application service provider (ASP) business model whereby we host the software on our servers and deliver and manage the service on behalf of our distribution partners. Generally, these services are provided on a revenue-share basis providing us with recurring revenues as our distribution partners sell these services to their small business customers. This distribution model is designed to provide us with a growing base of businesses using one or more of our services who are ideal customers for additional AccelX services.

     Prior to the third quarter of 1997, our focus generally was on three markets: general web site development, maintenance and hosting; rural or small market Internet service providers (ISPs); and healthcare information services and continuing medical education. Each of these activities involved, to varying degrees, the building of online communities and the development of tools and services to allow for the building of strategic and customized web sites. As an outgrowth of these activities, since mid 1997, our business has evolved to the development of online communities. Most recently, we have combined our community-building and communications expertise with acquired expertise in local commerce to develop applications for small businesses.

     The combining of community communications and e-commerce for the unique needs of small businesses and local commerce interaction represents Webb's primary business focus. We also provide e-banking services for financial institutions and have recently initiated an effort to commercialize the Jabber.org instant messaging technology.

     Our strategy is to grow our local commerce business by:

o Delivering first-to-market execution and expert technical solutions that capitalize on our expertise in commerce, community building and communication;
o Securing additional distribution partnerships to rapidly expand the deployment of our services;
o  Expanding our value-added services to enhance buyer-seller interaction; and
o  Developing strategic alliances in order to more rapidly gain market share.

     AccelX services utilize instant messaging to enhance the interactive communications between buyers and sellers. In 1999, we became the initial sponsor of the open-source XML-based instant messaging software development initiative known as Jabber.org. as we believed it provided the best instant messaging platform for our application services. We believe that instant messaging will evolve from its primary use today by personal computer users for instant chat communications to provide a foundation for an entire new class of programs, with applications such as voice over the Internet, mobile communications, enterprise communications and collaboration, real-time online auctioning and customer relationship management. For this reason, we have formed a subsidiary, Jabber, Inc., in order to commercialize this business opportunity separately from our local commerce business.

     We were incorporated under the laws of the State of Colorado on March 22, 1994. Our executive offices are located at 1800 Glenarm Place, Suite 700, Denver, Colorado 80202, telephone number (303) 296-9200.

Investment Considerations

     Investors should consider all of the information contained in this report including the factors discussed under "Item 1 - Description of Business - General, Competition and Factors That May Affect Future Results," and "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 7 - Financial Statements" before making an investment decision with regard to our securities.

     Some of the statements made in this report in the sections above and elsewhere in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of Webb, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including entry of new competitors, ability to obtain sufficient financing to support our operations, progress in research and development activities, variations in costs that are beyond our control, adverse federal, state and local government regulation, unexpected costs, lower sales and net income, or higher net losses than forecasted, price increases for equipment, inability to raise prices, failure to obtain new customers, the possible fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans, loss of key executives, and other specific risks that may be alluded to in this report.

The Market

     The Internet is a global web of computer networks. Developed over 25 years ago, this "network of networks" allows any computer attached to the Internet to talk to any other using Internet protocols. Increased Internet use and the availability of powerful new tools for the development and distribution of Internet content have led to a broad and substantial proliferation of Internet based services. In what by historical standards is a remarkably short period of time, the Internet has become an important mass medium for information collection and distribution, communication, commerce, entertainment and other forms of communication.

     Internet Data Corporation estimates that the number of Internet users worldwide will grow from approximately 69 million users in 1997 to 320 million users in 2002. The commercial potential for the Internet has given rise to web sites through which businesses, communities, media companies, news services, affinity-based groups and individuals can inform, entertain, communicate and conduct business with each other worldwide. Market Facts, an Internet research company, reports that approximately 88% of Internet users go online to seek additional information, 31% to communicate and 18% to shop. Forrester Research, Inc. has estimated that local online sales will rise from $680 million in 1998 to more than $6 billion by 2003 and that online advertising to support these sales will increase from $135 million to $1.7 billion during this same period. This compares to expenditures reported to exceed $85 billion per year by local businesses for traditional media for locally-focused advertising and business promotion.

     The success of early e-commerce pioneers such as Amazon.com is in large part due to their ability to aggregate retail content and enable simplified comparison shopping. In "national" consumer goods markets, this is relatively straightforward, since many of the catalog databases underlying this approach already existed and could be easily web-enabled. In the "local market", however, the challenge is radically different. Unlike the national market that is made up primarily of catalog-oriented merchandisers, the local market is dominated by service companies and retailers who have a relatively limited ability to manage information technology. The content underlying local e-commerce, representing millions of individual merchants and service companies, exists in a far less structured form than for national markets. In business-to-business markets, the use of CRM and Marketplace Exchange Services has demonstrated significant growth opportunities. However, for small businesses, their online activities have largely been limited to the creation of an initial web site presence, as they have had few alternatives for active online promotion of their businesses and interaction with online customers.

     In a recent study, the Kelsey Group (Local Commerce Monitor, May 1999) interviewed 1,400 small and medium-sized businesses that met the "local market focus" criterion of receiving more than 75% of their business from customers located within 50 miles of their establishment. The survey found that:

     o The number of local businesses with a Web presence is projected to grow 20% per year for the next five years, reaching in excess of 5 million by 2004.
     o Currently 1.9 million businesses have a web site and another 1.3 million plan to have one by the end of 2000.
     o Those 1.9 million web sites cost $2.8 billion per year, including access, design and hosting, and it is projected to exceed $7 billion by 2004.
     o E-commerce transaction capability exists on only 10% of today's local web sites while over 26% of the study participants stated that it was essential to be able to sell their products over the Web.

In separate releases, the Kelsey Group has indicated that local businesses drive $3 trillion in local revenues each year and that e-service business will capture $3.4 billion in revenues by 2004. According to the Kelsey Group, small businesses are looking for online services that will allow them to:

     o  Contact suppliers and vendors - 73%.
     o  Distribute information to customers - 66%
     o  Advertise or promote their business - 65%
     o  Provide customer service and support - 41%
     o  Qualify leads - 36%
     o  Send promotional messages to customers - 36%


Webb's Strategy

     Webb is developing easy-to-use online services specifically designed for the needs of small businesses, with special emphasis on local market interaction. Our AccelX services are focused on bringing the essential value of CRM and Marketplace Exchange services to small businesses, by providing our distribution partners with application services that package new methods of promotion, lead management and buyer-seller interaction. Our products and services are offered on an application services provider (ASP) basis, enabling local businesses to use one or more of our services on a cost-effective basis and to easily expand the services they use as their needs evolve and grow.

     We license our products and services on a private-label basis to high-volume distribution companies such as yellow page directory publications, newspapers, city guides, vertical market portals and other aggregators of small businesses. Our business model is designed to create a strong distribution network selling our application services to a large number of small businesses without incurring the high cost of marketing our services to end users. This distribution network is intended to provide Webb with a growing base of businesses using one or more of our services who are ideal customers for additional AccelX services.

     Our strategy is to grow our business by:

o Developing first-to-market execution and expert technical solutions that capitalize on our expertise in commerce, community design and communication. Our products are based on XML (Extensible Mark-up Language) technologies which constitutes a significant improvement from the current HTML (Hypertext Mark-up Language) generally used on the Internet. The use of XML technologies enables us to create a flexible structure for the content of web pages, simplifying web site development and design and making searching more meaningful; to separate the content of a web site from its presentation, for example, content such as a special offer can be dynamically presented in a variety of forms, such as a web page, a searchable database of specials, a banner ad or incorporated into an e-mail newsletter targeted to a particular zip code.

   We are also developing advanced communications services that incorporate instant messaging as a key application for commerce-oriented dialogs between businesses and consumers. We were the initial sponsor of the Jabber.org instant messaging system. The Jabber instant messaging system is open source, simple, fast, highly modularized and platform independent. It is designed for compatibility and interoperability with other proprietary messaging systems. Jabber was the first instant messaging system to integrate XML technologies.

o Securing additional distribution partners to rapidly expand the development of our technologies. Our distribution strategy is focused on large aggregators of small businesses rather than on end users. We believe that this will enable us to reach large numbers of end users much more rapidly than we would be able to do by marketing directly to end users and to avoid the high costs associated with attracting, servicing and supporting potentially millions of consumers and businesses. As of the date of this report, we have established distribution partnerships with CBS Switchboard, Inc., Bell Actimedia, Inc., SmallOffice.com, Corel Corporation and RE/MAX International, Inc. These distributors pay us a fee based on a transactional, membership or per application basis.

o Expanding our value-added services to enhance buyer-seller interaction. We are currently marketing our AccelX Site Builder and Notify products and our e-banking services for small to medium-sized financial institutions. During 2000 we intend to increase our AccelX product line to include a suite of offer management services and an exchange service for local businesses and to create a marketplace solution which will enable our distributors to create Internet marketplaces for their small-business customers. We also plan to introduce a version of our Notify product for our e-banking services.

o Developing strategic alliances in order to more rapidly gain market share. In order to increase the value of our e-banking services business with minimal impact on our primary market focus, we are seeking a strategic alliance with a financial service business. We have also recently announced the formation of a subsidiary, Jabber, Inc., to pursue the commercialization of our instant messaging business separately from our local commerce business. We seek to acquire new technologies or capabilities through the acquisition of other businesses. On June 30, 1999, we acquired Durand Communications, Inc. in order to expand our Internet communications and community building capabilities. During June 1999 we also acquired NetIgnite, Inc., a recently-formed company emphasizing the early deployment of XML-based technologies. During January 2000, we acquired the business of Update Systems, Inc., a leading customer relationship management solutions company for small businesses. See Notes 9 and 16 of the Notes to Financial Statements.

Products and Services

     Webb is primarily focused on its core AccelX businesses. In addition, we have a business unit focused on e-banking and another on instant messaging. In the local commerce segment, we target distribution of application services for small and medium-sized local businesses with our AccelX product line supporting XML-based commerce and buyer-seller interaction. Our e-banking business targets credit unions, community banks and savings and loan institutions with a full line of e-banking transaction processing account management services. Jabber, Inc., a new subsidiary, was recently formed to commercialize the Jabber.org open source instant messaging system.

AccelX

     The AccelX product platform centralizes the management of online interaction with a suite of integrated advanced communication technologies. The platform combines messaging applications and community-building tools with powerful storage technology. With a foundation based on XML technologies and open communications, the platform is designed for growth and the integration of future communications-based commerce modules. Features include:

o Commerce communications are stored in a Message Warehouse for Message Mining, allowing buyer-seller interaction to be tracked, analyzed and reported.

o Forms can be created interactively for data collection and display, enabling small businesses and aggregators to quickly customize solutions for their markets.

o Unified messaging will allow communications to be delivered between the devices of choice, whether a pager, fax machine, e-mail or instant messager.

o  Integrated community and communication components.


     The AccelX product design is based on the fact that most local businesses are either service-based businesses or have limited information technology infrastructures. Our solutions enable these businesses to leverage the web to attract, retain, and manage customer relationships by applying the web to better match their products and services to meet customer demand. AccelX products and services are divided into two categories: Customer Relationship Management (CRM) Services; and Marketplace Services.

     CRM Services. The AccelX CRM solution is an integrated suite of services designed to allow local businesses to better manage their customer life-cycle, from lead generation to customer acquisition and retention. Fashioned as a powerful but very intuitive suite of services for local businesses, AccelX CRM provides businesses with a simple means of leveraging the power of online promotion and e-mail to attract and retain customers as well as to help create new online-relationships with their customers. AccelX CRM modules include: Site Builder; Notify; Request; and Promote. We are currently offering the Site Builder and Notify modules and expect to begin offering the Request and Promote modules in the second half of 2000.

     Site Builder. Site Builder is a template driven web site publishing service. The service is easy to use, permitting the computerized creation of XML-enabled web sites. Features include:

     o Use of professional graphics design rules, allowing high-quality sites to be generated following simple questionnaires that can be completed in minutes.

     o Use of an XML database of all content, permitting this content to be leveraged for enhanced shopping, promotion and marketplace services.

     o Ability to be used in our distribution partners' telephone sales operations.

     o Easy to expand to allow local businesses to interact and communicate with their customers utilizing other AccelX CRM services.

     AccelX Notify. Notify is an email and instant messaging notification system that enables local businesses to strengthen their customer relationships and to expand their cross-selling capabilities to their existing customer base. Features include:

     o Opt-in Email - an easy to use service for delivering thousands of individually targeted email messages.
     o Profile - a self-populating and subscriber-edited form for collecting a database of subscribers based on their needs and interests.
     o Preferences - easy to use administrative functions to design sign-up pages.

     AccelX Request. Request is an interactive communication service that enables local businesses to more efficiently qualify leads, process customer inquiries and maintain high qualify customer service. Features include:

     o Request for Information - services to automate customer requests for information such as price, order status, inventory availability and appointments
     o Unified Messaging - delivery of leads and information via fax, e-mail, pager, instant messaging or chat
     o Real-time Interaction - communication tools for buyer-seller interaction including instant messaging and chat

     AccelX Promote. Promote offers management services that enable local businesses to have greater control over their promotional offers. It also provides alternative online delivery channels for targeting local buyers. Features include:

     o Offer Creation and Delivery - a template-driven service for creating and delivering banner ads, coupons, business specials/sales and emails
     o Prospect Database - an online database for maintaining a current list of prospects and relevant profile information
     o Enhanced Directory Listing - ability to expand a business' current online listing to include additional data such as hours and product or services offered.

     Marketplace Services - The AccelX Marketplace Services will allow businesses that aggregate local buyers and sellers to create more dynamic and interactive marketplaces. These services are intended to package common requests between buyers and sellers that can be published for simplified buyer-seller interaction and can be the foundation for advanced community-centric commerce. Solutions that are planned to be offered late in 2000 include:

     o Group Buying - buying services that will provide limited-time buying opportunities during which consumers can directly influence pricing.
     o Buying and Pricing Services - will enable customers to fill out online forms detailing the service or product they are looking for. The form will then be sent to multiple local businesses that can fulfill their request. Customers would no longer have to browse multiple web sites or make multiple telephone calls with the same request. Sellers can gain qualified leads from customers who are looking for their product or service, and who are ready to buy.
     o Direct Marketing - will provide consumers with an opt-in notification service. Consumers could then sign up to be emailed with relevant promotions and offers in their local market. Businesses will get a highly targeted channel for reaching local buyers.
     o Sales Calendars - will provide consumers with an online calendar that will organize and display all of the aggregated local sales, discounts and specials of interest to a customer. Local businesses will get a new channel for promoting their business.
     o Local Communities - will provide online forums for local groups of consumers to share and exchange information and opinions. Businesses will also be given the ability to target local consumer groups.

E-Banking Services

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

     We have taken a service bureau approach to e-banking, which enables us to provide smaller community banks and credit unions with many of the capabilities and services available to the larger banks without the cost associated with the development of bank-specific systems. Our e-banking system includes access to account activity, history and current account balance information 24 hours a day, seven days a week, the ability to obtain electronic statements and transfer funds between accounts, pay bills, make loan applications and download transactions into personal financial software such as Quicken or Microsoft Money. We are currently providing online banking services for the Rockwell Federal Credit Union and the Hewlett Packard Rocky Mountain Credit Union.

     During February 1999, we entered into an agreement with CU Cooperative Systems, Inc., a national co-operative association representing over 600 credit unions, pursuant to which we are developing an Internet e-banking solution for the co-op's members with applications customized for the needs of the co-op and its members. Under terms of the agreement, we are receiving income for system development and will receive fees from individual credit unions who belong to the co-op and who elect to use our e-banking services and ongoing fees based on these credit unions' members' use of the system.

     Our primary focus is on the development of online commerce and communication solutions for small businesses. For this reason, we are seeking a strategic partner to help us accelerate the development and marketing of our e-banking business.

Instant Messaging

     Our AccelX product line incorporates instant messaging as a key application for commerce-oriented dialogs between businesses and consumers. In 1999 we were the initial sponsor of the Jabber.org instant messaging system, an XML-based open-source initiative, as we believed it provided the best instant messaging platform for our application services. As an open source movement, Jabber.org is able to leverage a large development community, with over 800 registered developers and nearly 300 active developers working on Jabber instant messaging software. The Jabber system is designed for compatibility and interoperability with other proprietary messaging systems and is the first to integrate XML technologies.

     We believe that instant messaging will evolve from its primary use today by personal computer users for instant chat communications to provide a foundation for an entirely new class of programs, with applications such as voice over the Internet, global communications, enterprise communications and collaboration, real-time online auctioning and customer relationship management. For this reason, we believe that the potential market for the Jabber instant messaging system is much greater than just for use in connection with our services. We have, therefore, formed a subsidiary, Jabber, Inc., in order to commercialize this business opportunity separately from our local commerce business.

     We have formed an advisory board of industry experts to assist us in developing this business. Current members, in addition to Perry Evans, President and CEO of Webb, include Doc Searls, senior editor of Linux Journal, co-author of "The Clue Train Manifesto," and organizer for the "Linux for Suits" events and web sites; and Eric Raymond, renowned open-source movement advocate, board member of VA Linux, Inc., author of "The Cathedral and the Bazaar" and founder of the Open Source Initiative.

Marketing

     Our distribution strategy is focused on high-volume distributors of products and services to local business, such as yellow page directory publishers, newspapers, city guides, vertical market portals and other aggregators of local businesses. This focus enables us to avoid the high costs associated with attracting, serving and supporting a large number of end users. Typically, we license our applications on a private-label basis to distribution partners who pay us recurring fees calculated on a transactional, membership or per application basis. For example, we will receive from CBS Switchboard.com during the three-year term of the agreement a fee of from $3 to $5 per month per web site created utilizing our AccelX Site Builder service. CBS Switchboard.com also may maintain limited exclusivity for the Site Builder service in a segment of the United States market by paying us minimum quarterly payments, initially $250,000 and increasing to $312,500 in the third year of the agreement.

     By distributing our services through multiple distribution partners, we believe that we will be able to more rapidly develop a large base of small businesses who are ideal candidates for use of additional AccelX services as these services are developed and as the end user's online needs evolve and grow. The AccelX platform is designed to permit additional services to be added without requiring our customers to make expensive investments in new software or equipment.

     We employ an executive-level direct marketing and sales model to sell our products and services. During 1999, we limited our marketing and sales efforts as our primary focus was on the development of the AccelX platform. In 2000, we are increasing significantly our marketing and sales activities. Our marketing activities include advertising in trade publications, developing public relations programs featuring us and our products and services and attendance at key industry trade shows.

     A substantial portion of our sales have historically been derived from a limited number of customers. During 1999 and 1998, four customers accounted for 67% and 71%, respectively, of our sales for the period. During 1999, Switchboard, Inc., Rockwell Federal Credit Union, and CU Cooperative Systems, Inc. accounted for 26%, 19%, and 17%, respectively, of our sales for the period. During 1998, Starstream, Inc., American Telecasting, Inc., Rockwell Federal Credit Union, and Intermedia Partners accounted for 28%, 14%, 14% and 12%, respectively, of our sales for the period. While major customers in one fiscal period are not necessarily anticipated to be major customers in future fiscal periods, the loss of a major customer could have an adverse effect on our business.

Trademarks and Proprietary Protection

     We rely primarily on a combination of copyright, trade secret, trademark laws, and nondisclosure and other contractual provisions to protect our proprietary rights. As a part of our confidentiality procedures, we generally enter into written nondisclosure and nonsolicitation agreements with our officers and employees which restrict the use and disclosure of proprietary information and the solicitation of customers for the purpose of selling competing products or services. We generally have not entered into noncompetition agreements with our officers, directors or employees. Because the policing of proprietary rights may be difficult and the ideas and other aspects underlying our products and services may not in all cases be protectable under intellectual property laws, there can be no assurance that we could prevent competitors from marketing the same or similar products and services. In addition, competitors may independently develop products and services that compete with our products and services.

Competition

     Our current and prospective competitors include many companies that have substantially greater financial, technical, marketing, and other resources than we do. We attempt to distinguish our products primarily on the basis of:

     o  Focus on needs of small businesses;
     o  Use of XML-based technologies;
     o  Integration of instant messaging and community-building technologies;
     o  Breadth and depth of communications capabilities;
     o  Customizability;
     o  Ease of use; and
     o Distribution of our products through business aggregators on a private-label basis.

     We believe that competition will intensify in the future. Increased competition could result in price reductions and increased spending on marketing and product development. Any of these events could have a material adverse effect on our financial condition and operating results. There is no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not materially adversely affect our business, financial condition and results of operations.
We believe that the primary factors that will impact competition are technical expertise and development, price, sales and marketing abilities, customer support, reliability and security.

     For web site publishing, we compete with net Objects/Sitematic Corporation and Nextron Communications, Inc., two companies that provide web site publishing and hosting services for local merchant service providers. Their distribution strategies are similar to ours, although neither of these companies is believed to have significant capabilities with XML technologies. As we move to customer relationship management and enhanced shopping and promotional services, we anticipate that we may encounter competition from a larger number of companies, including online advertisers such as Microsoft Corporation's Link Exchange and DoubleClick, Inc., and infrastructure companies such as Inktomi Corporation and Commerce One, Inc. There are also a large number of software development companies that are selling software that performs particular functions of individual modules of our AccelX services. We also expect to compete with in-house development efforts by some of our targeted customers.

     There are several online banking services that offer financial services similar to those we offer to small to medium-sized financial institutions. These companies generally are serving many more financial institutions than those we are currently servicing.

     The Jabber.org instant messaging system competes with systems offered by companies such as America Online, Inc., which currently has substantially more instant messaging users than any other company providing instant messaging services. There are no competing open source instant messaging systems. We believe that the Jabber.org system can be distinguished from that offered by America Online, Inc. and others based on Jabber.org's use of open-source development and XML technologies and Jabber.org's more flexible platform for instant messaging applications.

Government Regulation

     Our products and services pertaining to web site content and development are not currently subject to direct regulation by the Federal Communications Commission or any other federal or state agency, other than regulations applicable to businesses generally. Changes in the regulatory environment relating to the Internet could have a material adverse effect on our business. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

Employees

     At February 25, 2000, we employed 85 full time employees, which included 20 in management and administration, 5 in sales and marketing, and 55 in development. In addition to these company personnel, we contract with other creative and production resources, as required for peak load situations. Our employees are not represented by a labor union, and we consider our employee relations to be good.

Management

  The officers of Webb are as follows:

Name                                Age                          Position
------------------------------    -------  ----------------------------------------------------
Perry Evans...................       40    President and Chief Executive Officer
William Cullen................       58    Chief Financial Officer
Lindley Branson...............       57    Vice President and General Counsel
Gwenael Hagan.................       39    Vice President, Corporate Development
Andre Durand..................       32    General Manager, JabberIM Commercialization
Simon Greenman................       30    General Manager, AccelX Commerce Services
Chris Fanjoy..................       34    Chief Technology Officer
Mike Murphy...................       48    General Manager, Electronic Banking
Deborah Gerard................       46    Vice President, Business Development and Sales
Gwen Nail.....................       38    Vice President, Marketing
Kevin Schaff..................       26    Vice President, AccelX Development
Fred Puls.....................       39    Vice President, Technology

          Perry Evans, has served as President of Webb since June 24, 1999 and Chief Executive Officer since February 1, 2000. Mr. Evans founded NetIgnite in 1998, which was acquired by Webb in 1999. Mr. Evans was founder of and served as President of the MapQuest Publishing Group, a widely licensed Internet
locator application service from December 1995 to October 1997.   Prior to
MapQuest, Mr. Evans managed the new media development group within RR Donnelley that was responsible for interactive yellow pages, travel and real estate products from December 1993 to December 1995.

          William Cullen, has served as Chief Financial Officer of Webb since April 1999 and a director since March 1998. From March 1998 to April 1999, Mr. Cullen served as Chief Operating Officer of Webb. From May 1997 to March 1998, Mr. Cullen worked as a consultant to businesses in the cable industry. From April 1994 to May 1997, Mr. Cullen was Chairman and CEO of Access Television Network, Inc., a privately held company specializing in providing paid programming to local cable systems. From January 1992 to March 1994, Mr. Cullen was President and CEO of California News Channel, a programming project of Cox Cable Communications. From July 1984 to December 1991, Mr. Cullen was employed by United Artist Cable Corporation (and its predecessor United Cable Television Corporation) as Vice President of Operations and President of its subsidiary, United Cable of Los Angeles, Inc., and as its Senior Vice President of the Southwest Division. Prior to joining United Artist Cable Corporation, Mr. Cullen was President of Tribune Company Cable of California, Inc. and CEO of its United-Tribune Cable of Sacramento joint venture, served as a top financial officer of three companies and worked in banking.

          Lindley Branson, joined Webb as Vice President and General Counsel in May 1999. Mr. Branson has been a senior partner with the Minneapolis law firm of Gray, Plant, Mooty, Mooty and Bennett, PA for more than twenty years, specializing in corporate finance, mergers and acquisitions and general corporate law.

          Gwenael Hagan, has served as Vice President, Corporate Development of Webb since November 23, 1999. Mr. Hagan joined Webb in January 1998. From June 1996 to January 1998, Mr. Hagan served as Vice President of New Business Development with International Channel, a cable television network, where he was responsible for new revenue opportunities, both domestically and internationally, and developing and implementing strategies to increase revenue and position International Channel for growth via evolving digital cable and satellite platforms. From December 1994 to June 1996, Mr. Hagan served as the Internet Marketing Manager for Microsoft's western region. Mr. Hagan's work with Microsoft encompassed competitive strategy development, sales resource allocation, presentations and public relations.

          Andre Durand, has served as General Manager, JabberIM Commercialization since November 23, 1999. Mr. Durand joined Webb in November 1998. Mr. Durand was the founder of and served as President and Chief Executive Officer of Durand Communications, Inc. from January 1993 to June 1999. Mr. Durand is a regular guest speaker at computer fairs, conferences and expositions, and regularly contributes articles to trade publications discussing Internet technologies, trends and predictions. From January 1991 to January 1993, Mr. Durand was an auditor with KPMG Peat Marwick in Los Angeles, California.

          Simon Greenman, has served as General Manager, AccelX Commerce Services since November 23, 1999. Mr. Greenman joined Webb in August 1999 after graduating from Harvard with an MBA in May 1999. Previously, Mr. Greenman was Vice President of Internet Engineering at MapQuest.com, an Internet locator application service, from January 1994 to December 1997, where he oversaw MapQuest's technical development. While at Harvard, Mr. Greenman consulted on strategy and marketing for Expedia and Network Computers and was named by Internet Standard magazine as its "Number 1 MBA draft choice" in the technical sector for 1999.

          Chris Fanjoy, has served as the Chief Technology Officer of Webb since June 1999. Mr. Fanjoy co-founded and served as the Vice President of Engineering of NetIgnite, before the company was acquired by Webb in 1999.
Prior to NetIgnite, Mr. Fanjoy was the director of engineering and lead architect for MapQuest.com, an Internet locator application service, from August 1995 to January 1998, and a senior technology director for MCI Systemhouse, a geographic information solutions provider company, from January 1998 to April 1999. Mr. Fanjoy has more than 12 years experience with complex database driven enterprise and web applications.

          Mike Murphy, has served as General Manager, Electronic Banking since 1997. Prior to that, Mr. Murphy founded and was Vice President of Operations at Requisite Technology, Inc, an early e-commerce company from May 1994 until December 1996. Leading up to that, Mr. Murphy was with Ball Aerospace where he was an operations general manager from July 1987 to November 1992, and then director of strategic business development from December 1992 to May 1994. Before that, Mr. Murphy was an operations manager with Verac, Inc., a high-tech software company, from July 1979 to July 1987. Mr. Murphy's technical background is a system engineer and functional architect, and Mr. Murphy holds a Ph.D. in Electrical Engineering.

          Deborah Gerard, has served as Vice President, Business Development and Sales of Webb since January 2000. Ms. Gerard served as the Rocky Mountain Regional Sales Manager (15 states) with Genesys Telecommunications Labs from April 1999 to January 2000. Prior to that, Ms. Gerard worked as a strategic planning consultant with SELCOR, Inc. from January 1998 to April 1999. Ms. Gerard worked as a Rocky Mountain Territory Manger with XcelleNet, Inc. from January 1997 to December 1997. From January 1994 to December 1996, Ms. Gerard worked at Oracle Corporation in the capacity as practice manager to a business development manager. In 1996, Ms. Gerard was promoted to Partner Applications Sales Manager and then promoted to National NT sales manager in the same year.

          Gwen Nail, has served as Vice President, Marketing of Webb since March 2000. Ms. Nail is responsible for all product marketing and marketing communications for AccelX small business and local commerce solutions. Prior to joining Webb, Ms. Nail was Director of New Products and Ventures with US West Dex overseeing all of US West Dex.com activities from November 1997 to March 2000. From October 1995 to November 1997, she was the Internet Marketing Manager with US West Dex.com where she developed US West Dex.com. Ms. Nail was Product Manager for non-traditional US West directory products from August 1994 to September 1995. Previous experience includes brand marketing with the Coca Cola bottling company.

          Kevin Schaff has served as Vice President of Business Development of Webb since January 2000. Mr. Schaff is responsible for developing and managing strategic business relationships, bringing to bear leading industry expertise in ecommunication strategies for small businesses. Prior to joining Webb, Mr. Schaff was President of Update Systems, a leader in Customer Relationship Management and communication solutions for the small and medium sized business from May 1999 to January 2000. From December 1994 to April 1999 Mr. Schaff was President and CEO of Wind River Visual Communication, Inc where he oversaw annual growth of 100% with prestigious clients such as US West, Motorola, Coopers and Lybrand and Macys. Mr. Schaff holds a degree in Communications from the University of Wyoming.

          Fred Puls, has served as Vice President, Technology of Webb since January 2000. Mr. Puls is responsible for the development of new Local Commerce applications that are part of the AccelX product line. Prior to joining Webb, Mr. Puls was Vice President, R&D, Update Systems from September 1999 to January 2000 and a Director from June 1999 to September 1999. At Update, Mr. Puls was responsible for all design, development and research activities resulting in the launch of its ISP Server product and design of the Enterprise Server. From September 1998 to June 1999, Mr. Puls was Founder and Owner of Sharpkids.com, a browser based children's educational software and resources company. From July 1996 to September 1998, Mr. Puls was a district manager for AT&T Bell Labs and from June 1994 to July 1996 a manager with AT&T Bell Labs.

Factors That May Affect Future Results

     Factors that may affect our future results include, but are not limited to, the following items as well as the information in "Item 1 -Description of Business - General and Competition" and "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Our limited operating history could affect our business. We were founded in March 1994 and commenced sales in February 1995. Accordingly, we have a limited operating history upon which you may evaluate us. Our business is subject to the risks, expenses and difficulties frequently encountered by companies with a limited operating history including:

     o  Limited ability to respond to competitive developments;
     o Exaggerated effect of unfavorable changes in general economic and market conditions;
     o  Ability to attract qualified personnel; and
     o  Ability to develop and introduce new product and service offerings.

There is no assurance we will be successful in addressing these risks. If we are unable to successfully address these risks our business could be significantly affected.

     We have accumulated losses since inception and we anticipate that we will continue to accumulate losses for the foreseeable future. We have incurred net losses since inception totaling approximately $42.6 million through December 31, 1999. In addition, we expect to incur additional substantial operating and net losses in 2000 and for one or more years thereafter. We expect to incur these additional losses because:

     o We currently intend to increase our capital expenditures and operating expenses to expand the functionality and performance of our products and services; and

     o We recorded goodwill and other intangible assets totalling approximately $24 million in connection with the acquisitions of three businesses which will be amortized over their estimated useful lives of approximately three years.

     The accumulated deficit at December 31, 1999, included approximately $17.6 million of non-cash expenses related to the issuance of preferred stock and warrants in financing transactions, stock and stock options issued for services, warrants issued to four customers and interest expense on a 10% convertible note
payable.    We will be required to record significant additional non-cash charges of approximately $12.5 million in the first quarter of 2000 in connection with the issuance of the series B preferred stock and warrants in January 2000. The current competitive business environment may result in our issuance of similar securities in future financing transactions or to other companies as an inducement for them to enter into a business relationship with us. While these transactions represent non-cash charges, they will increase our expenses and net loss and our net loss available to common shareholders.

     If we are unable to raise additional working capital funds, we may not be able to sustain our operations. We believe that our present cash and cash equivalents, working capital and commitments for additional equity investments will be adequate to sustain our current level of operations through 2001. There is no assurance that we will be able to raise additional funds in amounts required or upon acceptable terms. In addition, we may discover that we have underestimated our working capital needs, and we may need to obtain additional funds to sustain our operations through fiscal 2001. If we cannot raise additional funds when needed, we may be required to curtail or scale back our operations. These actions could have a material adverse effect on our business, financial condition or results of operations.

     We may never become or remain profitable. Our ability to become profitable depends on the ability of our products and services to generate revenues. The success of our revenue model will depend upon many factors including:

     o The success of our distribution partners in marketing their products and services; and
     o The extent to which consumers and businesses use our services and conduct e-commerce transactions and advertising utilizing our services.

     Because of the new and evolving nature of the Internet, we cannot predict whether our revenue model will prove to be viable, whether demand for our products and services will materialize at the prices we expect to be charged, or whether current or future pricing levels will be sustainable. Additionally, our customer contracts may result in significant development revenue in one quarter, which will not recur in the next quarter for that customer. As a result, it is likely that components of our revenue will be volatile, which may cause our stock price to be volatile as well.

     Our business depends on the growth of the Internet. Our business plan assumes that the Internet will develop into a significant source of communication and communication interactivity. However, the Internet market is new and rapidly evolving and there is no assurance that the Internet will develop in this manner. If the Internet does not develop in this manner, our business, operating results and financial condition would be materially adversely affected. Numerous factors could prevent or inhibit the development of the Internet in this manner, including:

     o The failure of the Internet's infrastructure to support Internet usage or electronic commerce;

     o The failure of businesses developing and promoting Internet commerce to adequately secure the confidential information, such as credit card numbers, needed to carry out Internet commerce; and

     o  Regulation of Internet activity.

     Use of many of our products and services will be dependent on distribution partners. Because we have elected to partner with other companies for the distribution of many of our products and services, many users of our products and services are expected to utilize our services through our distribution partners. As a result, our distribution partners, and not us, will substantially control the customer relationship with these users. If the business of the companies with whom we partner is adversely affected in any manner, our business, operating results and financial condition could be materially adversely affected.

     We may be unable to develop desirable products. Our products are subject to rapid obsolescence and our future success will depend upon our ability to develop new products and services that meet changing customer and marketplace requirements. There is no assurance that we will be able to successfully:

     o  Identify new product and service opportunities; or
     o Develop and introduce new products and services to market in a timely manner.

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

     Our products and services may not be successful. Even if we are able to successfully identify, develop, and introduce new products and services there is no assurance that a market for these products and services will materialize to the size and extent that we anticipate. If a market does not materialize as we anticipate, our business, operating results, and financial condition could be materially adversely affected. The following factors could affect the success of our products and services:

     o The failure of our business plan to accurately predict the rate at which the market for Internet products and services will grow;
     o The failure of our business plan to accurately predict the types of products and services the future Internet marketplace will demand;
     o  Our limited experience in marketing our products and services;
     o The failure of our business plan to accurately predict our future participation in the Internet marketplace;
     o The failure of our business plan to accurately predict the estimated sales cycle, price and acceptance of our products and services;
     o The development by others of products and services that renders our products and services noncompetitive or obsolete; or
     o Our failure to keep pace with the rapidly changing technology, evolving industry standards and frequent new product and service introductions that characterize the Internet marketplace.

     The intense competition that is prevalent in the Internet market could have a material adverse effect on our business. Our current and prospective competitors include many companies whose financial, technical, marketing and other resources are substantially greater than ours. There is no assurance that we will have the financial resources, technical expertise or marketing, sales and support capabilities to compete successfully. The presence of these competitors in the Internet marketplace could have a material adverse effect on our business, operating results or financial condition by causing us to:

     o  Reduce the average selling price of our products and services; or
     o  Increase our spending on marketing, sales and product development.

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

     A limited number of our customers generate a significant portion of our revenues. We had four customers representing 67% of revenues for the year ended December 31, 1999, and four customers representing 71% of revenues for the year ended December 31, 1998. There is no assurance that we will be able to attract or retain major customers. The loss of, or reduction in demand for products or services from major customers could have a material adverse effect on our business, operating results, cashflow and financial condition.

     The sales cycle for our products and services is lengthy and unpredictable. While our sales cycle varies from customer to customer, it typically has ranged from one to six months. Our pursuit of sales leads typically involves an analysis of our prospective customer's needs, preparation of a written proposal, one or more presentations and contract negotiations. We often provide significant education to prospective customers regarding the use and benefits of our Internet technologies and services. Our sales cycle may also be affected by a prospective customer's budgetary constraints and internal acceptance reviews, over which we have little or no control. In order to quickly respond to, or anticipate, customer requirements, we may begin development work prior to having a signed contract, which exposes us to the risk that the development work will not be recovered from revenue from that customer.

     We may be unable to adjust our spending to account for potential fluctuations in our quarterly results. As a result of our limited operating history, we do not have historical financial data for a sufficient number of periods on which to base planned operating expenses. Therefore, our expense levels are based in part on our expectations as to future sales and to a large extent are fixed. We typically operate with little backlog and the sales cycles for our products and services may vary significantly. As a result, our quarterly sales and operating results generally depend on the volume and timing of and the ability to close customer contracts within the quarter, which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected sales shortfalls. If we were unable to so adjust, any significant shortfall of demand for our products and services in relation to our expectations would have an immediate adverse effect on our business, operating results and financial condition. Further, we currently intend to increase our capital expenditures and operating expenses to fund product development and increase sales and marketing efforts. To the extent that such expenses precede or are not subsequently followed by increased sales, our business, operating results and financial condition will be materially adversely affected.

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

     We may be unable to manage our expected growth. If we are able to implement our growth strategy, we will experience significant growth in the number of our employees, the scope of our operating and financial systems and the geographic area of our operations. There is no assurance that we will be able to implement in whole or in part our growth strategy or that our management or other resources will be able to successfully manage any future growth in our business. Any failure to do so could have a material adverse effect on our operating results and financial condition.

     We may be unable to protect our intellectual property rights. Intellectual property rights are important to our success and our competitive position. There is no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent the imitation or unauthorized use of our intellectual property rights. Policing unauthorized use of proprietary systems and products is difficult and, while we are unable to determine the extent to which piracy of our software exists, we expect software piracy to be a persistent problem. In addition, the laws of some foreign countries do not protect software to the same extent as do the laws of the United States. Even if the steps we take to protect our proprietary rights prove to be adequate, our competitors may develop services or technologies that are both non-infringing and substantially equivalent or superior to our services or technologies.

     Computer viruses and similar disruptive problems could have a material adverse effect on our business. Our software and equipment may be vulnerable to computer viruses or similar disruptive problems caused by our customers or other Internet users. Our business, financial condition or operating results could be materially adversely affected by:

     o Losses caused by the presence of a computer virus that causes us or third parties with whom we do business to interrupt, delay or cease service to our customers;

     o Losses caused by the misappropriation of secured or confidential information by a third party who, in spite of our security measures, obtains illegal access to this information;

     o Costs associated with efforts to protect against and remedy security breaches; or

     o Lost potential revenue caused by the refusal of consumers to use our products and services due to concerns about the security of transactions and commerce that they conduct on the Internet.

     Future government regulation could materially adversely affect our business. There are currently few laws or regulations directly applicable to access to, communications on, or commerce on the Internet. Therefore, we are not currently subject to direct regulation of our business operations by any government agency, other than regulations applicable to businesses generally. Due to the increasing popularity and use of the Internet, however, federal, state, local, and foreign governmental organizations are currently considering a number of legislative and regulatory proposals related to the Internet. The adoption of any of these laws or regulations may decrease the growth in the use of the Internet, which could, in turn:

     o  Decrease the demand for our products and services;
     o  Increase our cost of doing business; or
     o Otherwise have a material adverse effect on our business, results of operations and financial condition.

     Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, trademark, trade secret, obscenity, libel and personal privacy is uncertain and developing. Our business, results of operations and financial condition could be materially adversely affected by the application or interpretation of these existing laws to the Internet.

     Our articles of incorporation and bylaws may discourage lawsuits and other claims against our directors. Our articles of incorporation provide, to the fullest extent permitted by Colorado law, that our directors shall have no personal liability for breaches of their fiduciary duties to us. In addition, our bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Colorado law. These provisions may reduce the likelihood of derivative litigation against directors and may discourage shareholders from bringing a lawsuit against directors for a breach of their duty.

     The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock. Our common stock closed as high as $67.75 per share and as low as $7.44 per share between January 1, 1999 and March 17, 2000. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

     o Price and volume fluctuations in the stock market at large that do not relate to our operating performance;
     o  Fluctuations in our quarterly revenue and operating results;
     o  Announcements of product releases by us or our competitors;
     o Announcements of acquisitions and/or partnerships by us or our competitors; and

     o Increases in outstanding shares of common stock upon exercise or conversion of derivative securities.

     These factors may continue to affect the price of our common stock in the future.

     We have issued numerous options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of March 17, 2000, we had issued warrants and options to acquire 4,116,824 shares of our common stock, exercisable at prices ranging from $1.63 to $58.25 per share, with a weighted average exercise price of approximately $14.07 per share. In addition to these warrants and options, we have reserved 1,875,000 shares of common stock for issuance upon conversion of our 10% convertible note and series B convertible preferred stock. During the terms of these derivative securities, the holders will have the opportunity to profit from either an increase or, in the case of the preferred stock and note, decrease in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the respective exercise or conversion price. In addition, the increase in the outstanding shares of our common stock as a result of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by the purchasers of our common stock.

     The potentially significant number of shares issuable upon conversion of our 10% convertible note and series B convertible preferred stock could make it difficult to obtain additional financing. Due to the significant number of shares of our common stock which could result from a conversion of our 10% convertible note and series B convertible preferred stock, new investors may either decline to make an investment in Webb due to the potential negative effect this additional dilution could have on their investment or require that their investment be on terms at least as favorable as the terms of the 10% convertible note or series B convertible preferred stock. If we are required to provide similar terms to obtain required financing in the future, the potential adverse effect of these existing financings could be perpetuated and significantly increased.

     Future sales of our common stock in the public market could adversely affect the price of our common stock. Sales of substantial amounts of common stock in the public market that is not currently freely tradable, or even the potential for such sales, could have an adverse affect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of March 17, 2000, these shares consist of:

     o Approximately 310,000 shares owned by our executive officers and directors of our outstanding common stock ("Affiliate Shares");
     o Up to 1,875,000 shares issuable upon conversion of the 10% convertible note and series B preferred stock; and
     o  Approximately 4,116,824 shares issuable to warrant and option holders.

     Unless the Affiliate Shares are further registered under the securities laws, they may not be resold except in compliance with Rule 144 promulgated by the SEC, or some other exemption from registration. Rule 144 does not prohibit the sale of these shares but does place conditions on their resale which must be complied with before they can be resold.

     The common stock issuable upon conversion of our convertible note and preferred stock may increase as the price of our common stock decreases, which may adversely affect the price of our common stock. On March 17, 2000, we had issued and outstanding $2,500,000 principal amount of a 10% convertible note and 12,500 shares of series B convertible preferred stock. The number of shares of common stock that may ultimately be issued upon conversion of these securities is presently indeterminable and could fluctuate significantly. Purchasers of common stock could therefore experience substantial dilution upon conversion of the convertible note and preferred stock. In addition, the significant downward pressure on the market price of our common stock could develop as the holders convert and sell material amounts of common stock which could encourage short sales by the holders or others, placing further downward pressure on the market price of our common stock.

     To illustrate the potential dilution that may occur upon conversion of the convertible note and preferred stock, the following table sets forth the number of shares of common stock that would be issued upon conversion of the principal of the convertible note and the shares of preferred stock if the market price for our common stock on the dates that the conversion prices of these securities are subject to adjustment is $41.00, the closing sale price for our common stock on March 17, 2000, and at assumed market prices of 75%, 50%, 25% and 10% of the market price on March 17, 2000, assuming that the conversion price for the 10% note is adjusted after September 29, 2000. At March 17, 2000, the lowest potential conversion price was $8.00 per share.

                                                          Shares Issued Upon Conversion
                                       -------------------------------------------------------------
           Market Price                    10% Notes (Conversion         Series B Preferred Stock        Total (Percentage of
                                                  Price)                    (Conversion Price)               Outstanding)
----------------------------------     --------------------------   --------------------------------  -----------------------

$41.00 (actual price at 03/17/00)                 248,262 ($10.07)                   625,000 ($20.00)            873,262 (9.7%)
$30.75 (75% of 03/17/00 price)                    248,262 ($10.07)                   625,000 ($20.00)            873,262 (9.7%)
$20.50 (50% of 03/17/00 price)                    248,262 ($10.07)                   625,000 ($20.00)            873,262 (9.7%)
$10.25 (25% of 03/17/00 price)                    248,262 ($10.07)                 1,219,512 ($10.25)         1,467,774 (16.3%)
$  4.10 (10% of 03/17/00 price)                   312,500 ($ 8.00)                  1,562,500 ($8.00)         1,875,000 (20.8%)

     Future sales of our common stock in the public market could limit our ability to raise capital. Sales of substantial amounts of our common stock in the public market pursuant to Rule 144, upon exercise or conversion of derivative securities or otherwise, or even the potential for such sales, could affect our ability to raise capital through the sale of equity securities.

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

     The issuance of our 10% convertible note payable and series B convertible preferred stock required us to record non-cash expenses which will, in turn, increase our net loss available to common shareholders. Based on current accounting standards, we recorded a non-cash expense of approximately $2.1 million as additional interest expense for the year ended December 31, 1999, as a result of the issuance of our 10% convertible note. We will record additional non-cash expenses of approximately $643,000 during the three years ending December 31, 2002 related to the issuance of the note and approximately $12.5 million during the first quarter of 2000 in connection with the issuance of the preferred stock.

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

Item 2.  DESCRIPTION OF PROPERTY.


     Our principal offices are located in approximately 16,800 square feet of space in Denver, Colorado, leased at a current base monthly rental of $25,401. Commencing in May 2000, our principal offices will be located in approximately 21,400 square feet of space in Denver, Colorado, leased for a period of five years at a base monthly rental of $46,362 during the first three years and of $49,929 thereafter.

     We also have offices with approximately 5,620 square feet in Boulder, Colorado, leased until March 31, 2001. From April 1, 2001 until March 31, 2002, the base monthly rental will be $5,308, and from April 1, 2002 until March 31, 2003, the base monthly rental will be $5,494.

Item 3. LEGAL PROCEEDINGS.

     Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The number of record holders of our common stock on February 25, 2000 was
130. Based on information provided by nominee holders of our common stock, we believe that the number of beneficial holders of our common stock is in excess of 11,000. The table below sets forth the high and low bid prices for the common stock as reported on the Nasdaq Small Cap Market during the two years ended December 31, 1999. The information shown is based on information provided by the Nasdaq Stock Market. These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                                       COMMON STOCK
                           ----------------------------------
Quarter Ended                   High Bid          Low Bid
-------------              -----------------  ---------------

1998
----
March 31                              $10.38           $ 6.50
June 30                               $15.63           $ 8.50
September 30                          $15.69           $ 4.88
December 31                           $14.75           $ 3.25

1999
----
March 31                              $20.81           $10.75
June 30                               $18.75           $10.81
September 30                          $16.50           $ 7.44
December 31                           $23.25           $ 8.25

     We have never paid a cash dividend on our common stock. The payment of dividends, if any, in the future rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     Webb provides innovative advanced online commerce and communication solutions for small businesses, with a particular emphasis on local commerce interaction. Our AccelX product line of XML-based commerce and buyer-seller interaction services provide businesses with powerful web site development and communication tools to attract customers, generate leads, increase buyer-seller interaction and strengthen customer relationship management. The AccelX services are divided into two categories: Customer Relationship Management Services and Marketplace Services.

     We license our services on a private-label basis to high-volume distribution partners such as yellow page directory publishers, newspapers, city guides, vertical market portals and other aggregators of local businesses. Our products are designed to be delivered on an application service provider business model whereby we host the software on our servers and deliver and manage the service on behalf of our distribution partners. Generally, these services are provided on a revenue-share basis providing us with recurring revenues as our distribution partners sell these services to their small business customers. This distribution model is designed to provide us with a growing base of businesses using one or more of our services who are ideal customers for additional AccelX services.

     To date, we have generated revenues through the sale of design and consulting services for web site development and network engineering services, resale of software licenses, mark-ups on computer hardware and software sold to customers, maintenance fees charged to customers to maintain computer hardware and web sites, license fees based on a portion of revenues from our products and services, training course fees, and monthly fees paid by customers for Internet access which we have provided. We commenced sales in February 1995, and were in the development stage through December 31, 1995. We have incurred losses from operations since inception. At December 31, 1999, we had an accumulated deficit of approximately $42.6 million.

     Prior to the third quarter of 1997, our focus generally was on three markets: general web site development, maintenance and hosting; rural or small market Internet service providers; and healthcare information services and continuing medical education. Each of these activities involved, to varying degrees, the building of online communities and the development of tools and services to allow for the building of strategic and customized web sites. As an outgrowth of these activities, since mid 1997, our business has evolved to the development of online communities. Most recently, the focus on community communications was enhanced with our development of applications that apply these capabilities to e-commerce services for large numbers of small businesses.

     Prior to January 2000, we were organized around our primary market focus on local commerce services, with an additional business unit dedicated to e-banking services. In the local commerce segment, we target small and medium sized businesses with our AccelX application services supporting XML-based commerce and buyer-seller interaction. The electronic banking unit targets credit unions, community banks, and savings and loan institutions with a full line of e-banking transaction processing and account management services. In January 2000, we formed a new subsidiary in order to commercialize separately from our AccelX application services business, the Jabber.org instant messaging system. We intend to seek significant participation from external partners to help us maximize the value of the e-banking and instant messaging businesses.

     The accumulated deficit at December 31, 1999, included approximately $17.6 million of non-cash expenses related to the issuance of preferred stock and warrants in financing transactions, stock and stock options issued for services, warrants issued to four customers and interest expense on the 10% convertible note payable. Based on applicable current accounting standards, we estimate that we will be required to record a non-operating expense of approximately $250,000 in 2001 and $160,000 in 2002 in connection with the issuance of our 10% convertible note. We will be required to record additional non-cash charges of $12.5 million in the first quarter of 2000 in connection with the issuance of series B convertible preferred stock. Non-operating expenses of approximately $4.6 million were charged to earnings in connection with a private placement of preferred stock during 1999. While these charges do not affect our operating losses or working capital, they do result in a decrease in our net income available to common stockholders. Additionally, we recorded a non-cash charge for preferred stock dividends during 1999 of approximately $273,000.

Results of Operations

     The following table sets forth for the periods indicated the percentage of net revenues by items contained in the Statements of Operations. All percentages are calculated as a percentage of total net revenues, with the exception of cost of revenues which are calculated based on the respective net revenue amounts.

                                                                        For the Year Ended December 31,
                                                    ---------------------------------------------------------------------
                                                             1999                     1998                     1997
                                                    -------------------      -------------------      -------------------
Net revenues:
   Licenses                                                        20.2%                     6.2%                       -
   Service bureau fees                                             13.6%                     8.4%                     1.1%
   Services                                                        60.2%                    16.0%                    58.9%
   Hardware and software sales                                      6.0%                    69.4%                    40.0%
                                                    -------------------      -------------------      -------------------
     Total net sales                                              100.0%                   100.0%                   100.0%
Cost of revenues:
   Cost of licenses                                                97.5%                   219.8%                       -
   (as percentage of license revenues)
   Cost of service bureau revenues                                 28.5%                    27.1%                    25.0%
   (as percentage of service bureau revenues)
   Cost of services                                               101.0%                    53.0%                    60.5%
   (as percentage of service revenues)
   Cost of hardware and software                                   80.1%                    82.0%                    87.0%
   (as percentage of hardware and software revenues)
                                                    -------------------      -------------------      -------------------
     Total cost of revenues                                        89.2%                    81.3%                    71.4%
Gross margin                                                       10.8%                    18.7%                    28.6%
                                                    -------------------      -------------------      -------------------
Operating expenses:
   Sales and marketing expenses                                    88.8%                   156.0%                    42.9%
   Product development expenses                                   148.7%                    79.5%                    39.7%
   General and administrative expenses                            341.4%                   374.9%                    65.8%
   Customer acquisition costs                                      48.4%                    35.3%                       -
   Depreciation and amortization expenses                         156.2%                    49.8%                     7.1%
                                                    -------------------      -------------------      -------------------
         Total operating expenses                                 783.5%                   695.5%                   155.5%
Loss from operations                                            (772.7)%                 (676.8)%                 (126.9)%
                                                    -------------------      -------------------      -------------------
Net loss                                                        (888.6)%                 (668.0)%                 (120.9)%
Preferred stock dividends                                        (14.0)%                  (20.7)%                       -
Accretion of preferred stock to redemption value                (162.4)%                 (258.6)%                       -
Accretion of preferred stock for guaranteed
 return in excess of redemption value                            (59.6)%                  (44.5)%                       -

                                                    -------------------      -------------------      -------------------
Net loss available to common stockholders                      (1124.6)%                 (991.8)%                 (120.9)%
                                                    ===================      ===================      ===================

Twelve Months Ended December 31, 1999 and 1998.

     Components of net revenues and cost of revenues are as follows:

                                                              For the Year Ended
                                                                 December 31,
                                                  -----------------------------------------
                                                          1999                   1998
                                                  ------------------     ------------------
Net revenues:
 Licenses                                                 $  392,810             $   97,892
 Service bureau fees                                         263,888                132,959
 Services                                                  1,170,076                254,812
 Hardware and software                                       117,509              1,103,717
 Total net revenues                                        1,944,283              1,589,380
                                                  ------------------     ------------------
Cost of revenues
  Cost licenses                                              382,951                215,142
  Cost of service bureau fees                                 75,313                 35,986
  Cost of services                                         1,181,895                135,175
  Cost of hardware and software                               94,155                905,234
                                                  ------------------     ------------------
 Total cost of revenues                                    1,734,314              1,291,537
                                                  ------------------     ------------------
 Gross margin                                             $  209,969             $  297,843
                                                  ==================     ==================

     License revenues represent fees earned for granting customers licenses to use our software products and services and are calculated on the usage of our products based on a fixed amount or on a per consumer basis or as a portion of revenues our customers earn from consumers. Our net revenues from software license fees were $392,810 for the year ended December 31, 1999, which represents an increase of 301.3% when compared with the year ended December 31, 1998. The increase is primarily due to fees earned from Switchboard, Inc. in the form of quarterly guaranteed minimum revenue and from a 192% increase in revenues from Re/Max International, Inc.

     Service bureau revenues represent fees earned for providing monthly online banking application service provider services to our e-banking customers. Our net revenues from service bureau fees were $263,888 for the year ended December 31, 1999, which represents an increase of 98.5% when compared with the year ended December 31, 1998. The increase is due to higher monthly revenues from Rockwell Federal Credit Union as well as revenue from HP Rocky Mountain Federal Credit Union which went online during the fourth quarter of 1999.

     Services revenues consists principally of revenue derived from professional services for the customization of our software to customer specifications, assisting our customers in configuring and integrating our software applications, network engineering fees and hosting fees as well as fees for ongoing maintenance, which consists of unspecified product upgrades and enhancements on a when-and-if-available basis. Our net revenues from services were $1,170,076 for the year ended December 31, 1999, which represents an increase of 359.2% when compared with the year ended December 31, 1998. The increase is primarily due to fees we earned for developing and integrating our local directory software for Switchboard, Inc. and design and integration fees from CU Cooperative Systems, Inc. we are recognizing on a percentage of completion basis. In addition, during July 1999, we sold two customer contracts to an unrelated third party, including related computer hardware, for approximately $270,000. We provided services and equipment under the terms of the original contracts enabling our customers to provide Internet access to their end users. We recorded $138,504 of service revenue for the year ended December 31, 1999 related to providing services to the purchaser of these two contracts. We recognized revenue from these contracts totaling approximately $6,000 for the year ended December 31, 1999.

     Revenues from hardware and software include the resale of computer hardware and third party software to customers generally in connection with implementing our local directory/enterprise products and services. During the second quarter of 1998, we changed our pricing structure whereby we supply any required equipment and the products and services. Consequently the customer is not required to pay any significant fees upon the delivery of such items. Our net revenues from the resale of hardware and software was $117,509 for the year ended December 31, 1999 compared to $1,103,717 for the year ended December 31, 1998. During 1999, we sold equipment to customers with whom we have existing contracts to provide equipment. We do not anticipate significant revenues from hardware and equipment sales in future periods.

     We had four customers representing 67% of revenues and four customers representing 71% of revenues for the years ended December 31, 1999 and 1998,
respectively.   These customers for the 1999 period are as follows:

                                                       For the Year Ended
                                                          December 31,
                                         --------------------------------------------
                Customer                          1999                     1998
------------------------------------------------------------      -------------------
Switchboard, Inc.                                         26%                      --
Rockwell Federal Credit Union                             19%                      14%
CU Co Operative Systems, Inc.                             16%                      --
Intermedia Partners                                        6%                      12%

     As of December 31, 1999, we have revenue backlog totaling approximately $1,372,000 which we expect to recognize as revenue during 2000.

     Cost of revenues as a percentage of net revenues was 89.2% for the year ended December 31, 1999 compared to 81.3% for the year ended December 31, 1998.

          License revenues - Cost of license revenues consist of compensation costs associated with assisting our customers in delivering our services to end users, third party content software license fees, and third party transaction fees. Cost of license revenues were $382,951 for the year ended December 31, 1999, or 97.5% of net license revenues, as compared to $215,142 for the year ended December 31, 1998, or 219.8% of 1998 net license revenues. The absolute dollar increase was primarily attributable to the amortization of a one-year third party software license we purchased to integrate directory functionality into our products.

          Service bureau fees - Cost of service bureau fees consist of compensation costs for customer service, help desk fees, third party software support agreements and Internet connectivity costs. Cost of service bureau fees were $75,313 for the year ended December 31, 1999, or 28.5% of net service bureau fees, as compared to $35,986 for the year ended December 31, 1998, or 27.1% of 1998 net license revenues. The absolute dollar increase was primarily attributable to an increase in the number of credit union members using the services, including costs associated with a second credit union which began using our services during the fourth quarter of 1999.

          Service revenues - Cost of service revenues consist of compensation costs and consulting fees associated with performing custom programming, installation and integration services for our customers and support services as well as costs for hosting services which consist of costs to operate our network operating center. Cost of service revenues were $1,181,895 for the year ended December 31, 1999, or 101.0% of net service revenues, as compared to $135,175 for the year ended December 31, 1998, or 53.0% of 1998 net service revenues. The increases in costs were due to providing professional services for four new customers at lower margins as the contracts specify future revenue sharing arrangements and/or subscriber based fees or were entered into to establish strategic alliances. We also incurred costs to operate our network operating center, which we began operating during the second quarter of 1999, including costs associated with delivering Internet access and content to the customers of our cable operator distribution partners. We constructed the network operating center to accommodate our current customer base, our contract backlog and our projected future growth. Consequently, during 1999, the cost to operate the network operating center out paced our current revenues resulting in a lower gross margin.

          Hardware and software revenues - Cost of hardware and software revenues consist of computer and third party software purchased for resale to cable operators. Cost of hardware and software revenue was 80.1% of net revenues for the year ended December 31, 1999 compared to 82.0% of net revenues for the year ended December 31, 1998. Cost of hardware and software revenues as a percentage of net revenues decreased slightly between periods because we sold equipment to existing customers at somewhat lower margins during 1998. Due to the change in our business model whereby we offer services to our customers, equipment sales are not expected to be significant in future periods.

     Sales and marketing expenses consist primarily of employee compensation, advertising, trade show expenses, and costs of marketing materials. Sales and marketing expenses were $1,726,004 for the year ended December 31, 1999, or 88.8% of net revenues as compared to $2,479,029, or 156.0% of net revenues for the year ended December 31, 1998. The decrease in absolute dollars was primarily attributable to (i) a net decrease of six employees; (ii) the phase out of our international marketing efforts; and (iii) a decrease in advertising dollars as a result of our focus on distribution partners (rather than on consumers). These decreases were partially off-set by an increase in trade show expenses, and new product support materials for our local directory/enterprise products. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods but decrease as a percentage of net revenues as our revenues increase from current levels as we continue to market our products and services.

     Product development expenses consist primarily of employee compensation and programming fees relating to the development and enhancement of the features and functionality of our AccelX services. Product development expenses were $2,891,569 for the year ended December 31, 1999, or 148.7% of net revenues as compared to $1,264,287, or 79.5% of net revenues for the year ended December 13, 1998. During 1999, all product development costs have been expensed as incurred. We capitalized $281,775 of development costs during 1998, which were written off to depreciation and amortization expense during 1998. The increase in absolute dollars was due primarily to (i) an increase in technology personnel from 12 to 31 and an increase in contract labor to support the continued development of our products; and (ii) an increase in third party software maintenance and support costs. We believe that significant investments in product development are critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase in future periods.

     General and administrative expenses consist primarily of employee compensation, consulting expenses, fees for professional services, and the non-cash expense of stock and warrants issued for services. General and administrative expenses were $6,637,601 for the year ended December 31, 1999, or 341.4% of net revenues as compared to $5,958,617, or 374.9% of net revenues for the year ended December 31, 1998. The increase in absolute dollars was primarily attributable to (i) an increase in compensation costs; (ii) increases in legal and accounting fees generally associated with securities filings; (iii) increases in office rent expense; (iv) increases in investor relation expenses; and (v) costs incurred associated with operating the DCI California office through November 1999. These increases were partially offset by a decrease in non-cash expenses for stock and options we issued for services and a decrease in fees we paid to consultants. We expect general and administrative expenses to decrease as a percentage of revenues as our revenues increase.

     Customer acquisition costs consist of the value of warrants to purchase our common stock we issued to customers in connection with customer contracts for our products and services. We expense the value of warrants on the date of issuance unless the related contract specifies minimum guaranteed revenues. Customer acquisition costs were $941,684 for the year ended December 31, 1999, or 48.4% of net revenues as compared to $560,824, or 35.3% of net revenues for the year ended December 31, 1998. During 1999, we issued warrants to three customers to purchase an aggregate of 161,667 shares of our common stock.

     Depreciation and amortization was $3,036,773 for the year ended December 31, 1999, compared to $791,155 for the year ended December 31, 1998, which included approximately $403,000 of capitalized development costs that we wrote-off during 1998. We recorded more depreciation expense in 1999 as a result of an increase in fixed assets primarily from construction of our network operating center and computer hardware and third party software to support the launch of our AccelX services, two new e-banking customers, and computer equipment to support our product development team. We also began amortizing the intangible assets and goodwill we acquired in the DCI and NetIgnite acquisitions and recorded $2,523,351 of amortization expense in 1999. As a result of these acquisitions as well as the acquisition of Update Systems we completed in January 2000, we expect to record approximately $9,200,000 of such expenses in 2000 and 2001 and approximately $6,700,000 of such expenses in 2002. Because our business has never been profitable, and due to the other risk and uncertainties discussed herein, it is possible that an analysis of these long-lived assets in future periods could result in a conclusion that they are impaired, and the amount of the impairment could be substantial.

     Interest income was $225,712 for the year ended December 31, 1999, compared to $146,830 for the year ended December 31, 1998. During 1999, we also recorded $22,050 of interest income from our note receivable from DCI.

     Interest expense was $2,352,062 for the year ended December 31, 1999, compared to $7,024 for the year ended December 31, 1998. During 1999, we recorded $2,311,026 of interest expense related to the 10% convertible note payable we issued in August 1999, including (i) $173,973 of cash interest expense and (ii) non-cash charges of $2,092,137 related to amortization of the beneficial conversion feature and the discount recorded for the issuance of a common stock purchase warrant; and (iii) $44,916 related to the amortization of financing fees.

    Net losses allocable to common stockholders were $21,866,012 for the year ended December 31, 1999, compared to $15,762,372 for the year ended December 31, 1998. We recorded non-cash expenses for the following items:

                                                              Year Ended December 31,
                                                  ---------------------------------------------
                                                          1999                      1998
                                                  -------------------       -------------------
Amortization of intangible assets and goodwill            $ 2,523,351               $         -
Customer acquisition costs                                    941,684                   560,824
Amortization of beneficial conversion, discount
   and placement fees to interest expense related
   to the 10% convertible note payable                      2,137,053                         -
Stock and warrants issued for services                      1,814,683                 2,309,804
Preferred stock dividends                                     272,663                   329,120
Accretion of preferred stock                                4,316,254                 4,816,989
                                                  -------------------       -------------------
Total                                                     $12,005,688                $8,016,737
                                                  ===================       ===================

     The increase in losses reflect expenses in sales and marketing, product development, and general and administrative areas that have increased at a faster rate than revenues. This is due to the time lag associated with product development and market introduction as well as the long sales cycle for most of our products and services. We expect to continue to experience increased operating expenses and investments during 2000, as we continue to develop new product offerings and the infrastructure required to support our anticipated
growth.   We expect to report operating and net losses for 2000 and for one or more years thereafter.

Twelve Months Ended December 31, 1998 and 1997.

     Net sales for the twelve months ended December 31, 1998 totaled $1,589,380, including $485,663 for service and license sales and $1,103,717 for hardware and software sales. This represents a decrease of 43% below 1997 net sales of $2,791,556, which consisted of $1,674,198 for service sales and $1,117,358 for hardware and software sales. We had four customers representing 71% of sales and four customers representing 47% of sales for the years ended December 31, 1998 and 1997, respectively. The decrease in sales for the 1998 period compared to the 1997 period was due to the reduction of certain of our web site development, maintenance and hosting activities during the fourth quarter of 1997 and due to a new revenue-based pricing structure for our products and services for broadband operators. During the second quarter of 1998, we implemented a new pricing structure for these products and services whereby we supply any required equipment and the products and services and the customer is not required to pay any significant fees upon the delivery of such items. This structure results in a lower front-end cost for the operator and lower initial revenues for us, in consideration for which we expect to receive a higher percentage of advertising and transaction fees received from the broadband operators' subscribers.

          Cost of sales as a percentage of net sales was 81.3% for the twelve month 1998 period and 71.4% for the comparable 1997 period.

          Service Sales - Cost of service sales increased in the 1998 period as a percentage of service sales as the mix of sales changed from custom web page development, hosting and maintenance activities, which were at higher margins, to transactional services, such as e-banking, our Re/MAX Main Street product, and our enterprise products, which were at lower margins. We incurred development expenses to assist our customers in enabling and launching their sites, which included charges such as help desk set-up fees, credit card processing set-up fees, and costs associated with integrating the billing system through the Internet, totaling $49,100 related to the Re/Max Main Street product, and also provided programming services to our e-banking customer at discounts, which contributed to lower gross margins on service sales. In addition, the increase in cost of service sales in the 1998 period reflect an increase in direct costs, such as telephone line costs (on a per customer basis) related to the our Internet connectivity business coupled with decreasing revenues from that activity as we are selling these services to fewer customers as a result of our decision to emphasize our Internet content services.

          Hardware and Software Sales - Cost of hardware and software sales increased in the 1998 period as a percentage of hardware sales because we sold equipment to existing customers at lower margins.

     Sales and marketing expenses were $2,479,029 for the twelve months ended December 31, 1998, compared to $1,197,038 for the 1997 period. Sales and marketing expenses as a percentage of net sales increased from 42.9% in 1997 to 156.0% in 1998. During the 1998 period, we incurred new market development costs associated with developing our enterprise business. These costs consist of expenses incurred by us, principally labor, travel and other third-party costs such as software licenses, in connection with getting our customer's ISP presence established, including design and branding of the customer's Internet start page, developing local area content, and assisting our customers in developing our Internet business presence. We also incurred costs in the 1998 period associated with opening international markets, principally in Mexico and Argentina, costs associated with developing sales collateral materials, including brochures and PC based presentation software as well as additional compensation expense as a result of employing more experienced sales people.

     Product development expenses were $1,264,287 for the twelve months ended December 31, 1998, compared to $1,108,456 for the 1997 period. Product development expense as a percentage of net sales increased from 39.7% in 1997 to 79.5% in 1998. We capitalized $281,776 of development costs during 1998 and $124,097 during 1997 related to the development of our enterprise product offerings. (See discussion below regarding depreciation and amortization.) During 1998, we continued developing our enterprise products and services, including the development of e-commerce and the integration of DCI's CommunityWare(R) with our software. During 1997, we developed our initial enterprise product, wireless cable capabilities, and initial product offerings targeted at the medical education market.

          General and administrative expenses were $5,958,617 for the twelve months ended December 31, 1998, compared to $1,837,330 for the 1997 period. General and administrative expenses as a percentage of net sales increased from 65.8% in 1997 to 374.9% in 1998. During the 1998 period, we recorded non-cash charges of $2,870,628 for grants of common stock and options and warrants to purchase common stock to non-employees in exchange for services, including $1,925,000, which we incurred during the fourth quarter of the year to enhance our activities in corporate finance, mergers and acquisitions, and public and investor relations. We also added (in the aggregate) nine individuals in 1998 in the finance, strategic development, and network operations areas to support our business segments, and we incurred costs in connection with the administration of our operating segments, including additional personnel costs, particularly for our Chief Operating Officer, as well as administration of our financial services business segment. Additionally, in the 1998 period we incurred costs of $179,562 in connection with unsuccessful business acquisition efforts and accounting, legal and other expenses associated with capital raising activities.

     Depreciation and amortization was $791,155 for the twelve months ended December 31, 1998, compared to $198,788 for the 1997 period. During the 1998 period, we fully amortized our software costs and recorded $403,805 of amortization expense. We also recorded more depreciation expense as a result of an increase in fixed assets, including our e-banking service bureau based solution, and equipment and software to support our product development and testing.

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

Liquidity and Capital Resources

     As of December 31, 1999, we had cash and cash equivalents of $4,164,371 and working capital of $2,752,052. We financed our operations and capital expenditures and other investing activities during 1999 primarily through the sale of securities (See Notes 6 and 7 of Notes to Consolidated Financial Statements for information regarding these sales of securities).

     We used $8,603,881 in cash to fund our operations for the year ended December 31, 1999, compared to $5,228,646 for the year ended December 31, 1998. The increase in net cash used resulted primarily from the following: (i) an increase in costs paid for continued development of our XML-based technologies and e-banking core applications; (ii) higher compensation costs paid to employees; (iii) payment of costs to operate the DCI California office; and (iv) payment of 1998 accounts payable and accrued liabilities in the first quarter of 1999.

     We used an additional $2,388,592 in cash for capital expenditures and other investing activities during the year ended December 31, 1999, compared to $2,380,462 during the year ended December 31, 1998. We purchased $1,692,532 of property and equipment, advanced DCI $593,649 for working capital and invested $240,564 in NetIgnite prior to the consummation of the respective mergers. Planned capital expenditures for 2000 are approximately $2.5 million, including computer equipment, software and leasehold improvements for our new corporate offices.

     We received $14,458,505 in operating capital from financing activities for the year ended December 31, 1999, compared to $4,627,165 for the year ended December 31, 1998. During 1999, we received funds from the following financing transactions:

     o During August 1999, we issued a 10% convertible note payable and received $4,616,816 in net proceeds;

     o During January and June 1999, we sold 3,000 and 2,000 shares, respectively, of series C preferred stock with a stated value of $1,000 per share, which resulted in total net proceeds of $4,615,500;

     o During 1999 we received $7,197,462 in cash from the issuance of our common stock as a result of the exercise of common stock options and warrants.

     During the first two months of 2000, we have received additional net operating capital of $11,660,000 from the sale of our series B preferred stock with warrants attached and approximately $4,976,000 from the exercise of outstanding stock purchase warrants and options. We believe that based on our cash and cash equivalents and working capital at February 29, 2000, we have sufficient working capital to fund operations through at least January 1, 2002.


Item 7.  FINANCIAL STATEMENTS.

     See Financial Statements beginning on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Incorporated by reference to Webb's definitive proxy statement for the 2000 Annual Meeting of Shareholders.

Item 10.  EXECUTIVE COMPENSATION.

     Incorporated by reference to Webb's definitive proxy statement for the 2000 Annual Meeting of Shareholders.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference to Webb's definitive proxy statement for the 2000 Annual Meeting of Shareholders.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference to Webb's definitive proxy statement for the 2000 Annual Meeting of Shareholders.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) For Financial Statements filed as a part of this Report, reference is made to "Index to Financial Statements" on page F-1 of this Report. For a list of Exhibits filed as a part of this Report, see Exhibit Index page following Audited Financial Statements and Notes thereto.

(b) During the last quarter for the period covered by this Report, we did not file any reports on Form 8-K.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WEBB INTERACTIVE SERVICES, INC.

Date:  March 24, 2000                    By /s/   Perry Evans
                                            ------------------------------------
                                            Perry Evans, Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Perry Evans                                                  March 24, 2000
----------------------------
Perry Evans
(President, Chief Executive
Officer and a Director)


/s/ William R. Cullen                                            March 24, 2000
----------------------------
William R. Cullen
(Chief Financial Officer and
a Director)


/s/ Stuart Lucko                                                 March 24, 2000
----------------------------
Stuart Lucko
(Controller)


/s/ Robert J. Lewis                                              March 24, 2000
----------------------------
Robert J. Lewis
(Director)


/s/ Richard C. Jennewine                                         March 24, 2000
----------------------------
Richard C. Jennewine
(Director)

Item 7.  FINANCIAL STATEMENTS.




                        WEBB INTERACTIVE SERVICES, INC.
                        -------------------------------

               (FORMERLY KNOWN AS ONLINE SYSTEM SERVICES, INC.)

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                                                                                   Page
                                                                                                   ----
Report of Independent Public Accountants                                                            F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998                                        F-3

Consolidated Statements of Operations for the Years Ended December 31, 1999 and 1998                F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999 and 1998      F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999 and 1998                F-6-F-7

Notes to Consolidated Financial Statements                                                          F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Webb Interactive Services, Inc.:

We have audited the accompanying consolidated balance sheets of WEBB INTERACTIVE SERVICES, INC. (a Colorado corporation), formerly known as Online System Services, Inc., as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Webb Interactive Services, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                                             ARTHUR ANDERSEN LLP


Denver, Colorado
February 25, 2000.

                        WEBB INTERACTIVE SERVICES, INC.

               (FORMERLY KNOWN AS ONLINE SYSTEM SERVICES, INC.)

                          CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                     -----------------------------
                                                                                         1999             1998
                                                                                     ------------     ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                        $  4,164,371     $    698,339
    Accounts receivable, net (Note 2)                                                     103,132          124,912
    Accounts receivable from related party (Note 13)                                        4,000           22,925
    Note and accrued interest receivable (Note 9)                                               -          896,787
    Inventory, net                                                                              -           55,126
    Prepaid expenses                                                                      399,217           74,179
    Deferred acquisition costs                                                                  -          229,404
    Short-term deposits                                                                   444,545          101,441
                                                                                     ------------     ------------
         Total current assets                                                           5,115,265        2,203,113

Property and equipment, net (Note 3)                                                    2,352,489        1,178,628
Intangible assets, net (Notes 1 and 9)                                                 12,503,047                -
Deferred financing costs                                                                2,649,517                -
Other assets                                                                                4,216            3,535
                                                                                     ------------     ------------
         Total assets                                                                $ 22,624,534     $  3,385,276
                                                                                     ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of capital leases payable (Note 4)                               $    108,525     $     21,766
    Accounts payable and accrued liabilities                                              841,440          873,901
    Accrued salaries and payroll taxes payable                                          1,059,338          329,755
    Accrued interest payable                                                              126,028                -
    Customer deposits and deferred revenue                                                227,882          100,600
                                                                                     ------------     ------------
         Total current liabilities                                                      2,363,213        1,326,022

Capital leases payable (Note 4)                                                           115,493           39,915

Commitments and contingencies (Note 14)

10% convertible note payable, net (Note 6)                                              4,052,290                -

Stockholders' equity (Note 7):
    Preferred stock, no par value, 5,000,000 shares authorized:
         10% redeemable, convertible preferred stock, 10% cumulative return;
           85,000 and 245,000 shares issued and outstanding, respectively,
           including dividends payable of $170,295 and $241,172, respectively           1,020,295        2,691,172

         Series A redeemable, convertible preferred stock, 5% cumulative return; 0 and 1,400 issued and outstanding, respectively,
           including dividends payable of $0 and $10,164, respectively                          -        1,410,164

    Common stock, no par value, 20,000,000 shares authorized,
         7,830,028 and 4,642,888 shares issued and outstanding, respectively           49,513,769       16,410,300
    Warrants and options                                                                8,612,322        2,281,832
    Deferred compensation                                                                (412,707)               -
    Accumulated deficit                                                               (42,640,141)     (20,774,129)
                                                                                     ------------     ------------
         Total stockholders' equity                                                    16,093,538        2,019,339
                                                                                     ------------     ------------
         Total liabilities and stockholders' equity                                  $ 22,624,534     $  3,385,276
                                                                                     ============     ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        WEBB INTERACTIVE SERVICES, INC.

               (FORMERLY KNOWN AS ONLINE SYSTEM SERVICES, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Year Ended
                                                                                 December 31,
                                                                      --------------------------------
                                                                          1999                1998
                                                                      ------------        ------------
Net revenues                                                          $  1,822,163        $  1,403,612
Net revenues from related party (Note 13)                                  122,120             185,768
                                                                      ------------        ------------

                                                                         1,944,283           1,589,380
                                                                      ------------        ------------
Cost of revenues                                                         1,656,021           1,163,537
Cost of revenues from related party (Note 13)                               78,293             128,000
                                                                      ------------        ------------

                                                                         1,734,314           1,291,537
                                                                      ------------        ------------
   Gross margin                                                            209,969             297,843

Operating expenses:
   Sales and marketing expenses                                          1,726,004           2,479,029
   Product development expenses                                          2,891,569           1,264,287
   General and administrative expenses                                   6,637,601           5,958,617
   Customer acquisition costs                                              941,684             560,824
   Depreciation and amortization                                         3,036,773             791,155
                                                                      ------------        ------------

                                                                        15,233,631          11,053,912
                                                                      ------------        ------------
   Loss from operations                                                (15,023,662)        (10,756,069)

Interest income                                                            225,712             146,830
Interest expense                                                        (2,352,062)             (7,024)
Equity in loss of subsidiary                                              (127,083)                  -
                                                                      ------------        ------------
Net loss                                                               (17,277,095)        (10,616,263)

Preferred stock dividends (Note 7)                                        (272,663)           (329,120)
Accretion of preferred stock to redemption value (Note 7)               (3,157,691)         (4,110,060)
Accretion of preferred stock for guaranteed return in excess
   of redemption value (Note 7)                                         (1,158,563)           (706,929)
                                                                      ------------        ------------
Net loss available to common stockholders                             $(21,866,012)       $(15,762,372)
                                                                      ============        ============

Loss per share, basic and diluted                                     $      (3.31)       $      (4.35)
                                                                      ============        ============

Weighted average shares outstanding, basic and diluted                   6,610,836           3,621,585
                                                                      ============        ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WEBB INTERACTIVE SERVICES, INC.

               (FORMERLY KNOWN AS ONLINE SYSTEM SERVICES, INC.)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                     10% Preferred Stock                      Series C Preferred Stock
                                             -----------------------------------       -----------------------------------
                                                   Shares             Amount                Shares             Amount
                                             -----------------   ---------------       -----------------   ---------------
Balances, December 31, 1997                           245,000        $ 1,226,376                  -        $         -
Stock issued in conjunction with private
 placements-
 Preferred stock                                       22,500            159,559                  -                  -
 Common stock                                               -                  -                  -                  -
 Common stock warrants                                      -                  -                  -                  -
 Offering costs                                             -            (18,980)                 -                  -
 Warrants issued for placement fees                         -                  -                  -                  -
 Guaranteed return on preferred stock                       -            (56,250)                 -                  -
Preferred stock dividends                                   -            259,822                  -                  -
Preferred stock and dividends converted to
 common stock                                         (22,500)          (243,650)                 -                  -

Exercises of stock options and warrants                     -                  -                  -                  -
Accretion of preferred stock to redemption value            -          1,364,295                  -                  -
Accretion of preferred stock for guaranteed
 return in excess of redemption value                       -                  -                  -                  -
Stock and stock options issued for services
 and to customer                                            -                  -                  -                  -
Net loss available to common stockholders                   -                  -                  -                  -
                                             ----------------       ------------          ---------        -----------
Balances, December 31, 1998                           245,000          2,691,172                  -                  -
Stock issued in conjunction with private
 placement-
 Series C  preferred stock                                  -                  -              5,000          5,000,000
 Offering costs                                             -                  -                  -           (384,500)
 Guaranteed return on preferred stock                       -                  -                  -         (3,931,754)
Preferred stock dividends                                   -             94,216                  -             29,121
Common stock and common stock warrants
 issued in connection with DCI merger                       -                  -                  -                  -
Common stock issued in connection with                      -                  -                  -                  -
 NI merger
Preferred stock and dividends converted to
 common stock                                        (160,000)        (1,765,093)            (5,000)        (5,029,121)
Preferred stock beneficial conversion
 feature on dividends paid through the
 issuance of common stock                                   -                  -                  -                  -
Convertible notes payable converted to
 common stock                                               -                  -                  -                  -
Exercises of stock options and warrants                     -                  -                  -                  -
10% Note Payable beneficial conversion feature              -                  -                  -                  -
Common stock warrant issued in connection
 with 10% Note Payable                                      -                  -                  -                  -
Accretion of preferred stock to redemption value            -                  -                  -          3,157,691
Accretion of preferred stock for guaranteed
 return in excess of redemption value                       -                  -                  -          1,158,563
Stock and stock options issued for services
 and to customers                                           -                  -                  -                  -
Deferred compensation                                       -                  -                  -                  -
Net loss available to common stockholders                   -                  -                  -                  -
                                             ----------------       ------------          ---------        -----------
Balances, December 31, 1999                            85,000        $ 1,020,295                  -        $         -
                                             ================       ============          =========        ===========

                                                 5% Preferred Stock            Series A Preferred Stock         Common Stock
                                             ----------------------------  ----------------------------  -------------------------
                                                Shares          Amount           Shares         Amount       Shares        Amount
                                             ------------   -------------  -------------  -------------  ------------  -----------
Balances, December 31, 1997                             -     $         -              -    $         -     3,315,494  $ 8,726,554
Stock issued in conjunction with private
 placement-
 Preferred stock                                    3,000       2,597,500          1,400        764,400             -            -
 Common stock                                           -               -              -              -             -       46,406
 Common stock warrants                                  -               -              -              -         5,625            -
 Offering costs                                         -        (626,855)             -       (103,001)            -       (5,520)
 Warrants issued for placement fees                     -               -              -              -             -            -
 Guaranteed return on preferred stock                   -        (316,410)             -     (1,368,328)            -    1,740,988
Preferred stock dividends                               -          59,134              -         10,164             -            _
Preferred stock and dividends converted to
 common stock                                      (3,000)     (3,059,134)             -              -       685,538    3,302,784

Exercises of stock options and warrants                 -               -              -              -       262,231      494,088
Accretion of preferred stock to redemption
 value                                                  -       1,345,765              -      1,400,000             -            -
Accretion of preferred stock for guaranteed
 return in excess of redemption value                   -               -              -        706,929             -            -
Stock and stock options issued for services
 and to customer                                        -               -              -              -       374,000    2,105,000
Net loss available to common stockholders               -               -              -              -             -            -
                                             ------------   -------------  -------------  -------------  ------------  -----------
Balances, December 31, 1998                             -               -          1,400      1,410,164     4,642,888   16,410,300
Stock issued in conjunction with private
 placement-
 Series C preferred stock                               -               -              -              -             -            -
 Offering costs                                         -               -              -              -             -            -
 Guaranteed return on preferred stock                   -               -              -              -             -    3,931,754
Preferred stock dividends                               -               -              -          2,301             -            -
Common stock and common stock warrants
 issued in connection with DCI merger                   -               -              -              -       947,626    9,239,358
Common stock issued in connection with NI merger        -               -              -              -        71,429      984,400
Preferred stock and dividends converted to
 common stock                                           -               -         (1,400)    (1,412,465)      904,981    8,206,679
Preferred stock beneficial conversion
 feature on dividends paid through the
 issuance of common stock                               -               -              -              -             -      147,025
Convertible notes payable converted to
 common stock                                           -               -              -              -        82,402      894,879
Exercises of stock options and warrants                 -               -              -              -     1,144,205    7,197,462
10% Note Payable beneficial conversion
 feature                                                -               -              -              -             -    1,967,522
Common stock warrant issued in connection
 with 10% Note Payable                                  -               -              -              -             -            -
Accretion of preferred stock to redemption
 value                                                  -               -              -              -             -            -
Accretion of preferred stock for guaranteed
 return in excess of redemption value                   -               -              -              -             -            -
Stock and stock options issued for services
 and to customers                                       -               -              -              -        36,497      534,390
Deferred compensation                                   -               -              -              -             -            -
Net loss available to common stockholders               -               -              -              -             -            -
                                             ------------   -------------  -------------  -------------  ------------  -----------
Balances, December 31, 1999                             -   $           -              -  $           -     7,830,028  $49,513,769
                                             ============   =============  =============  =============  ============  ===========

                                                       Warrants and          Deferred          Accumulated      Stockholders'
                                                          Options          Compensation          Deficit           Equity
                                                       ------------        -------------      -------------     -------------
Balances, December 31, 1997                                 165,427        $           -      $  (5,011,757)    $   5,106,600
Stock issued in conjunction with private
 placements-
 Preferred stock                                                  -                    -                  -         3,521,459
 Common stock                                                     -                    -                  -            46,406
 Common stock warrants                                    1,057,135                    -                            1,057,135
 Offering costs                                            (184,806)                   -                  -          (939,162)
 Warrants issued for placement fees                         478,448                    -                  -           478,448
 Guaranteed return on preferred stock                             -                    -                  -                 -
Preferred stock dividends                                         -                    -                  -           329,120
Preferred stock and dividends converted to
 common stock                                                     -                    -                  -                 -

Exercises of stock options and warrants                           -                    -                  -           494,088
Accretion of preferred stock to redemption                        -                    -                  -         4,110,060
 value
Accretion of preferred stock for guaranteed
 return in excess of redemption value                             -                    -                  -           706,929
Stock and stock options issued for services
 and to customer                                            765,628                    -                  -         2,870,628
Net loss available to common stockholders                         -                    -        (15,762,372)      (15,762,372)
                                                       ------------        -------------      -------------     -------------
Balances, December 31, 1998                               2,281,832                    -        (20,774,129)        2,019,339
Stock issued in conjunction with private
 placement-
 Series C preferred stock                                         -                    -                  -         5,000,000
 Offering costs                                                   -                    -                  -          (384,500)
 Guaranteed return on preferred stock                             -                    -                  -                 -
Preferred stock dividends                                         -                    -                  -           125,638
Common stock and common stock warrants
 issued in connection with DCI merger                     2,158,837                    -                  -        11,398,195
 Common stock issued in connection with NI merger                 -                    -                  -           984,400
Preferred stock and dividends converted to
 common stock                                                     -                    -                  -                 -
Preferred stock beneficial conversion
 feature on dividends paid through the
 issuance of common stock                                         -                    -                  -           147,025
 Convertible notes payable converted to
 common stock                                                     -                    -                  -           894,879
Exercises of stock options and warrants                  (1,846,830)                   -                  -         5,350,632
10% Note Payable beneficial conversion
 feature                                                          -                    -                  -         1,967,522
Common stock warrant issued in connection
 with 10% Note Payable                                    3,383,800                    -                  -         3,383,800
Accretion of preferred stock to redemption
 value                                                            -                    -                  -         3,157,691
Accretion of preferred stock for guaranteed
 return in excess of redemption value                             -                    -                  -         1,158,563
Stock and stock options issued for services
 and to customers                                         2,634,683                    -                  -         3,169,073
Deferred compensation                                             -             (412,707)                 -         (412,707)
Net loss available to common stockholders                         -                    -        (21,866,012)     (21,866,012)
                                                       ------------        -------------      -------------     -------------
Balances, December 31, 1999                             $ 8,612,322        $    (412,707)     $ (42,640,141)    $  16,093,538
                                                       ============        =============      =============     =============

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WEBB INTERACTIVE SERVICES, INC.
               (FORMERLY KNOWN AS ONLINE SYSTEM SERVICES, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Year Ended
                                                                                                   December 31,
                                                                                 ----------------------------------------------
                                                                                          1999                       1998
                                                                                 --------------------        ------------------
Cash flows from operating activities:
 Net loss                                                                               $(17,277,095)              $(10,616,263)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                           3,211,532                    791,155
   Loss on sale and disposal of property and equipment                                       249,468                          -
   Provision for excess and obsolete inventory                                                55,126                          -
   Accrued interest income on advances to DCI                                                (46,379)                   (49,304)
   Reduction in note receivable for services received from DCI                               368,643                    540,372
   Stock and stock options issued for services and to customers                            2,756,366                  2,870,628
   Loss from investment in subsidiary                                                        127,083                          -
   Interest expense on 10% convertible note from beneficial conversion feature             1,967,522                          -
   Amortization of 10% convertible note payable discount                                     124,615                          -
   Amortization of 10% convertible note payable financing costs                               45,142                          -
 Changes in operating assets and liabilities:
   Decrease in accounts receivable                                                            22,533                    719,961
   Decrease (increase) in accounts receivable from related party                              18,925                    (22,925)
   Decrease in inventory                                                                           -                    180,315
   (Increase) decrease in prepaid expenses                                                  (302,083)                   175,331
   (Increase) decrease in short-term deposits and other assets                              (342,985)                    73,579
   Decrease in accounts payable and accrued liabilities                                     (490,049)                   (96,036)
   Increase in accrued salaries and payroll taxes payable                                    690,832                    113,262
   Increase in accrued interest payable                                                      107,333                          -
   Increase in customer deposits and deferred revenue                                        109,590                     91,279
                                                                                 -------------------         ------------------
   Net cash used in operating activities                                                  (8,603,881)                (5,228,646)
                                                                                 -------------------         ------------------
Cash flows from investing activities:
 Cash acquired in business combinations                                                       32,484                          -
 Proceeds from the sale of property and equipment                                            133,137                          -
 Purchase of property and equipment                                                       (1,692,532)                  (481,427)
 Capitalized software development costs                                                            -                   (281,776)
 Cash advances to DCI                                                                       (593,649)                (1,387,855)
 Payment of acquisition costs                                                                (27,468)                  (229,404)
 Investment in subsidiary                                                                   (240,564)                         -
                                                                                 -------------------         ------------------
   Net cash used in investing activities                                                  (2,388,592)                (2,380,462)
                                                                                 -------------------         ------------------
Cash flows from financing activities:
  Payments on capital leases and convertible notes payable                                  (124,443)                   (31,209)
  Proceeds from issuance of common stock and warrants                                              -                     65,441
  Proceeds from issuance of 10% convertible note payable                                   5,000,000                          -
  Proceeds from exercise of stock options and warrants                                     5,350,632                    494,088
  Proceeds from issuance of Series C Preferred Stock                                       5,000,000                          -
  Proceeds from issuance of 10% Preferred Stock                                                    -                    159,559
  Proceeds from issuance of 5% Preferred Stock and warrants                                        -                  3,000,000
  Proceeds from issuance of Series A Preferred Stock and warrants                                  -                  1,400,000
  10% convertible note payable financing costs                                              (383,184)                         -
  Stock offering costs                                                                      (384,500)                  (460,714)
                                                                                 -------------------         ------------------
   Net cash provided by financing activities                                              14,458,505                  4,627,165
                                                                                 -------------------         ------------------
Net increase (decrease) in cash and cash equivalents                                       3,466,032                 (2,981,943)
Cash and cash equivalents, beginning of year                                                 698,339                  3,680,282
                                                                                 -------------------         ------------------
Cash and cash equivalents, end of year                                                  $  4,164,371               $    698,339
                                                                                 ===================         ==================

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WEBB INTERACTIVE SERVICES, INC.

               (FORMERLY KNOWN AS ONLINE SYSTEM SERVICES, INC.)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                       Year Ended
                                                                                                      December 31,
                                                                                    ----------------------------------------------
                                                                                            1999                       1998
                                                                                    -------------------       --------------------
Supplemental disclosure of cash flow information:
Cash paid for interest                                                                      $    59,056                 $    7,024

Supplemental schedule of non-cash investing and financing activities:
   Common stock and warrants issued in business combinations                                $12,382,595                  $       -
   Accretion of preferred stock to redemption value                                           3,157,691                  4,110,060
   Accretion of preferred stock for guaranteed return in excess of
         redemption value                                                                     1,158,563                    706,929
   Preferred stock dividends paid or to be paid in common stock                                 272,663                    329,120
   Preferred stock and dividends converted to common stock                                    8,206,679                  3,302,784
   Stock and stock options issued for services and value to customers                         2,756,366                  2,870,628
   Common stock warrants issued for offering costs                                                    -                    478,448
   Beneficial conversion of 10% convertible note payable                                      1,967,522                          -
   Discount of 10% convertible note payable                                                     124,615                          -
   Convertible notes payable converted to common stock                                          894,879                          -
   Capital leases for equipment                                                                 195,405                     68,750

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WEBB INTERACTIVE SERVICES, INC.

               (FORMERLY KNOWN AS ONLINE SYSTEM SERVICES, INC.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND BUSINESS

     Webb Interactive Services, Inc. (the "Company"), formerly known as Online System Services, Inc., was incorporated on March 22, 1994, under the laws of Colorado, and principal operations began in 1995. The Company develops next generation Internet applications for unlocking the potential of local market e-commerce, including the development of XML-based technologies that facilitate buyer-seller interaction and enable individuals and local businesses to easily manage their web-based communications. In addition, the Company also provides an online banking solution, marketed generally to financial institutions having less than $500 million in assets, using a service bureau approach to e-banking, which enables institutions to provide many of the capabilities and services available to the larger financial institutions without the cost associated with the development of institution-specific systems.

     On June 2 and June 30, 1999, the Company consummated its acquisitions of NetIgnite, Inc. ("NI") and Durand Communications, Inc. ("DCI"), respectively. DCI's and NI's shareholders exchanged all of their shares for shares of the Company's common stock in business combinations that were recorded using the purchase method of accounting. The consolidated financial statements of the Company reflect the results of operations of NI and DCI from the consummation of the acquisitions through December 31, 1999. The consideration paid in excess of the fair market value of the tangible assets acquired was recorded as intangible assets and goodwill. Because the business now operated by the Company has never been profitable, and due to the other risks and uncertainties discussed herein, it is reasonably possible that an analysis of these long-lived assets in future periods could result in a conclusion that they are impaired, and the amount of the impairment could be substantial.

     The Company derives revenues principally from licenses of its software; professional services fees for customization of its software, assisting its customers in configuring and integrating the Company's software applications; service bureau application fees; and hosting and support services. Prior to June 1999, the Company also earned revenues from the sale of design and consulting services for web site development, network engineering services, resale of software licenses, mark-ups on computer hardware and software sold to customers, maintenance fees charged to customers to maintain computer hardware and web sites, training course fees, and monthly fees paid by customers for Internet access which the Company provided.

     The Company has not been profitable since inception. The Company competes in an intensively competitive industry, which has been characterized by price erosion, rapid technological change, short product life cycles, and rapidly changing business models. Significant technological changes in the Internet access and broadband data delivery require that the Company expend significant funds in order to compete in an ever-changing marketplace. The Company has expended significant funds to develop its current product offerings. During 2000, the Company anticipates increased operating expenses and research and development expenditures, which are necessary for the Company to further develop and market its products, and to achieve market acceptance of its products in sufficient quantities to achieve positive cash flow from operations. Based on its cash balances at February 25, 2000, the Company believes that it has sufficient cash to fund operations through December 2001. The Company's future revenues are highly dependent upon the use of its products by the customers of its distribution partners who have entered into business relationships with the Company. The Company is also highly dependant on certain key personnel. There can be no guarantee that the Company will be successful in marketing its products or that it will be able to achieve positive cash flow from operations.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Business Combinations

     Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired businesses from the date of acquisition. Net assets of the companies acquired are recorded at their fair value to the Company at the date of acquisition (See
Note 9).

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

     Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company has no significant off balance-sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash with financial institutions that it believes to be of high credit quality in the form of demand deposits, and denominates the majority of its transactions in U.S. dollars.

     The Company performs ongoing evaluations of its customers' financial condition and generally does not require collateral, except for billings in advance of work performed, and maintains reserves for potential credit losses. Accounts receivable are shown net of allowance for doubtful accounts of $4,000 and $18,000 at December 31, 1999 and 1998, respectively.

     As discussed in Note 11, the Company has three and five customers that accounted for more than 10% of 1999 and 1998 revenues, respectively, and four and three customers that accounted for more than 10% of accounts receivable as of December 31, 1999 and 1998, respectively.

     Inventory

     At December 31, 1998, inventory consisted of computer hardware purchased for resale to its customers and was stated at the lower of cost (first-in, first-out) or market.

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

     Intangible Assets and Goodwill

     Intangible assets and goodwill relate to purchase transactions and are being amortized on a straight-line basis over three years. Subsequent to acquisitions which result in goodwill, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that intangible assets and goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining life of the intangible assets and goodwill in measuring whether the intangible assets and goodwill are recoverable. The Company recorded $2,523,351 of intangible assets and goodwill amortization expense for the year ended December 31, 1999.

     Capitalized Software Development Costs and Research and Development Costs

     The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Capitalization of development costs of software products begins once the technological feasibility of the product is established. The establishment of technological feasibility is highly subjective and requires the exercise of judgment by management. Based on the Company's product development process, technological feasibility is established upon completion of a detailed program design. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins.

     During 1998 and 1999, the Company determined that the time between technological feasibility and general release is short, consequently, the Company did not capitalize software development costs but expensed those costs as incurred. During 1998, $403,805, representing all capitalized software costs, were fully amortized. Product development costs relating principally to the design and development of non-software products are generally expensed as incurred. The cost of developing routine software enhancements are expensed as product development costs as incurred.

     Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables, payables, and capital leases. As of December 31, 1999 and 1998, the carrying values of such instruments approximated their fair values. Based upon interest rates currently available to the Company, the fair value of the Note Payable is estimated to be $4,167,822.

     Customer Acquisition Costs

     The Company capitalizes acquisition costs to acquire customers if the related customer contract contains guarantees of minimum revenue which supports the amount paid and amortizes those costs over the term the guaranteed revenue is recognized. When the contract does not specify guaranteed revenue, the Company expenses the acquisition costs when incurred.

     Revenue Recognition

     The Company recognizes software license revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), which requires the Company to recognize revenue on software transactions only when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations remain, the fee is fixed or determinable, and collectibility is probable.

     Revenue from software license fees is recognized upon delivery, provided that no future Company obligation exists. If obligations do exist, revenue is deferred until the obligation is satisfied, which may require the Company to recognize revenue from software licenses over the term of the contract. In instances where the Company charges monthly license fees, revenue is recognized in the month the license is provided. Guaranteed minimum revenue is recognized on a straight-line basis over the period the minimum applies.

     Revenue from professional services billed on a time and materials basis is recognized as performed. Revenue from fixed price long-term contracts are recognized on the percentage of completion method for individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs. The Company's use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, the Company uses the completed contract method accounting whereby revenue is recognized when the work is completed. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

     Revenue from service bureau fees is recognized in the month the service is provided.

     Revenue from hosting, maintenance and support agreements is recognized on a straight-line basis over the life of the related agreement.

     In multiple element arrangements when vendor specific objective evidence does not exist for the individual elements, all revenue from the arrangement is deferred until the earlier of the point at which (a) such sufficient vendor-specific objective evidence does exist or (b) all elements of the arrangement have been delivered. In some instances, the Company recognizes all the revenue from the arrangement on a straight-line basis over the life of the related agreement.

     Revenue from hardware sales is recognized upon shipment, or when title passes to the customer.

     Estimates of returns and allowances are recorded in the period of the sale based on the Company's historical experience and the terms of individual transactions.

     Income Taxes

     The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. The Company's deferred tax assets have been reduced by a valuation allowance to the extent it is more likely than not, that some or all of the deferred tax assets will not be realized (See Note 12).

     Stock-Based Compensation

     The Company accounts for its employee stock option plans and other employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and related interpretations. As such, compensation expense related to employee stock options is recorded if, on the measurement date, the fair value of the underlying stock exceeds the stock option exercise price. The Company adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma disclosures for employee stock grants made in 1996 and future years as if the fair-value-based method of accounting in SFAS 123 had been applied to these transactions.

     The Company accounts for warrants issued for services to non-employees in accordance with SFAS 123 and related interpretations. Certain grants of warrants require the use of variable plan accounting whereby the warrants are valued using the Black-Scholes option pricing model at the date of issuance and at each subsequent balance sheet date with final valuation on the vesting date. The Company records deferred compensation expense based on the calculated values and records expense over the vesting term of the warrant.

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

                                                      December 31,
                                                -----------------------
                                                   1999         1998
                                                ----------   ----------
       Stock options                             2,770,055    1,758,665
       10% convertible note payable                496,524      -
       Warrants and underwriter options            973,149    1,190,612
       10% Preferred Stock                         102,030      300,401
       Series A Preferred Stock                     -           246,964
                                                ----------   ----------
       Total                                     4,341,758    3,496,642
                                                ==========   ==========

     The number of shares excluded from the earning per share calculation because they are anti-dilutive, using the treasury stock method, were 1,489,286 and 1,317,854 for the years ended December 31, 1999 and 1998, respectively.

     Comprehensive Income

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. From its inception through December 31, 1999, the Company has not had any material transactions that are required to be reported in comprehensive income as compared to its net loss.

     Accounting for the Costs of Computer Software Development or Obtained for Internal Use

     Effective January 1, 1999, the Company adopted the provisions of Statement or Position 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use" ("SOP 98-1"). This statement establishes standards for the capitalization of costs related to internal use software. In general, costs incurred during the development stage are capitalized, while the costs incurred during the preliminary project and post-implementation stages are expensed.

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Statement establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delays the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of SFAS 133 and thus, management believes SFAS 133 will not significantly affect its financial condition and results of operations.

     In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," ("SOP 98-9"). SOP 98-9 amends certain paragraphs of SOP 97-2, to require the application of a residual method of accounting for software revenue when certain conditions exist. SOP 98-9 also amends SOP 98-4,

"Deferral of the Effective Date of a Provision of SOP 97-2" ("SOP 98-4"), to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 25, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. Earlier adoption is permitted, however, retroactive application is prohibited. The Company believes SOP 98-9 will not materially impact its financial statements.

     In December 1999, the Securities and Exchange Commission Staff released SAB No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the first fiscal quarter of 2000. The Company is currently reviewing SAB 101 to determine what impact, if any, adoption of this SAB will have on its financial position or results of operations.

     Reclassifications

     Certain reclassifications to prior year financial statements have been made to conform to the current year's presentation.

(3)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                         December 31,
                                                  -------------------------
                                                     1999           1998
                                                  -----------    ----------

              Computer equipment                  $ 2,658,213    $1,238,966
              Office furniture and equipment          222,494       207,639
              Purchased software                      807,283       243,492
              Leasehold improvements                   66,657        66,657
              Assets under construction               -             163,426
                                                  -----------    ----------
                                                    3,754,647     1,920,180
              Less accumulated depreciation        (1,402,158)     (741,552)
                                                  -----------    ----------
              Net property and equipment          $ 2,352,489    $1,178,628
                                                  ===========    ==========

     Certain office equipment, computer equipment and software is pledged as collateral for capital leases payable (See Note 4).

     The Company depreciates computer equipment, office equipment, and software over three to five years, office furnishings over seven years, and leasehold improvements over the life of the lease. Depreciation expense was $687,661 and $387,181 for the years ended December 31, 1999 and 1998, respectively.

(4)  CAPITAL LEASES PAYABLE

     Capital leases payable consist of the following:

                                                                December 31,
                                                            -------------------
                                                               1999      1998
                                                            ---------  --------
     Capital lease payable in monthly principal and
     interest payments of $2,828, for thirty-six months
     beginning November 1, 1998, effective interest rate
     of 16%, secured by software                            $  58,261  $ 47,393

     Capital lease payable in monthly principal and
     interest payments of $624, for twenty-four months
     beginning May 1, 1998, effective interest rate of
     12.3%, secured by computer equipment                       2,957     9,684

     Capital lease payable in monthly principal and
     interest payments of $195, for thirty-six months
     beginning March 10, 1998, effective interest rate
     of 22%, secured by office equipment                        2,395     4,016

     Capital lease payable in quarterly principal and
     interest payments of $22,994, for eight quarters
     beginning January 1, 2000, effective interest rate
     of 16.47%, secured by cash certificate of deposit        160,405         -

     Capital lease payable in monthly principal and
     interest payments of $198, for thirty-six months
     beginning April 26, 1996, effective interest rate
     of 19.7%, secured by a phone system                            -       588
                                                            ---------  --------

                                                              224,018    61,681
     Less current portion                                    (108,525)  (21,766)
                                                            ---------  --------
                                                            $ 115,493  $ 39,915
                                                            =========  ========

     Future minimum lease payments under capital leases as of December 31, 1999 are as follows:

     2000                                                   $ 131,274
     2001                                                     125,643
                                                            ---------
        Total minimum lease payments                          256,917
        Less amount representing interest                     (32,899)
                                                            ---------
                                                            $ 224,018
                                                            =========

     The net book value of assets under capital lease was $239,296 and $64,641 for the years ended December 31, 1999 and 1998, respectively.

(5)  CONVERTIBLE NOTES PAYABLE

     Subsequent to the agreement to acquire DCI (See Note 9), the Company issued convertible notes payable to DCI creditors totaling $942,885. The notes were convertible at the election of the holder into a number of common shares at conversion prices equal to $9.61 and the greater of $9.75 or the closing bid price on the conversion date. During 1999, holders of the convertible notes payable converted $894,879 of principal and accrued interest payable into 82,402 shares of the Company's common stock at conversion prices per share ranging from approximately $9.61 to $14.75 as summarized in the following table:

                                 Note Payable
                                  and Accrued              Common Stock               Common Stock
                                   Interest                   Shares                   Conversion
   Conversion Date                 Converted                  Issued                Price per Share
----------------------       -------------------       -------------------       --------------------
July 15, 1999                           $236,509                    16,034                     $14.75
September 27, 1999                       144,150                    15,000                       9.61
September 28, 1999                        49,011                     5,100                       9.61
September 29, 1999                       112,437                    11,700                       9.61
September 30, 1999                        50,938                     5,000                      10.19
October 1, 1999                          106,250                    10,000                      10.63
October 4, 1999                           78,501                     7,753                      10.13
October 5, 1999                           15,684                     1,600              9.61 to 10.13
October 7, 1999                           72,308                     7,231                      10.00
October 15, 1999                          29,091                     2,984                       9.75
                             -------------------       -------------------
Total                                   $894,879                    82,402
                             ===================       ===================

(6)  10% CONVERTIBLE NOTE PAYABLE

     On August 25, 1999, the Company entered into a Securities Purchase Agreement and executed a $5,000,000 three-year 10% Convertible Promissory Note (the "Note Payable"). Net proceeds to the Company were $4,616,816 after deducting $383,184 in financing costs. The financing costs were recorded as a deferred asset and are being amortized as additional interest expense over the term of the Note Payable. During 1999, the Company recorded $45,142 of additional interest expense as a result of amortizing the deferred financing costs.

     On December 18, 1999, the terms of the Note Payable were amended at the Company's request as the Company believed this would facilitate its ability to raise additional working capital (See Note 16). In consideration for the holder's agreement to exchange the Note Payable for an amended note with terms the Company believed to be more favorable to the Company, the Company issued to the holder a five-year warrant representing the right to acquire 136,519 shares of the Company's common stock at an exercise price of $18.51 per share.

     The material amendments to the Note Payable and the warrant are as follows:
(i) the conversion price for the Note Payable was set at $10.07 per share until March 22, 2000; (ii) to eliminate the variable conversion price feature of the Note Payable (iii) to enable the Company to require the conversion of one-half of the principal amount of the Note Payable upon certain events; (iv) to eliminate certain of the Company's rights to pre-pay the Note Payable; (v) in the event that the Company forces the conversion of one-half of the principal amount of the Note Payable, to permit the holder to elect to have the interest thereafter due and payable on the Note Payable paid in shares of the Company's common stock or additional Notes Payable similar to the 10% convertible Note Payable; and (vi) to provide for the amendment in the exercise price of the warrant on September 30, 2000, if the market price for the Company's common stock is then less than $11.44.

     The Note Payable is convertible into shares of common stock at a conversion price of $10.07 per share. The conversion price between March 22, 2000 and September 30, 2000 is $10.07 per share. The conversion price after September 29, 2000 will continue to be $10.07 per share unless the market price for the Company's common stock at that time is less than $10.07. In this event, the conversion price will be adjusted and will be the greater of (i) the average of the five lowest closing bid prices during the period from September 1, 2000 through September 29, 2000 and (ii) $8.00.

     The Company can prepay the Note Payable at any time after August 25, 2000, if the closing bid price for its common stock for 20 consecutive trading days is at least 200% of the conversion price then in effect. The redemption price would equal 115% of the face amount of the Note Payable, plus accrued and unpaid interest.

     The Note Payable bears interest at the rate of 10% per annum. If the Company forces the conversion of one-half of the Note Payable, the holder may thereafter elect to have the interest on the Note Payable paid either in shares of the Company's common stock or by the issuance of additional Notes Payable.

     The holder of the Note Payable has been granted two five-year warrants for 136,519 shares each, one exercisable at $11.44 per share and one exercisable at $18.51 per share. The exercise price for both warrants will be subject to adjustment on September 29, 2000, if the market price for the Company's common stock is then less than the exercise price of the warrants. In this event, the exercise price will be equal to the average closing bid prices for the period from September 1, 2000 through September 29, 2000. Each of the warrants is also subject to anti-dilution protection in the event of the issuance of our common stock at prices less than the exercise prices for the warrant or the then current price for our common stock and for stock splits, stock dividends and other similar transactions.

     The Company valued the warrants utilizing the Black-Scholes option pricing model using the following assumptions:

                                                                                        Issue Date
                                                                 ------------------------------------------------------
                                                                      August 25, 1999               December 18, 1999
                                                                 ----------------------        ------------------------
          Recorded value                                                     $1,072,325                      $2,311,475
          Exercise price                                                     $    11.44                      $    18.51
          Fair market value of common stock on grant date                    $    10.13                      $    21.06

          Option life                                                           5 years                         5 Years
          Volatility rate                                                           104%                            104%
          Risk free rate of return                                                    6%                              6%
          Dividend rate                                                               0%                              0%

     The fair value of the warrant issued on August 25, 1999 was recorded as an additional discount to the Note Payable and will be amortized as additional interest expense over the term of the Note Payable. For the year ended December 31, 1999, the Company recorded $124,615 of additional interest expense related to this warrant. The value of the warrant issued on December 18, 1999 was recorded as a deferred placement costs related to the sale of the Company's Series B Preferred Stock (See Note 16).

     Due to the conversion feature associated with the Note Payable, the Company accounted for a beneficial conversion feature (a "Guaranteed Return") as additional interest expense. Based on current generally accepted accounting principles, the computed value of the Guaranteed Return of $1,967,522 was initially recorded as a reduction of the Note Payable and an increase to additional paid-in capital on the date of issuance, even though the Note Payable was not then convertible and was subject to redemption prior to the date that it first becomes convertible. The Guaranteed Return reduction to the Note Payable totaling $1,967,522 was amortized as additional interest expense from the date of issuance to the earliest date of conversion which was during the fourth quarter of 1999.

     On February 18, 2000, the holder converted $2,500,000 of the outstanding Note Payable into 248,262 shares of the Company's common stock and also exercised a warrant to purchase 136,519 shares of the Company's common stock, resulting in proceeds to the Company of $1,561,777 (See Note 16).


(7)  STOCKHOLDERS' EQUITY

     Series C Preferred Stock

     On January 11, 1999, the Company completed a private placement of preferred stock which resulted in gross proceeds of $3,000,000. The Company sold 3,000 shares of its Series C cumulative, convertible, redeemable preferred stock (the "Series C Preferred Stock"). Net proceeds to the Company were $2,755,500 after deducting $244,500 in offering costs.

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

     The Series C Preferred Stock specified a 4% per annum cumulative, non-compounding dividend based on the stated value of $1,000 per share. Each share of Series C Preferred Stock was convertible, at the option of the holder thereof, at any time after February 1, 1999, into the number of shares of common stock equal to $1,000 divided by the lesser of (i) 140% of the closing bid price of the common stock on the date of the issuance of the Series C Preferred Stock being converted (initially $20.48), or if less and if the conversion is occurring at least 120 days after the issuance of the Series C Preferred Stock being converted, 100% of the closing bid price of the Company's common stock on the trading day closest to the date that is 120 days after the Series C Preferred Stock that is being converted was issued or (ii) the average of the five lowest closing bid prices of common stock during the 44 consecutive trading days immediately preceding the conversion of the Series C Preferred Stock conversion date.

     Due to the conversion feature associated with the Series C Preferred Stock, the Company accounted for a beneficial conversion feature (a "Guaranteed Return") as additional preferred stock dividend. The computed value of the Guaranteed Return of $3,931,754 was initially recorded as a reduction of the Series C Preferred Stock and an increase to additional paid-in capital. The Guaranteed Return reduction to the Series C Preferred Stock was accreted, as additional dividends, by recording a charge to income available to common stockholders from the date of issuance to the earliest date of conversion. The Company also recorded annual dividends of $40 per share as a reduction of income available to common stockholders which totaled $29,121 for the year ended December 31, 1999.

     The difference between the stated redemption value of $1,000 per share and the recorded value on January 11, 1999, and June 18, 1999 (the dates upon which the Series C Preferred Stock were issued) totaling $4,316,254 (which includes $1,158,563 of accretion of preferred stock for the Guaranteed Return in excess of the redemption value) was accreted as a charge to income available to common stockholders on the date that the Series C was first convertible, which occurred in the first and second quarters of 1999, respectively, and was comprised of the following:

                                                                   Closings
                                                ---------------------------------------------------
                                                   June 18, 1999               January 11, 1999
                                                ----------------------       ----------------------
     Guaranteed Return                                      $   17,691                 $  3,914,063
     Series C Preferred Stock offering costs                   140,000                      244,500
                                                ----------------------       ----------------------
     Total accretion recorded                               $  157,691                 $  4,158,563
                                                ======================       ======================

     During 1999, the investor converted all of the 5,000 shares of the Series C Preferred Stock, including accrued dividends payable of $29,121 into 480,508 shares of the Company's common stock at conversion prices per share ranging from approximately $8.59 to $11.13 as summarized in the following table:


                                           Number of Shares
                             --------------------------------------------
                                   Series C                                      Common Stock
                                   Preferred                                       Conversion
  Conversion Date                   Stock                Common Stock           Price per Share
-------------------          ------------------       -------------------     -------------------
February 10, 1999                         1,500                   140,157               $10.74
February 11,1999                            500                    46,724                10.74
February 26, 1999                           500                    45,683                11.00
July 6, 1999                              1,000                    90,843                11.13
July 20, 1999                               700                    63,141                11.13
August 25, 1999                             150                    17,597                 8.59
September 7, 1999                           650                    76,363                 8.59
                             ------------------       -------------------
Total                                     5,000                   480,508
                             ==================       ===================

     10% Preferred Stock

     On March 12, 1998, as a result of a private placement completed on December 31, 1997, the Company sold an additional 2.25 units of its 10% cumulative, convertible, redeemable preferred stock (the "10% Preferred Stock") which resulted in gross proceeds of $225,000, consisting of an aggregate of 22,500 shares of 10% Preferred Stock, 5,625 shares of common stock, and warrants to purchase 4,500 shares of common stock. Net proceeds to the Company were $198,236 after deducting $26,764 in offering costs.

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

     Due to the conversion feature associated with the 10% Preferred Stock, the Company accounted for a beneficial conversion feature (a "Guaranteed Return") as additional preferred stock dividend. The computed value of the Guaranteed Return of $56,250 was initially recorded as a reduction of the 10% Preferred Stock and an increase to additional paid-in capital. The Guaranteed Return reduction to the 10% Preferred Stock was accreted, as additional dividends, by recording a charge to income available to common stockholders during 1998 from the date of issuance to the earliest date of conversion. The Company will also record annual dividends of $1 per share as a reduction of income available to common stockholders, whether or not declared by the Board of Directors, which totaled $94,216 and $259,822 for the years ended December 31, 1999 and 1998, respectively. The Company has the option to pay the dividends either in cash or in common stock upon conversion. It is the Company's intention to pay the accrued dividends on the 10% Preferred Stock through the issuance of its common stock at the time the 10% Preferred Stock is converted. Consequently, the Company has recorded the dividends payable within the preferred stock balance in the accompanying balance sheets, which totaled $170,295 and $241,172 as of December 31, 1999 and 1998, respectively.

     The difference between the stated redemption value of $10 per share and the recorded value was accreted as a charge to income available to common stockholders during the year ended December 31, 1998 and was comprised of the following:

    Guaranteed return                                          $ 56,250
    Value of common stock                                        46,406
    Value of common stock warrants                               19,035
    10% Preferred Stock offering costs                           18,980
                                                             ----------
    Total accretion recorded                                   $140,671
                                                             ----------

     The common stock was valued based on the closing price of the Company's common stock March 12, 1998 of $8.25. The 4,500 common stock warrants issued with the 10% Preferred Stock, valued at $19,035, entitle the holder to purchase one share of the Company's common stock for a purchase price of $15 per share at any time during the three-year period commencing on the closing date.

     The warrants were valued utilizing the Black-Scholes option pricing model using the following assumptions:

     Exercise price                                              $15.00
     Fair market value of common stock on grant date             $ 8.25
     Option life                                                3 years
     Volatility rate                                                 98%
     Risk free rate of return                                      5.13%
     Dividend rate                                                    0%

     During January and February 2000, holders exercised warrants to purchase 12,000 shares of the Company's common stock, resulting in proceeds to the Company of $180,000 (See Note 16).

     During 1999 and 1998, 182,500 shares of the Company's 10% Preferred Stock, including accrued dividends payable of $183,747, were converted into 235,348 shares of the Company's common stock with conversion prices per share ranging from approximately $3.64 to $10.00 as summarized in the following table:

                                                  Number of Shares
                                   ---------------------------------------------
                                           10%                                              Common Stock
                                         Preferred                Common                     Conversion
         Conversion Date                   Stock                  Stock                    Price per Share
      ----------------------       -------------------       -------------------       ---------------------
      November 4, 1998                          10,000                    29,321                      $ 3.64
      November 10, 1998                         10,000                    23,798                        4.49
      November 11, 1998                          2,500                     5,123                        5.14
      January 5, 1999                           10,000                    11,590                        9.46
      January 7, 1999                           10,000                    11,039                        9.98
      January 14, 1999                           5,000                     5,422                       10.00
      January 15, 1999                          60,000                    66,248                       10.00
      January 19, 1999                          10,000                    10,858                       10.00
      January 20, 1999                          25,000                    27,636                       10.00
      January 28, 1999                          10,000                    11,077                       10.00
      February 2, 1999                          20,000                    22,083                       10.00
      February 25, 1999                         10,000                    11,153                       10.00
                                   -------------------       -------------------
      Total                                    182,500                   235,348
                                   ===================       ===================

     During January and February 2000, 85,000 shares of the 10% Preferred Stock were converted into 102,302 shares of the Company's common stock (See Note 16).


     Series A Preferred Stock

     On November 9, 1998, the Company completed a private placement which resulted in gross proceeds of $1,400,000. The Company sold 1,400 shares of its Series A cumulative, convertible, redeemable preferred stock

(the "Series A Preferred Stock") and warrants to purchase 140,000 shares of common stock. Net proceeds to the Company were $1,287,300 after deducting $112,700 in offering costs.

     The Series A Preferred Stock specified a 5% per annum cumulative, non-compounding dividend based on the stated value of $1,000 per share.

     Each share of Series A Preferred Stock was convertible, at the option of the holder thereof, into such number of shares of common stock of the Company equal to $1,000, plus the amount of any accrued and unpaid dividends the Company elected to pay in common stock, divided by the lesser of (i) $5.71 or (ii) 80% of the average closing bid price of the shares of common stock for the lowest five consecutive trading days within the 20 days immediately preceding the Series A Preferred Stock conversion date.

     Due to the conversion feature associated with the Series A Preferred Stock, the Company accounted for a beneficial conversion feature (a "Guaranteed Return") as additional preferred stock dividend. The computed value of the Guaranteed Return of $1,368,328 was initially recorded as a reduction of the Series A Preferred Stock and an increase to additional paid-in capital. The Guaranteed Return reduction to the Series A Preferred Stock was accreted, as additional dividends, by recording a charge to income available to common stockholders on the date of issuance. The Company also recorded annual dividends of $50 per share as a reduction of income available to common stockholders, which totaled $2,301 and $10,164 for the years ended December 31, 1999 and 1998, respectively. The Company had the option to pay the dividends either in cash or in common stock upon conversion. The Company paid the accrued dividends on the Series A Preferred Stock through the issuance of its common stock at the time the Series A Preferred Stock was converted. Consequently, the Company recorded the dividends payable within the preferred stock balance in the accompanying balance sheets, which totaled $10,164 as of December 31, 1998.

     The difference between the stated redemption value of $1,000 per share and the recorded value on November 9, 1998, totaling $2,106,929 (which includes $706,929 of accretion of preferred stock for the Guaranteed Return in excess of the redemption value), was accreted as a charge to income available to common stockholders during 1998 and was comprised of the following:

      Guaranteed return                                        $1,368,328
      Value of common stock warrants                              635,600
      Series A Preferred Stock offering costs                     103,001
                                                               ----------
      Total accretion recorded                                 $2,106,929
                                                               ==========

     The 140,000 common stock purchase warrant issued in the above private placement, valued at $635,600, entitled the holder to purchase one share of the Company's common stock for a purchase price of $5.71 per share at any time during the five-year period commencing on November 9, 1998. The warrant was valued utilizing the Black-Scholes option pricing model using the following assumptions:

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

     During January 1999, the holder converted all 1,400 shares of the Series A Preferred Stock into 247,367 shares of the Company's common stock at a conversion price of $5.71 per share and exercised the warrant to purchase 140,000 shares of the Company's common stock, resulting in proceeds to the Company of $799,400.

     In connection with services provided with the issuance of the Series A Preferred Stock, the Company also issued to the placement agent a warrant to purchase 20,000 shares of the Company's common stock for a purchase price of $5.71 per share at any time during the three-year period commencing November 1998. The Company recorded $75,948 in offering costs related to the warrants, which were valued utilizing the Black-Scholes option pricing model using the following assumptions:

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

     During July 1999, the holders exercised the warrant and purchased 20,000 shares of the Company's common stock, resulting in proceeds to the Company of $114,200.

     5% Preferred Stock

     On May 22, 1998, the Company completed a private placement which resulted in gross proceeds of $3,000,000. The Company sold 3,000 shares of its 5% cumulative, convertible, redeemable preferred stock (the "5% Preferred Stock") and warrants to purchase 50,000 shares of common stock. Net proceeds to the Company were $2,678,750 after deducting $321,250 in offering costs.

     The 5% Preferred Stock specified a 5% per annum cumulative non-compounding dividend based on the stated value of $1,000 per share.

     Each share of 5% Preferred Stock was convertible, at the option of the holder thereof, into such number of shares of common stock equal to $1,000, plus the amount of any accrued and unpaid dividends the Company elected to pay in common stock, divided by the lesser of (i) $16.33 or (ii) 86% of the average closing bid price of the Company's common stock for the five trading days immediately preceding the 5% Preferred Stock conversion date.

     Due to the conversion feature associated with the 5% Preferred Stock, the Company accounted for a beneficial conversion feature (a "Guaranteed Return") as additional preferred stock dividend. The computed value of the Guaranteed Return of $316,410 was initially recorded as a reduction of the 5% Preferred Stock and an increase to additional paid-in capital. The Guaranteed Return reduction to the 5% Preferred Stock was accreted, as additional dividends, by recording a charge to income available to common stockholders from the date of issuance to the earliest date of conversion. The Company also recorded annual dividends of $50 per share as a reduction of income available to common stockholders which totaled $59,134 for the year ended December 31, 1998.

     The difference between the stated redemption value of $1,000 per share and the recorded value on May 22, 1998, totaling $1,345,765, was accreted as a charge to income available to common stockholders during 1998 and was comprised of the following:

                    Guaranteed return                   $  316,410
                    Value of common stock warrants         402,500
                    5% Preferred Stock offering costs      626,855
                                                       -----------
                    Total accretion recorded           $ 1,345,765
                                                       ===========

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

     During January 2000, the holder exercised the warrant and purchased 100,000 shares of common stock resulting in proceeds to the Company of $1,633,000 (See
Note 16).

     During 1998, all 3,000 shares of the 5% Preferred Stock, including accrued dividends payable of $59,134, were converted into 627,296 shares of the Company's common stock at conversion prices per share ranging from approximately $3.28 to $8.87 as summarized in the following table:

                                                     Number of Shares                          Common Stock
                                      ---------------------------------------------
                                          5% Preferred                 Common                   Conversion
            Conversion Date                   Stock                    Stock                     Price per
                                                                                                   Share
          ----------------------       -------------------       -------------------       --------------------
          July 30, 1998                                500                    56,907                      $8.87
          September 16, 1998                           250                    54,950                       4.62
          September 25, 1998                           325                    74,646                       4.43
          October 30, 1998                              75                    23,379                       3.28
          November 3, 1998                             100                    29,722                       3.44
          November 5, 1998                             500                   122,617                       4.17
          November 10, 1998                          1,250                   265,075                       4.83
                                            --------------             -------------
          Total                                      3,000                   627,296
                                            ==============             =============

     Liquidation Preference of Preferred Stock

     The Company's 10% Preferred Stock has preference in involuntary liquidation before any distribution to the holders of the Company's common stock as follows:

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

     Common Stock

     On November 5, 1999 and 1998, the Company executed a four-month and one-year consulting agreement, respectively, with a financial consulting firm to enhance Company activities in corporate finance, mergers and acquisitions, and public and investor relations. In addition, if the consulting firm introduces the Company to a lender or equity purchaser, the Company is required to pay the consultant a cash fee at the time of closing. To date, the Company has not paid a cash fee for this service. In connection with the agreements, the Company issued restricted shares of its common stock for commencement bonuses as follows:

                                                                       November 5,
                                                  ---------------------------------------------------
                                                            1999                         1998
                                                  ----------------------       ----------------------
          Common shares issued                                    30,000                      350,000
          Date of issuance                              December 2, 1999             November 5, 1998
          Fair market value on date of issuance                 $  14.81                       $ 5.50
          Value of common stock                                 $444,390                   $1,925,000

     The Company recorded expense on the date of issuance for the commencement bonuses equal to the value of the common stock granted as the shares are not refundable to the Company, even if the agreement is terminated by either party.

     In February 1999, the Company entered into a third consecutive six-month agreement with an individual to provide the Company consulting services in his capacity as the Company's Chief Operating Officer and subsequent duties as Chief Financial Officer. Pursuant to the terms of the agreement, in addition to a monthly cash fee of $15,000, the consultant earned shares of the Company's common stock determined by dividing $15,000 by the fair market value of the common stock on the last trading day of the month. During the year ended December 31, 1999, the Company issued 6,497 shares of common stock under this agreement valued in the aggregate $90,000.

     In February 1998, the Company entered into two consecutive six month agreements with an individual to provide the Company consulting services in his capacity as the Company's Chief Operating Officer. Pursuant to the terms of the agreement, the consultant was paid $30,000 per month, each month, which was comprised of $15,000 in cash payments and 2,000 shares of the Company's common stock. During the year ended December 31, 1998, the Company issued 24,000 shares of common stock under this agreement.

     Stock Option Plan

     During 1995, the Company adopted the 1995 Stock Option Plan (the "Plan"). Under the terms of the Plan, the Company may grant options for up to 3,500,000 shares, at exercise prices equal to the stock's fair market value on the date of grant. The options vest over various terms with a maximum vesting period of 42 months and expire after a maximum of ten years. As of December 31, 1999, the Company had options outstanding for 2,770,055 shares.

     A summary of the status of the Plan as of December 31, 1999 and 1998 and changes during the years then ended is presented in the tables and narrative below:

                                                            1999                                                1998
                                      -----------------------------------------------     ----------------------------------------
                                                                 Weighted Average                              Weighted Average
                                              Shares              Exercise Price             Shares              Exercise Price
                                      -------------------     -----------------------     --------------     ---------------------
Outstanding at beginning of year                1,758,665              $ 5.93                1,002,910                 $2.26
Granted                                         2,101,897               12.03                1,416,350                  8.09
Exercised                                        (452,773)               2.71                 (240,331)                 1.89
Forfeited and canceled                           (637,734)               9.24                 (420,264)                 6.76
                                           --------------                                 ------------
Outstanding at end of year                      2,770,055              $10.31                1,758,665                 $5.93
                                           ==============            =========            ============             ============
Exercisable at end of year                        468,861              $ 7.62                  346,401                 $2.50
                                           ==============            =========            ============             ============
Weighted average fair value of options
     Granted during year                            $8.83                                        $5.34
                                           ==============                                 ============

     The status of total stock options outstanding and exercisable under the Plan as of December 31, 1999 is as follows:

                            Stock Options Outstanding                Stock Options Exercisable
                    ------------------------------------------  --------------------------------------
                                                  Weighted                                 Weighted
                                     Weighted      Average                    Weighted      Average
     Range of                        Average      Remaining                   Average      Remaining
     Exercise         Number of      Exercise    Contractual     Number of    Exercise    Contractual
      Prices           Shares         Price      Life (Years)     Shares       Price      Life (Years)
------------------  ------------   ----------   --------------  -----------  ----------  -------------
$   1.63  -   4.08      120,550      $ 2.76           4.99          53,250      $ 3.02        5.55
    4.09  -  10.21    1,610,040        8.54           5.74         389,611        7.85        5.13
    10.22 -  21.06    1,039,465       13.93           6.36          26,000       13.37        6.55
                    -----------                                 ----------
$    1.63 -  21.06    2,770,055      $10.31           5.72         468,861      $ 7.62        5.76
                    ===========    ==========    =============  ==========    ==========  ============

     Pro Forma Fair Value Disclosures

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively: risk-free interest rate of 5.68 and 5.01 percent, no expected dividend yields, expected lives of
3.0 years, and expected volatility ranging from 118 and 104 percent, respectively. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

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

     Had compensation cost for options granted been determined consistent with SFAS 123, the Company's net loss available to common stockholders and net loss available to common stockholders per common and common equivalent share would have been increased to the following pro forma amounts:

                                                         1999                                             1998
                                    -------------------------------------------      -------------------------------------------
                                         As Reported              Pro Forma               As Reported              Pro Forma
                                    -------------------      ------------------      -------------------      ------------------
Net loss available to common
 stockholders                              $(21,866,012)           $(24,897,608)                                    $(17,124,629)
                                    ===================      ==================      ===================      ==================
Net loss available to common
 stockholders per share-basic and
  diluted                                  $      (3.31)           $      (3.77)            $      (4.35)           $      (4.73)
                                    ===================      ==================      ===================      ==================

     Because the fair value method of accounting required by SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     IPO Common Stock Warrants-

     In connection with the initial public offering ("IPO") in May 1996, the Company issued 1,265,000 units, each unit consisting of one share of common stock and one common stock purchase warrant and 110,000 similar warrants to the underwriter (collectively the "IPO Warrants"). Two IPO Warrants entitled the holders to purchase one share of common stock at a price of $9.00 per share or the holders had the option of using a cashless exercise provision whereby holders could surrender a portion of the stock received upon exercise of their IPO Warrants as consideration for the exercise price for the IPO Warrants exercised.

     In May 1999, the Company received $3,056,871 in net proceeds, after deducting offering costs of $17,387 from the exercise of the IPO Warrants and issued 341,578 shares of common stock. In addition, the Company issued 131,614 shares of common stock as a result of holders of the IPO Warrants utilizing the cashless exercise provision of the Warrant. As of December 31, 1999, all of the IPO Warrants have been exercised or have expired.

     In connection with the initial public offering in May 1996, the Company issued to the underwriters an option to purchase 110,000 shares of the Company's common stock at an exercise price of $8.10 per share for a period of four years beginning May 1997. As of December 31, 1999 and 1998, 3,300 units had been exercised.

     During January and February 2000, holders exercised their warrants to purchase 84,042 shares of common stock resulting in proceeds to the Company of $645,789 (See Note 16).

     Stock Option Based Compensation Expense

     During 1999 and 1998, the Company granted stock options under the Plan to several consultants in connection with agreements to provide the Company with services related to developing financing sources and strategic alliances as well as investor relations. The terms of the agreements range from approximately six months to three years. The Company issued in the aggregate 52,168 and 89,000 shares during 1999 and 1998, respectively, of its common stock at exercise prices ranging from $4.00 to $11.00. The Company applied variable plan accounting pursuant to SFAS 123 and valued these options utilizing the Black-Scholes option pricing model on the vesting dates using the following assumptions:

          Exercise price                                              $4.00 to $11.00
          Fair market value of common stock on grant date             $5.50 to $16.25
          Option life                                                    1 to 7 years
          Volatility rate                                                 95% to 104%
          Risk free rate of return                                     4.52% to 6.00%
          Dividend rate                                                            0%
          Vesting period                                     Date of grant to 3 years

     The Company recorded expense for these options totaling $1,074,432 and $160,328 for the years ended December 31, 1999 and 1998, respectively.

     On November 24, 1998, in connection with the merger with DCI (See Note 9), the Company granted stock options to the employees of DCI under the Plan to purchase an aggregate of 83,000 shares of the Company's common stock at an exercise price of $7.63 per share. The options were granted to these individuals in their capacity as employees of the Company and vest over a three-year period and can be exercised over a seven-year period.

     On June 30, 1999, as a result of the consummation of the merger with DCI, the Company recorded the intrinsic value of the options whereby the difference between the fair market value of the Company's common stock on June 30, 1999 ($17.50 per shares) and the exercise price of the options ($7.63 per share) is expensed over the vesting period of the options. The Company recorded expense for these options totaling $205,861 and $13,549 for the years ended December 31, 1999 and 1998, respectively.

     Exercise of Common Stock Warrants

     In November and December 1999, holders of warrants to purchase common stock issued in connection with the acquisition of DCI (See Note 9) exercised 78,577 warrants, including 66,644 utilizing the cashless exercise provision of the Agreements. As a result, the Company issued 44,740 shares of its common stock, including 32,807 from the cashless exercises, resulting in proceeds to the Company totaling $121,238.

     Common Stock Warrants Issued in Private Placement

     In connection with a private placement of the Company's common stock in March 1996, the Company issued warrants to purchase 18,450 shares of the Company's common stock at an exercise price of $2.25 per share, which vested immediately and are exercisable for 5 years. On the date of issuance, the Company determined the warrants had a nominal value. During 1999 and 1998, 13,500 and 3,600 warrants were exercised, respectively, and as of December 31, 1999, 900 warrants were outstanding.

     Summary of Outstanding Warrants and Options For Common Stock Issued Outside the Plan

                                                     December 31, 1999                            December 31, 1998
                                           --------------------------------------     ----------------------------------------
                                             Underwriter                                Underwriter
                                             Options and              Common            Options and              Common
                             Conversion        Warrants                Share              Warrants                Share
      Description              Ratio          Outstanding            Equivalents         Outstanding            Equivalents
-------------------------    ----------    ------------------     ---------------     ----------------     -----------------
  Common stock warrants
    issued in IPO                2:1                -                     -              1,265,000               632,500
  Option to purchase
    common stock
    issued to underwriter
    in IPO (See Note 16)         1:1          106,700               106,700                106,700               106,700
  Option to purchase
    common stock
    warrants issued to
    underwriter in IPO           2:1                -                     -                106,700                53,350
  Common stock
    warrants issued in
    common stock
    private placement            1:1              900                   900                 14,400                14,400
  Common stock warrants
    issued in connection
    with 10% Preferred
    Stock (See Note 16)          1:1           53,500                53,500                 53,500                53,500
  Common stock warrants
   issued in connection
    with 5% Preferred
    Stock (See Note 16)          1:1          100,000               100,000                100,000               100,000
  Common stock warrants
    issued in connection
    with Series A
    Preferred Stock              1:1                -                     -                140,000               140,000
  Common stock warrants
    issued to placement
    agent in Series A
    Preferred Stock              1:1                -                     -                 20,000                20,000
  Common stock warrants
    issued in connection
    with DCI merger
    (See Notes 9 and 16)         1:1          207,182               207,182                      -                     -
  Common stock warrants
    issued to 10%
    convertible Note
    Payable                      1:1          273,038               273,038                      -                     -
  Common stock warrants
    issued to customers
    (See Note 16)                1:1          231,829               231,829                 70,162                70,162
                                         ------------           -----------           ------------        --------------
  Total                                       973,149               973,149              1,876,462             1,190,612
                                         ============           ===========           ============        ==============

(8)  NET REVENUES

     Net revenues consist of software license fees; service bureau application provider service fees; service fees for professional services for software integration, configuration, custom programming, hosting and software support and maintenance; and computer hardware sales. Net revenues are comprised of the following:

                                                                 Year Ended
                                                               December 31,
                                                          ----------------------
                                                             1999        1998
                                                          ----------  ----------
Net revenues:
 License                                                  $  392,810  $  140,914
 Service bureau application provider service fees            263,888     132,959
 Services                                                  1,170,076     211,790
 Hardware and software                                       117,509   1,103,717
                                                          ----------
 Total net revenues                                       $1,944,283  $1,589,380
                                                          ==========  ==========

     During July 1999, the Company sold two customer contracts to an unrelated third party, including computer hardware, for approximately $270,000. The Company provided services and equipment under the terms of the original contracts enabling the customers to provide Internet access to their end users. The Company recorded $138,504 of service revenue for the year ended December 31, 1999 related to providing services to the purchaser of these two contracts. Revenue recognized by the Company from these contracts totaled approximately $6,000 for the year ended December 31, 1999.

(9)  ACQUISITIONS

     DURAND COMMUNICATIONS, INC.

     On June 30, 1999, Durand Acquisition Corporation ("DAC"), a wholly owned subsidiary of the Company, completed a merger with DCI, a developer and marketer of Internet "community" building tools, by exchanging 947,626 of the Company's common stock for all of the common stock of DCI at an exchange ratio of 2.46 shares of the Company's common stock for each share of DCI's common stock. In addition, outstanding DCI options and warrants to purchase common stock were converted at the same exchange ratio into 242,293 options and warrants to purchase the Company's common stock. The acquisition of the assets and liabilities was recorded using the purchase method of accounting whereby the consideration paid of $14,216,876 was allocated based on the fair values of the assets and liabilities acquired with the excess consideration over the fair market value of tangible assets of $14,132,445 recorded as intangible assets. The Company has determined that substantially all of the intangible assets acquired are represented by the value of the developed technology, workforce and goodwill acquired from DCI.

Total consideration for the merger is as follows:

          Value of common stock issued                       $ 9,239,358
          Value of warrants and options issued                 1,504,349    (a)
          Liabilities assumed                                  2,190,566    (b)
          Acquisition expenses                                 1,282,603
                                                             -----------
          Total purchase price                               $14,216,876
                                                             ===========

The purchase price was allocated to the assets acquired based on their fair market values as follows:

          Cash and cash equivalents                                       $    23,739
          Other current assets                                                 23,708
          Property and equipment                                               36,984
                                                                          -----------
          Total tangible assets acquired                                       84,431
          Developed technologies, goodwill and other intangibles           14,132,445
                                                                          -----------
          Total assets acquired                                           $14,216,876
                                                                          ===========

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

     In connection with the merger, the Company issued a warrant to financial advisory firm to purchase 50,150 shares of the Company's common stock at an exercise price of $8.85. The warrant is exercisable for a period of five years. The Company recorded $654,488 in acquisition costs for the warrant, which was valued using the Black-Scholes option pricing model utilizing the following assumptions:

          Exercise price                                          $ 8.85
          Fair market value of common stock on grant date         $15.50
          Option life                                            5 Years
          Volatility rate                                            104%
          Risk free rate of return                                   5.0%
          Dividend rate                                                0%

     The transaction with DCI resulted in $14,132,445 of intangible assets (primarily developed technologies, workforce and goodwill). These intangible assets will be amortized over their estimated economic lives of three years. The purchase price allocation is subject to adjustment based on the final determination of the fair value of the assets and liabilities assumed, which could take as long as one year from June 30, 1999.

     The results of operations of DCI are included in the Company's results from the date of the DCI acquisition and all significant intercompany balances and transactions have been eliminated in consolidation.

     NETIGNITE, INC.

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

     Prior to June 2, 1999, the Company utilized the equity method of accounting for this subsidiary and recorded a loss from this investment totaling $127,083 for the year ended December 31, 1999.

     On June 2, 1999, the Company acquired the assets and liabilities of NI in exchange for 71,429 shares of common stock valued at $984,400. The acquisition of these assets and liabilities was recorded using the purchase method of accounting whereby the consideration paid was allocated based on the fair values of the assets and liabilities acquired with the excess consideration of $893,953 being recorded as an intangible asset, primarily developed technologies and goodwill. These intangible assets will be amortized over their estimated economic lives of three years. The purchase price allocation is subject to adjustment based on the final determination of the fair value of the assets and liabilities assumed, which could take as long as one year from June 2, 1999.

     The results of operations of NetIgnite are included in the Company's results from the date of the NI acquisition and all significant intercompany balances and transactions have been eliminated in consolidation.

     The following table summarizes the results of operations for the Company on a pro forma basis as if both the acquisitions had occurred on January 1, 1998:

                                                         PRO FORMA
                                                  YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                                  1999               1998
                                              ------------       ------------
Net revenues                                  $  1,928,118       $  1,606,896
Net loss available to common stockholders     $(27,434,184)      $(21,735,056)
Loss per share, basic and diluted             $      (4.15)      $      (6.00)

(10) CUSTOMER ACQUISITION COSTS

     During 1999 and 1998, the Company granted warrants to three and one customers, respectively, to purchase in the aggregate 161,667 and 70,162 shares, respectively, of the Company's common stock at exercise prices ranging from $8.77 to $9.94 per share which may be exercised at any time during the one to three-year periods from the date of issuance. Because the agreements entered into by the Company did not contain minimum guaranteed revenue and due to the start-up nature of these services and other uncertainties regarding these arrangements, the Company recorded expense for customer acquisition costs of $941,684 and $560,824 for the years ended December 31, 1999 and 1998, respectively. The Company valued these options utilizing the Black-Scholes option pricing model using the following assumptions:

                                                                           1999                        1998
                                                                    ------------------        --------------------
          Exercise prices                                              $9.19 to $9.94                 $ 8.77
          Fair market value of common stock on grant date             $8.81 to $15.50                 $11.69
          Option lives                                                   1 to 3 Years                3 years
          Volatility rate                                                        104%                     98%
          Risk free rate of return                                       5.0% to 6.0%                   4.52%
          Dividend rate                                                            0%                      0%

     In January 2000, a warrant holder exercised its warrant to purchase 7,000 shares of the Company's common stock resulting in proceeds to the Company of $68,250 (See Note 16).

(11)  MAJOR CUSTOMERS

     A substantial portion of the Company's sales is derived from a limited number of customers. The Company's sales to customers in excess of 10% of net sales for the years ended December 31, 1999 and 1998, are as follows:

                                                       1999                  1998
                                                 -----------------     ----------------
          Customer A                                  $500,000              $       -
          Customer B                                   364,365                227,098
          Customer C                                   325,000                      -
          Customer D                                         -                440,109
          Customer E                                         -                277,301
          Customer F                                   122,120                185,768

     The Company's accounts receivable balances from customers in excess of 10% of the accounts receivable and accrued revenue receivables balance for the years ended December 31, 1999 and 1998, are as follows:


                                             1999            1998
                                            -------        -------
          Customer B                        $21,825        $18,350
          Customer D                              -         72,821
          Customer F                          4,000         22,925
          Customer G                         19,000              -
          Customer H                         35,000              -
          Customer I                         17,056              -

(12)  INCOME TAXES

      The provision for income taxes includes the following:

                                                        Year Ended
                                                       December 31,
                                            -------------------------------
                                                1999                1998
                                            -----------         -----------
Current:
  Federal                                    $        -         $         -
  State                                               -                   -
                                            -----------         -----------
  Total current provision                             -                   -
                                            -----------         -----------
Deferred:
  Federal                                    (5,497,115)         (3,583,883)
  State                                        (533,543)           (347,847)
  Valuation allowance                         6,030,658           3,931,730
                                            -----------         -----------
  Total deferred provision (benefit)                  -                   -
                                            -----------         -----------
  Total provision                           $         -         $         -
                                            ===========         ===========

     The statutory federal income tax rate was 34% for the years ended December 31, 1999 and 1998. Differences between the income tax expense reported in the statements of operations and the amount reported by applying the statutory federal income tax rate to loss available to common shareholders before income taxes are as follows:

                                                      Year Ended
                                                     December 31,
                                               ------------------------------
                                                    1999               1998
                                               -----------        -----------
Benefit at statutory rate                      $(7,434,444)       $(5,359,206)
Increase (decrease) due to:
 State income taxes                               (721,578)          (520,158)
 Nondeductible expenses                          2,125,364          1,947,634
 Valuation allowance                             6,030,658          3,931,730
                                               -----------        -----------
 Income tax provision                          $         -        $         -
                                               ===========        ===========

Components of net deferred assets (liabilities) as of December 31, 1999 and 1998 are as follows:
                                                          Year Ended
                                                         December 31,
                                               ------------------------------
                                                   1999               1998
                                               ------------       -----------
Current:
  Accrued liabilities and other reserves       $     77,920       $    21,894
  Deferred revenue                                   85,000                 -

Non-current:
  Depreciation                                       21,788            14,137
  Book amortization in excess of tax                 44,035           123,202
  Net operating losses                           11,882,482         5,921,334
                                               ------------       -----------
  Total net deferred tax assets                  12,111,225         6,080,567
  Valuation allowance                           (12,111,225)       (6,080,567)
                                               ------------       -----------
  Net deferred tax assets                      $          -       $         -
                                               ============       ===========

     For income tax purposes, the Company has approximately $31,856,000 of net operating loss carryforwards that expire at various dates through 2019. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event a significant change in ownership. Realization of net operating loss carryforwards is dependent on generating sufficient taxable income prior to its expiration dates.

     During 1999 and 1998, the Company increased its valuation allowance by $6,030,658 and $3,931,730, respectively, due mainly to uncertainty relating to the realizability of the 1999 and 1998 net operating loss carryforwards. The amount of the deferred tax assets considered realizable could be adjusted in the near term if future taxable income materializes.

(13) RELATED PARTY TRANSACTIONS

     Customer

     A director of the Company is also the general partner and chief executive officer for one of the Company's customers. The Company entered into a contract during August 1997, as amended, whereby the Company provides its products and services to the customer for several markets. The expiration dates of the contract and related amendments range from August 1999 to July 2000. The Company earns revenue from the sale of computer hardware, engineering fees, equipment installation fees, and royalties from subscriber Internet access and content fees. The Company recognized revenue totaling $122,120 and $185,768 for the years ended December 31, 1999 and 1998, respectively. Included in accounts receivable at December 31, 1999 and 1998 are amounts due from the customer totaling $4,000 and $22,925, respectively.

     Legal Services

     The Company's vice-president of administration and corporate counsel, who began his employment with the Company in 1999, is also a partner in the firm the Company retains for its legal services. During the year ended December 31, 1999, the Company paid $268,412 in legal fees to the firm and $8,013 was included in the Company's accounts payable balance as of December 31, 1999.

(14) COMMITMENTS AND CONTINGENCIES

 Minimum future annual lease payments as of December 31, 1999 are as follows:

               2000                              $  837,813
               2001                                 847,335
               2002                                 556,348
               2003                                 584,878
               2004                                 599,136
               Thereafter                           299,568
                                                 ----------
                                                 $3,725,078
                                                 ==========

     The total operating lease expense for the years ended December 31, 1999 and 1998, was $368,168 and $363,709, respectively.

     In November 1999, the Company entered into a three-year application service provider agreement whereby the Company pays approximately $7,300 per month for financial application software hosting services. The term of the agreement is for three years and the Company has the right to terminate the agreement at any time for a termination fee of 30% of the remaining monthly payments. Total payments under this agreement are expected to be approximately $265,000.

     On January 14, 2000, the Company entered into a two-year software lease agreement which specifies an initial payment of $50,000 and thereafter quarterly lease payments of $54,412 beginning January 2000. Total lease payments are $485,296 (See Note 17).

     On February 2, 2000, the Company entered into a three-year lease for a second office location. Total lease payments are $61,539 in 2000, $63,693 in 2001 and $65,922 in 2002.

     The Company has entered into employment agreements with R. Steven Adams and its executive officers, including William R. Cullen, Perry Evans, Gwenael Hagan and Andre Durand which takes effect only if a change of control of 30% or more of our outstanding voting stock occurs. If a change of control occurs, these agreements provide for the continued employment (at similar responsibility and salary levels) of the employee for a period of three years after the change of control. During this three year period, if the Company (or a successor entity) terminates the employee's employment without cause or if the employee terminates his employment for a good reason, then the Company (or a successor entity) must pay a lump sum severance to the employee equal to three years salary (including bonus), accelerate the vesting of all outstanding options held by the employee and allow the employee to continue to participate in our benefit and welfare plans (or those of the successor entity) for a period of three years after the employment terminates.

(15) BUSINESS SEGMENT INFORMATION

     The Company supports products and services that simplify and support e-commerce transactions in local markets by providing an interactive framework of local commerce and community-based services comprised of publishing, content management, community-building and communications. In addition, the Company supports products and services for electronic banking applications, targeting credit unions, community banks, and savings and loan institutions with a full line of e-banking transaction processing and account management services. The Company has two reportable business segments: Local Commerce/Enterprise and e-Banking.

     Local Commerce/Enterprise consists of Internet application solutions which provide merchants options for reaching their target customers through simple tools that publicize their company, product and service offerings; buyers to quickly find rich information about merchants and their offerings; and buyers and sellers a more effective and efficient transaction.

     e-Banking consists of an online banking solution, marketed generally to financial institutions having less than $500 million in assets, using a service bureau approach to e-banking, which enables institutions to provide many of the capabilities and services available to the larger financial institutions without the cost associated with the development of institution-specific systems.

     Corporate Activities consists of general corporate expenses, including capitalized costs that are not allocated to specific business segments. Assets of corporate activities include unallocated cash, receivables, prepaid expenses, note receivable, deferred acquisition costs, deposits, intangible assets acquired in mergers, and corporate use of property and equipment.

Net Sales
--------------------------------------------------------------------------------
                                                             Year Ended
                                                             December 31,
                                                    ----------------------------
                                                       1999              1998
                                                    -----------       ----------

Local commerce/enterprise                            $1,193,196       $1,362,282
e-Banking                                               751,087          227,098
                                                     ----------       ----------
Total net sales                                      $1,944,283       $1,589,380
                                                     ==========       ==========
Net Loss
--------------------------------------------------------------------------------
                                                           Year Ended
                                                          December 31,
                                                  ------------------------------
                                                      1999              1998
                                                  ------------     -------------

Local commerce/enterprise                         $ (5,378,071)    $ (4,578,160)
e-Banking                                               30,193         (309,523)
Corporate activities                               (11,929,217)      (5,728,580)
                                                  ------------     ------------
Net loss                                          $(17,277,095)    $(10,616,263)
                                                  ============     ============


Assets
--------------------------------------------------------------------------------
                                                             December 31,
                                                   -----------------------------
                                                       1999              1998
                                                   ------------       ----------
Local commerce/enterprise                           $ 1,651,481       $  696,219
e-Banking                                               714,216          416,071
Corporate activities                                 20,258,837        2,272,986
                                                    -----------       ----------
Total                                               $22,624,534       $3,385,276
                                                    ===========       ==========

Property and Equipment, net
--------------------------------------------------------------------------------
                                                             December 31,
                                                     ---------------------------
                                                        1999             1998
                                                     ----------       ----------
Local commerce/enterprise                            $1,378,408      $   516,918
e-Banking                                               683,890          397,721
Corporate activities                                    290,191          263,989
                                                     ----------      -----------
Total                                                $2,352,489      $ 1,178,628
                                                     ==========      ===========

Depreciation and Amortization
--------------------------------------------------------------------------------
                                                              Year Ended
                                                             December 31,
                                                     ---------------------------
                                                        1999             1998
                                                     ----------       ----------
Local commerce/enterprise                            $  576,306       $  546,824
e-Banking                                               134,250          140,953
Corporate activities                                  2,500,976          103,378
                                                     ----------       ----------
Total                                                $3,211,532       $  791,155
                                                     ==========       ==========


Property and Equipment Additions
-----------------------------------------------------------------------------
                                                          Year Ended
                                                         December 31,
                                               ------------------------------
                                                   1999                1998
                                               ----------            --------
        Local commerce/enterprise              $1,121,102            $221,672
        e-Banking                                 420,418             124,652
        Corporate activities                      151,012             135,103
                                               ----------            --------
        Total                                  $1,692,532            $481,427
                                               ==========            ========

(16) SUBSEQUENT EVENTS

     Business Acquisition

     On January 7, 2000, the Company acquired assets of Update Systems, Inc. ("Update"), a developer and provider of e-communication solutions for businesses in the highly competitive world of Internet relationships, by issuing 278,411 shares of the Company's common stock. In addition, outstanding Update options to purchase common stock were exchanged into 49,704 options to purchase the Company's common stock. The acquisition of the assets was recorded using the purchase method of accounting whereby the consideration paid of $10,060,417 was allocated based on the fair values of the assets acquired with the excess consideration over the fair market value of tangible assets of $10,014,485 recorded as intangible assets. The Company has determined that substantially all of the intangible assets acquired are represented by the value of the developed technology and workforce acquired from Update.

Total consideration for the merger is as follows:

          Value of common stock issued                         $ 8,630,741
          Value of options issued                                1,364,676 (a)
          Acquisition expenses                                      65,000
                                                               -----------
          Total purchase price                                 $10,060,417
                                                               ===========

The purchase price was allocated to the assets acquired based on their fair market values as follows:

           Acquired property and equipment                          $    45,932
           Developed technologies, goodwill and other intangibles    10,014,485
                                                                    -----------
           Total assets acquired                                    $10,060,417
                                                                    ===========

(a) 49,704 warrants and options issued, valued using the Black-Scholes option pricing model using the following assumptions:

           Exercise prices                                              $ 4.33
           Fair market value of common stock on
              measurement date                                          $29.50
           Option lives                                                5 years
           Volatility rate                                                 104%
           Risk free rate of return                                        5.0%
           Dividend rate                                                     0%

     The transaction with Update resulted in $10,014,485 of intangible assets (primarily developed technologies, workforce and goodwill). These intangible assets will be amortized over their estimated economic lives of three years. The purchase price allocation is subject to adjustment based on the final determination of the fair value of the assets acquired, which could take as long as one year from January 7, 2000.

  Series B Preferred Stock

     On February 18, 2000, the Company completed a private placement which resulted in gross proceeds of $12,500,000. The placement was made pursuant to a securities purchase agreement entered into on December 31, 1999. The Company sold 12,500 shares of its Series B convertible preferred stock (the "Series B Preferred Stock"), including warrants to purchase 343,750 shares of the Company's common stock. Net proceeds to the Company were approximately $11,660,000 after deducting approximately $840,000 in offering costs.

     The Series B Preferred Stock is convertible into shares of the Company's common stock, initially at $20.00. The conversion rate for the Series B Preferred Stock is subject to potential resets. The first will be on the date that a registration statement relating to the common stock issuable upon conversion of the Series B Preferred Stock is declared effective by the SEC and the second will be on the later of November 18, 2000 or three months after the effective date of the registration statement. The adjustment price on each such date shall be the then market price for the Company's common stock if lower than the then effective conversion price but will not be less than $8.00 per share.

     Due to the conversion feature associated with the Series B Preferred Stock, the Company must account for a beneficial conversion feature (a "Guaranteed Return") as additional preferred stock dividend. The computed value of the Guaranteed Return of $2,434,957 is limited to the relative fair value of the Series B Preferred Stock, which totaled $2,434,957 and is initially recorded as a reduction of the Series B Preferred Stock and an increase to additional paid-in capital. The Guaranteed Return reduction to the Series B Preferred Stock will be accreted, as additional dividends, by recording a charge to income available to common stockholders from the date of issuance to the earliest date of conversion.

     In connection with the 10% convertible note payable (See Note 6), the terms of the note payable agreement were amended on December 18, 1999 whereby the Company issued the note holder a five-year warrant to purchase 136,519 shares of the Company's common stock at an exercise price of $18.51 per share in consideration for the note holder's agreement to exchange the note for an amended note with terms more favorable for the Company to facilitate the sale of the Company's Series B Preferred Stock. The Company recorded deferred offering costs related to the Series B Preferred Stock for the issuance of the warrant valued at $2,311,475.

     The difference between the stated redemption value of $1,000 per share and the recorded value on February 18, 2000, totaling $12,500,000, will be accreted as a charge to income available to common stockholders on the date the Series B Preferred Stock is first convertible is comprised of the following:

        Guaranteed return                                         $ 2,434,957
        Value of common stock warrants                              6,913,568
        Value of common stock warrant issued to holder of 10%
          note payable                                              2,311,475
        Series B Preferred Stock offering costs                       840,000
                                                                  -----------
        Total accretion recorded                                  $12,500,000
                                                                  ===========

     The 343,750 common stock purchase warrants issued with the Series B Preferred Stock, valued at $7,038,891 based on the relative fair value of the warrants using the Black-Scholes option pricing model compared to the net proceeds received by the Company, entitles the holder to purchase one share of the Company's common stock for a purchase price initially set at $20.20, equal to 101% of the initial conversion price of the preferred stock at any time during the five-year period commencing on February 18, 2000. The exercise price for the warrants is subject to being reset based upon future market prices for the Company's common stock. The warrant was valued utilizing the Black-Scholes option pricing model using the following assumptions:

          Exercise price                                         $20.20
          Fair market value of common stock on grant date        $66.88
          Option life                                           5 Years
          Volatility rate                                           120%
          Risk free rate of return                                    0%
          Discount rate                                             6.7%

     Conversion of 10% Convertible Note Payable

     On February 18, 2000, the holder converted $2,500,000 of the outstanding Note Payable into 248,262 shares of the Company's common stock at an exercise price of $10.07 per share.

     Exercise of Common Stock Warrants

     During January and February 2000, holders of warrants exercised their right to purchase 451,515 shares of the Company's common stock resulting in proceeds to the Company totaling $4,976,226 as summarized in the following table:

                                               Common
                                                Stock          Exercise      Common       Proceeds
                                               Warrant           Price       Stock         To the
   Warrant Exercised                         Exercised         Per Share     Issued        Company
--------------------------------             ---------     -------------     -------     -----------
10% preferred stock warrants                    12,000            $15.00      12,000        180,000
IPO representative warrants                     90,727              8.10      84,042        645,789
Warrants issued in connection
  with the DCI merger                          105,269     6.61 to 10.16     103,607        887,410
Warrant issued in connection
  with 5% Preferred Stock                      100,000             16.33     100,000      1,633,000
Warrant issued to customer                       7,000              9.75       7,000         68,250
Warrant issued to 10%
  convertible note holder                      136,519             11.44     136,519      1,561,777
                                               -------                       -------     ----------
                                               451,515                       443,168     $4,976,226
                                               =======                       =======     ==========

     Included in the common stock issued in connection with the exercise of the IPO representative warrants and the warrants issued in connection with the DCI merger are 8,992 and 6,865 shares, respectively, issued to the holders as a result of utilizing the cashless exercise provision of the Agreements for the exercise of 11,000 and 8,527 warrants, respectively.

     Conversion of 10% Preferred Stock

     During January and February 2000, 85,000 shares of the 10% Preferred Stock, including accrued dividends payable of $173,027, were converted into 102,302 shares of the Company's common stock at conversion prices of $10.00 as summarized in the following table:

                                      Number of Shares
                                 -------------------------
                                   10%                         Common Stock
                                 Preferred        Common        Conversion
         Conversion Date           Stock           Stock       Price per Share
         ---------------         ---------        ------       ---------------
        January 11, 2000            80,000        96,240          $ 10.00

        February 14, 2000            5,000         6,062            10.00
                                                  ------          -------
                                                  85,000          102,302
                                                  ======          =======
     Lease Agreements

     On January 14, 2000, the Company entered into a two-year software license lease agreement which specifies an initial payment of $50,000 and thereafter quarterly payments of $54,412. Total lease payments will be $485,296. The lease is secured by a one-year cash certificate of deposit totaling $267,685.

     On February 2, 2000, the Company entered into a three-year lease for a second office location. Total lease payments are $61,539 in 2000, $63,693 in 2001 and $65,922 in 2002.

                        WEBB INTERACTIVE SERVICES, INC.
                               INDEX TO EXHIBITS
                 FORM 10-KSB (For Year Ended December 31, 1999)

(a)  Listing of Exhibits:

     2.1 Agreement and Plan of Merger dated March 19, 1998 among Webb, Durand Acquisition Corporation and Durand Communications, Inc. (1)
     2.2 Asset Purchase Agreement, including exhibits thereto, dated December 27, 1999, between Webb Interactive Services, Inc., Update Systems, Inc. and Kevin Schaff. (2)
     2.3 Agreement and Plan of Merger between Webb and NetIgnite, Inc., dated June 1, 1999 (3)
     3.1   Articles of Incorporation, as amended, of Webb (4)
     3.2   Bylaws of Webb (5)
     4.1   Specimen form of Webb's Common Stock certificate (6)
     4.2   Stock Option Plan of 1995 (5)
     4.3 Form of Incentive Stock Option Agreement for Stock Option Plan of 1995 (5)
     4.4 Form of Nonstatutory Stock Option Agreement for Stock Option Plan of 1995 (5)
     4.5   Form of Warrant issued in 1996 to private investors (5)
     4.6 Form of Warrant Agreement issued in 1997 and 1998 to private investors (1)
     10.1 Form of Nondisclosure and Nonsolicitation Agreement between Webb and its employees (4)
     10.2  Office Lease for Webb's principal offices commencing May 2000*
     10.3 Form of Change of Control Agreement between Webb and certain employees (7)
     10.4 Operating and Member Control Agreement dated March 10, 1999, among NetIgnite2, LLC, Webb and NetIgnite, Inc., Buy-Sell Agreement dated March 10, 1999, among NetIgnite2, LLC, Webb and NetIgnite, Inc. and Employment Agreement dated March 10, 1999, among Webb, NetIgnite2, LLC and Perry Evans (7)
     10.5 Electronic Banking Service Contract dated May 28, 1997 between Webb and Rockwell Federal Credit Union (7)
     10.6 Online Banking Service Agreement dated February 10, 1999 between Webb and CU Cooperative Systems, Inc. (7)
     10.7 Internet/Business Site Development & Host Agreement dated November 12, 1997, as amended January, 2000, between Webb and ReMax International, Inc.*
     10.8 Securities Purchase Agreement dated August 25, 1999 between Webb and Castle Creek (8)
     10.9  Promissory Note dated August 25, 1999 issued by Webb to Castle Creek
           (8)
     10.10 Amendment dated December 18, 1999 to Securities Purchase Agreement dated August 25, 1999 between Webb and Castle Creek (9)
     10.11 First Amendment dated December 18, 1999 to Promissory Note dated August 25, 1999 issued by Webb to Castle Creek (9)
     10.12 Stock Purchase Warrant dated December 18, 1999 issued by Webb to Castle Creek (9)
     10.13 Securities Purchase Agreement dated December 31, 1999, between Webb, Marshall Capital Management and Castle Creek. Included as exhibits to the Securities Purchase Agreement are the proposed form of Warrant and the Registration Rights Agreement (10)
     10.14 Articles of Amendment setting forth the terms of the Series B Convertible Preferred Stock (11)
     10.15 Development, Access and License Agreement, as amended, effective
           June 30, 1999 between Webb and Switchboard, Inc. (12)
     10.16 Engineering Services Agreement, effective June 30, 1999, between
           Webb and Switchboard, Inc. (12)
     13 The registrant intends to deliver to its shareholders a copy of 1999 Annual Report on form 10-KSB (without exhibits), in lieu of a separate Annual Report to Shareholders
     21    Subsidiaries of Webb Interactive Services, Inc.*
     23.1  Consent of Arthur Andersen LLP*
     27    Financial Data Schedule*
-----------------------------
*    Filed herewith.

(1) Filed with the Form 10-KSB Annual Report for the year ended December 31, 1997, Commission File No. 0-28462.
(2) Filed with the Form 8-K Current Report, filed January 14, 2000, Commission File No. 0-28642.
(3) Filed with the Form 10-QSB for the quarter ended June 30, 1999, Commission File No. 0-28642.
(4) Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
(5) Filed with the initial Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(6) Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.
(7) Filed with the Form 10-KSB Annual Report for the year ended December 31, 1998, Commission File No. 0-28462.
(8) Filed with the Form 8-K Current Report, filed September 2, 1999, Commission File No. 0-28642.
(9) Filed with Amendment No. 2 to Webb's Registration Statement on Form S-3, filed January 3, 2000, Commission File No. 333-87887
(10) Filed with the Form 8-K Current Report, filed January 5, 2000, Commission File No. 0-28642.
(11) Filed with the Form 8-K Current Report, filed February 25, 2000, Commission File No. 0-28642.
(12) Filed with the Registration Statement on Form S-3, filed September 2, 1999, Commission File No. 333-86465.