Form 10QSB
period 2000-03-31
WEBB INTERACTIVE SERVICES INC
filed 2000-05-12
CIK 1011901

                            FORM 10-QSB - Quarterly
    Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of l934.

For the period ended March 31, 2000.
                     ---------------

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

For the transition period from ___________________ to ____________________.

Commission File Number         0-28462.
                       ----------------

WEBB INTERACTIVE SERVICES, INC.
-------------------------------
(Exact name of registrant as specified in its charter)

COLORADO                                          84-1293864
------------------------------------------------------------
(State or other jurisdiction                 I.R.S. Employer
of incorporation or organization         Identification No.)

1899 WYNKOOP, SUITE 600, DENVER, CO          80202
-----------------------------------------------------
(Address of principal executive offices)    (Zipcode)

(303) 296-9200
--------------
(Registrant's telephone number, including area code)

1800 GLENARM PLACE, SUITE 700, DENVER, CO    80202
-----------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ]  YES  [   ]  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of May 3, 2000, Registrant had 9,104,226 shares of common stock outstanding.

-----------------------

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES

                                     Index
                                     -----

                                                                                                              Page
                                                                                                             ------
Part I.    Financial Information

           Item 1.  Unaudited Financial Statements

           Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999                                 3

           Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999               4

           Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999             5-6

           Notes to Consolidated Financial Statements                                                          7-14

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     15-29

Part II.   Other Information

           Item 1, 3 and 5.  Not Applicable                                                                      30

           Item 2.  Changes in Securities and Use of Proceeds                                                    30

           Item 4.  Submission of Matters to a Vote of Security Holders                                          30

           Item 6.  Exhibits and Reports on Form 8-K                                                          31-32

Signatures                                                                                                       33

                         ----------------------------

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

                                    PART I

                            FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                              March 31,      December 31,
                                                                                                2000             1999
                                                                                            ------------     ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents                                                                 $ 17,595,899     $  4,164,371
  Accounts receivable, net of allowance of doubtful accounts of $4,000                           623,736          107,132
  Prepaid expenses                                                                               272,214          399,217
  Short-term deposits                                                                            923,374          444,545
                                                                                            ------------     ------------
              Total current assets                                                            19,415,223        5,115,265
Property and equipment, net of accumulated depreciation of $1,635,800 and $1,402,158,
 respectively                                                                                  2,763,600        2,352,489

Intangible assets, net of accumulated amortization of $4,560,606 and
  $2,523,351, respectively                                                                    20,480,277       12,503,047
Deferred financing costs                                                                         153,115        2,649,517
Other assets                                                                                       4,216            4,216
                                                                                            ------------     ------------
              Total assets                                                                  $ 42,816,431     $ 22,624,534
                                                                                            ============     ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital leases payable                                                 $    100,057     $    108,525
  Accounts payable and accrued liabilities                                                     1,187,109          841,440
  Accrued salaries and payroll taxes payable                                                     836,032        1,059,338
  Accrued interest payable                                                                        95,892          126,028
  Customer deposits and deferred revenue                                                         183,266          227,882
                                                                                            ------------     ------------
              Total current liabilities                                                        2,402,356        2,363,213

Capital leases payable                                                                            88,282          115,493
10% convertible note payable, net of discount of $444,039 and
  $947,710, respectively                                                                       2,055,961        4,052,290
Commitments and contingencies
Stockholders' equity
  Preferred stock, no par value, 5,000,000 shares authorized:
     Series B convertible preferred stock, 12,500 and none shares issued and outstanding,
      respectively                                                                            12,500,000                -

     10% redeemable, convertible preferred stock, 10% cumulative return; none and 85,000 shares issued and outstanding, respectively, including dividends payable of none
      and $170,295, respectively                                                                       -        1,020,295



  Common stock, no par value, 20,000,000 shares authorized, 9,058,539 and 7,830,028
   shares issued and outstanding, respectively                                                73,722,923       49,513,769

  Warrants and options                                                                        13,302,943        8,612,322
  Deferred compensation                                                                         (348,225)        (412,707)
  Accumulated deficit                                                                        (60,907,809)     (42,640,141)
                                                                                            ------------     ------------
              Total stockholders' equity                                                      38,269,832       16,093,538
                                                                                            ------------     ------------
              Total liabilities and stockholders' equity                                    $ 42,816,431     $ 22,624,534
                                                                                            ============     ============

       The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                  --------------------------------------
                                                                                      2000                       1999
                                                                                  ------------               -----------
Net revenues                                                                      $  1,009,822               $   288,282
Cost of revenues                                                                       762,924                   187,826
                                                                                  ------------               -----------
 Gross margin                                                                          246,898                   100,456
                                                                                  ------------               -----------
Operating expenses:
 Sales and marketing expenses                                                          484,767                   509,859
 Product development expenses                                                        1,144,579                   598,840
 General and administrative expenses                                                 1,791,948                 1,484,545
 Depreciation and amortization                                                       2,207,043                   108,229
                                                                                  ------------               -----------
                                                                                     5,628,337                 2,701,473
                                                                                  ------------               -----------
 Loss from operations                                                               (5,381,439)               (2,601,017)
Interest income                                                                        161,887                    50,301
Equity loss in subsidiary                                                                    -                   (21,949)
Interest expense                                                                      (174,990)                   (4,159)
                                                                                  ------------               -----------
Net loss                                                                            (5,394,542)               (2,576,824)
Preferred stock dividends                                                             (373,126)                  (46,013)
Accretion of preferred stock to redemption value                                   (12,500,000)               (3,000,000)
Accretion of preferred stock for guaranteed return in excess
 of redemption value                                                                         -                (1,158,563)
                                                                                  ------------               -----------
Net loss available to common stockholders                                         $(18,267,668)              $(6,781,400)
                                                                                  ============               ===========
Loss per share, basic and diluted                                                       $(2.11)                   $(1.28)
                                                                                  ============               ===========
Weighted average shares outstanding, basic and diluted                               8,667,640                 5,313,368
                                                                                  ============               ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

               WEBB INTERACTIVE SERVICES, Inc. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                   -------------------------------------
                                                                                       2000                      1999
                                                                                   -----------               -----------
Cash flows from operating activities:
 Net loss                                                                          $(5,394,542)              $(2,576,824)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                     2,270,898                   108,229
   Accrued interest income on advances to DCI                                                -                   (22,050)
   Reduction in note receivable for services received from DCI                               -                   272,276
   Stock and stock options issued for services                                         175,170                   140,229
   Equity loss in subsidiary                                                                 -                    21,949
   Amortization of 10% convertible note payable discount                                50,381                         -
   Amortization of 10% convertible note payable financing costs                         24,480                         -
 Changes in operating assets and liabilities:
   Increase in accounts receivable                                                    (516,604)                  (38,638)
   Decrease in inventory                                                                     -                    25,933
   Decrease in prepaid expenses                                                        127,003                    34,260
   Increase in short-term deposits and other assets                                   (478,829)                  (18,072)
   Increase (decrease) in accounts payable and accrued liabilities                     280,669                  (346,738)
   Decrease in accrued salaries and payroll taxes payable                             (223,306)                  (68,516)
   Decrease in accrued interest payable                                                (30,136)                        -
   (Decrease) increase in customer deposits and deferred revenue                       (44,616)                  264,400
                                                                                   -----------               -----------
   Net cash used in operating activities                                            (3,759,432)               (2,203,562)
                                                                                   -----------               -----------
Cash flows from investing activities:
 Purchase of property and equipment                                                   (598,822)                 (224,883)
 Cash advances to DCI                                                                        -                  (349,579)
 Payment of acquisition costs                                                                -                    (1,031)
 Investment in subsidiary                                                                    -                   (27,620)
                                                                                   -----------               -----------
   Net cash used in investing activities                                              (598,822)                 (603,113)
                                                                                   -----------               -----------
Cash flows from financing activities:
  Payments on capital leases                                                           (35,679)                   (8,543)
  Proceeds from exercise of stock options and warrants                               6,165,461                 1,012,633
  Proceeds from issuance of series B preferred stock and warrants                   12,500,000                         -
  Proceeds from issuance of series C preferred stock                                         -                 3,000,000
  Stock offering costs                                                                (840,000)                 (244,500)
                                                                                   -----------               -----------
   Net cash provided by financing activities                                        17,789,782                 3,759,590
                                                                                   -----------               -----------
Net increase in cash and cash equivalents                                           13,431,528                   952,915
Cash and cash equivalents, beginning of period                                       4,164,371                   698,339
                                                                                   -----------               -----------
Cash and cash equivalents, end of period                                           $17,595,899               $ 1,651,254
                                                                                   ===========               ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                        WEBB INTERACTIVE SERVICES, INC.
               CONSOLIDATED Statements of Cash Flows (Continued)
                                  (UNAUDITED)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                   -------------------------------------
                                                                                       2000                      1999
                                                                                   -----------               -----------
Supplemental disclosure of cash flow information:

Cash paid for interest                                                             $   130,265                $    4,519
Supplemental schedule of non-cash investing and financing activities:
   Common stock and warrants issued in business combinations                       $ 9,995,417                $        -
   Accretion of preferred stock to redemption value                                 12,500,000                 3,000,000
   Accretion of preferred stock for guaranteed return in excess of
         redemption value                                                                    -                 1,158,563
   Preferred stock dividends paid or to be paid in common stock                        373,126                   469,013
   Preferred stock and dividends converted to common stock                           1,023,028                 5,686,707
   Common stock warrants issued for offering costs                                   2,311,475
   10% note payable converted to common stock                                        1,886,263                         -
   Capital leases for equipment                                                              -                    35,000

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES

                     MARCH 31, 2000 AND DECEMBER 31, 1999

                                  (UNAUDITIED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements include the accounts of Webb Interactive Services, Inc. and its wholly-owned Subsidiaries (collectively "Webb" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared without audit pursuant to rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. The interim financial statements should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

NOTE 2 - REVENUE RECOGNITION

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

     Revenue from professional services billed on a time and materials basis is recognized as performed. Revenue from fixed price long-term contracts is recognized on the percentage of completion method for individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs. The Company's use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, the Company uses the completed contract method of accounting whereby revenue is recognized when the work is completed. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

     Revenue from service bureau fees is recognized in the month the service is provided.

     Revenue from maintenance and support agreements is recognized on a straight-line basis over the life of the related agreement.

     The Company follows the interpretations of EITF 00-3, "Application of AICPA SOP 97-2, "Software Revenue Recognition," to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," for hosting arrangements. Under the EITF consensus, if the customer has the contractual right to take possession of the software at anytime during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software, then the software portion of the arrangement is accounted for under SOP 97-2. If the customer does not have this right, then the fee for the entire arrangement is recognized on a straight-line basis over the life of the related arrangement.

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

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting impact of SAB 101 is required to be determined no later than the Company's second fiscal quarter of 2000. If the Company determines that its revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will require the Company to restate its first quarter 2000 results to reflect a cumulative effect of a change in accounting principle as if SAB 101 had been implemented on January 1, 2000. The Company is currently reviewing SAB 101 to determine what impact, if any, the adoption of SAB 101 will have on its financial position and results of operations.

     The Company believes its current revenue recognition policies and practices are consistent with the provisions of SOP 97-2, as amended by SOP 98-4 and SOP 98-9, which were issued by the American Institute of Certified Public Accountants as well as other authoritative literature. Implementation guidelines for these standards, as well as potential new standards, including SAB 101, could lead to unanticipated changes in the Company's current revenue recognition policies. Such changes could affect the timing of the Company's future revenue and results of operations.

     Estimates of returns and allowances are recorded in the period of the sale based on the Company's historical experience and the terms of individual transactions.

     Net revenues are comprised of the following:

                                                              Three Months Ended
                                                                   March 31,
                                                         ------------------------------
                                                            2000                 1999
                                                         ----------            --------
Net revenues:
 Licenses                                                $  681,727            $ 48,020
 Service bureau application provider service fees            82,069              58,309
 Services                                                   246,026              64,444
 Hardware and third party software                                -             117,509
                                                         ----------            --------
 Total net revenues                                      $1,009,822            $288,282
                                                         ==========            ========

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133" (SFAS 137). SFAS 137 delays the effective date of SFAS 133 to financial quarters and financial years beginning after June 15, 2000. The Company does not typically enter into arrangements that would fall under the scope of Statement No. 133 and thus, management believes that SFAS 133 will not significantly affect the Company's financial condition and results of operations.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). The Interpretation clarifies the application of APB No. 25 for certain issues related to equity based instruments issued to employees. FIN No. 44 is effective on July 1, 2000, except for certain transactions, and will be applied on a prospective basis. Management believes that FIN No. 44 will not have a significant impact on its financial statements.

NOTE 4 - BUSINESS ACQUISITION

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

Total consideration for the merger is as follows:

Value of common stock issued                             $ 8,630,741
Value of options issued                                    1,364,676  (a)
Acquisition expenses                                          65,000
                                                         -----------
Total purchase price                                     $10,060,417
                                                         ===========

(a) 49,704 options issued, valued using the Black-Scholes option pricing model using the following assumptions:

Exercise prices                                               $ 4.33
Fair market value of common stock on measurement date         $29.50
Option lives                                                 5 years
Volatility rate                                                 104%
Risk-free rate of return                                        5.0%
Dividend rate                                                     0%

The purchase price was allocated to the assets acquired based on their fair market values as follows:

Acquired property and equipment                          $    45,932
Developed technologies, goodwill and other intangibles    10,014,485
                                                         -----------
Total assets acquired                                    $10,060,417
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

NOTE 5 - GOODWILL

     Goodwill is being amortized on a straight-line basis over three years. Subsequent to acquisitions which result in goodwill, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net income or cash flows, as appropriate, over the remaining life of the goodwill in measuring whether the goodwill is recoverable. The Company recorded $2,037,255 and none of goodwill amortization expense for the three months ended March 31, 2000 and 1999, respectively. As of March 31, 2000, $7,365,415 of the Company's intangible assets consisted of goodwill.

     None of the businesses acquired by the Company were profitable prior to their acquisition. Accordingly, and due to other risks and uncertainties discusses herein, it is possible that an analysis of these long-lived assets in future periods could result in a conclusion they are impaired, and the amount of impairment could be substantial.

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

                                                                March 31,
                                                      ------------------------------
                                                         2000                1999
                                                      ---------            ---------
Stock options                                         3,365,691            1,755,015
10% convertible note payable                            248,262                    -
Warrants and underwriter options                        785,682            1,190,612
Series B preferred stock                                625,000                    -
10% preferred stock                                      -                    95,596
Series C preferred stock                                 -                    40,651
                                                      ---------            ---------
Total                                                 5,024,635            3,081,874
                                                      =========            =========

     The number of shares excluded from the earning per share calculation because they are anti-dilutive, using the treasury stock method, were 3,899,383 and 1,817,248 for the three months ended March 31, 2000 and 1999, respectively.

NOTE 7 - SERIES B PREFERRED STOCK

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

     The series B preferred stock is convertible into shares of the Company's common stock, initially at $20.00. The conversion rate for the series B preferred stock is subject to a potential reset. The conversion price will be reset on November 11, 2000 at which time the conversion price is fixed at the lower of $20.00 or the average closing bid price of the Company's common stock for 10 days ending on November 10, 2000 or the closing bid price of the Company's common stock on November 10, 2000.

     The terms of the10% convertible note payable agreement, issued on August 25, 1999, were amended on December 18, 1999 whereby the Company issued the note holder a five-year warrant to purchase 136,519 shares of the Company's common stock at an exercise price of $18.51 per share in consideration for the note holder's agreement to exchange the note for an amended note with terms more favorable for the Company. As this transaction was consummated to facilitate the sale of the Company's series B preferred stock, the Company recorded the fair value of the warrant totalling $2,311,475 as offering costs related to the series B preferred stock.

     The Company also issued 343,750 common stock purchase warrants with the series B preferred stock, valued at $6,913,568 based on the relative fair value of the warrants using the Black-Scholes option pricing model compared to the net proceeds received by the Company, entitles the holder to purchase one share of the Company's common stock for a purchase price initially set at $20.20, equal to 101% of the initial conversion price of the preferred stock at any time during the five-year period commencing on February 18, 2000. The exercise price for the warrants is subject to being reset based upon future market prices for the Company's common stock every 90 days commencing May 15, 2000 until January 20, 2003. If the current exercise price is higher than the current market price (the lower of the average closing bid prices for the 10-day period ending on such date or the closing bid price on such date), the exercise price will be reset to the market price.

     The warrant was valued utilizing the Black-Scholes option pricing model using the following assumptions:

Exercise price                                                $20.20
Fair market value of common stock on grant date               $66.88
Option life                                                  5 years
Volatility rate                                                 120%
Risk-free rate of return                                        6.7%
Discount rate                                                     0%

     Due to the conversion feature associated with the series B preferred stock, the Company accounted for a beneficial conversion feature (a "Guaranteed Return") as an additional preferred stock dividend. The computed value of the Guaranteed Return of $2,434,957 is limited to the relative fair value of the series B preferred stock, which totalled $2,434,957, and was initially recorded as a reduction of the series B preferred stock and an increase to additional paid-in capital. The Guaranteed Return reduction to the series B preferred stock was accreted on the date of issuance, as additional dividends, by recording a charge to income available to common stockholders from the date of issuance to the earliest date of conversion.

     The difference between the stated redemption value of $1,000 per share and the recorded value on February 18, 2000, totalling $12,500,000, was accreted as a charge to income available to common stockholders on the date of issuance (the date on which the series B preferred stock is first convertible) and was comprised of the following:

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
                                                                    ===========

NOTE 8. - CONVERSION OF 10% CONVERTIBLE NOTE PAYABLE

     On February 18, 2000, the holder converted $2,500,000 of the outstanding Note Payable into 248,262 shares of the Company's common stock at an exercise price of $10.07 per share.

NOTE 9. - ISSUANCE OF COMMON STOCK

     On March 16, 2000, the Company executed a two-month consulting agreement with a financial consulting firm to enhance Company activities in corporate finance, mergers and acquisitions, and public and investor relations. In addition, if the consulting firm introduces the Company to a lender or equity purchaser, the Company is required to pay the consultant a cash fee at the time of closing. To date, the Company has not paid a cash fee for this service. In connection with the agreement, the Company issued 3,000 restricted shares of its common stock for services provided and recorded expense totalling $110,688 valued at the fair market value on the day the services were provided. The Company also issued an additional 12,000 restricted shares of its common stock during April 2000 related to this agreement (See Note 13 for services rendered subsequent to March 31, 2000).

NOTE 10 - EXERCISE OF COMMON STOCK WARRANTS

     During the three months ended March 31, 2000, holders of warrants exercised their right to purchase 492,217 shares of the Company's common stock resulting in net proceeds to the Company totalling $5,374,416, after deducting $93,707 in commissions, as summarized in the following table:

                                         Common
                                          Stock              Exercise               Common              Proceeds
                                         Warrant               Price                Stock                to the
       Warrant Exercised                Exercised            Per Share              Issued               Company
-------------------------------       -------------       ---------------       --------------       ---------------
10% preferred stock warrants                 35,000                $15.00               35,000            $  525,000
IPO representative warrants                 101,870                  8.10               99,870               736,047
Warrants issued in connection
 with the DCI merger                        111,828         6.61 to 10.16              110,166               944,049

Warrant issued in connection
 with 5% Preferred Stock                    100,000                 16.33              100,000             1,633,000

Warrant issued to customer                    7,000                  9.75                7,000                68,250
Warrant issued to 10%
 convertible note holder                    136,519                 11.44              136,519             1,468,070
                                      -------------                             --------------       ---------------
                                            492,217                                    488,555            $5,374,416
                                      =============                             ==============       ===============

     Included in the common stock issued in connection with the exercise of the IPO representative warrants and the warrants issued in connection with the DCI merger are 9,000 and 6,865 shares, respectively, issued to the holders as a result of utilizing the cashless exercise provision of the Agreements for the exercise of 11,000 and 8,527 warrants, respectively.

NOTE 11 - CONVERSION OF 10% PREFERRED STOCK

     During the three months ended March 31, 2000, 85,000 shares of the 10% preferred stock, including accrued dividends payable of $173,028, were converted into 102,302 shares of the Company's common stock at conversion prices of $10.00 as summarized in the following table:

                                           Number of Shares
                             --------------------------------------------            Common Stock
                               10% Preferred                Common                    Conversion
   Conversion Date                 Stock                     Stock                  Price per Share
----------------------       ------------------       -------------------       ---------------------
January 11, 2000                         80,000                    96,240                      $10.00
February 14, 2000                         5,000                     6,062                       10.00
                             ------------------       -------------------
                                         85,000                   102,302
                             ==================       ===================

NOTE 12 - BUSINESS SEGMENT INFORMATION

     The Company supports products and services that simplify and support e-commerce transactions in local markets by providing an interactive framework of local commerce and community-based services comprised of publishing, content management, community-building and communications. In addition, the Company supports products and services for electronic banking applications, targeting credit unions, community banks, and savings and loan institutions with a full line of e-banking transaction processing and account management services. The Company has three reportable business segments: Local Commerce, e-Banking and Jabber.com.

     Local Commerce consists of XML based Internet application solutions which provide merchants options for reaching their target customers through simple tools that publicize their company, product and service offerings; buyers to quickly find rich information about merchants and their offerings; and buyers and sellers a more effective and efficient transaction.

     e-Banking consists of an online banking solution, marketed generally to financial institutions having less than $500 million in assets, using a service bureau approach to e-banking, which enables institutions to provide many of the capabilities and services available to the larger financial institutions without the cost associated with the development of institution-specific systems.

     Jabber.com consists of XML based open source Internet application products which incorporates instant messaging as a key application for commerce-oriented dialogs between businesses and consumers. At March 31, 2000, the Company had not earned any revenues in connection with this business segment.

     Corporate Activities consists of general corporate expenses, including capitalized costs that are not allocated to specific business segments. Assets of corporate activities include unallocated cash, receivables, prepaid expenses, note receivable, deferred acquisition costs, deposits, intangible assets acquired in mergers, and corporate use of property and equipment.

                                                                       March 31, 2000           December 31, 1999
                                                                      -----------------         -----------------
Assets
--------------------------------------------------------------------
Local commerce                                                              $ 2,187,785               $ 1,651,481
e-Banking                                                                       743,301                   714,216
Jabber.com                                                                       16,290                         -
Corporate activities                                                         39,869,055                20,258,837
                                                                     ------------------         -----------------
Total                                                                       $42,816,431               $22,624,534
                                                                      =================         =================
Property and Equipment, net
-------------------------------------------------------------------
Local commerce                                                               $1,646,759                $1,378,408
e-Banking                                                                       643,357                   683,890
Jabber.com                                                                       16,289                         -
Corporate activities                                                            457,195                   290,191
                                                                     ------------------         -----------------
Total                                                                        $2,763,600                $2,352,489
                                                                     ==================         =================

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                      -------------------------------------------
                                                                             2000                      1999
                                                                      -----------------         -----------------
Net Revenues
--------------------------------------------------------------------
Local commerce                                                               $  812,553                  $215,835
e-Banking                                                                       197,269                    72,447
                                                                     ------------------         -----------------
Total net sales                                                              $1,009,822                  $288,282
                                                                      =================         =================
                                                                                                      $(1,235,720)
Net Loss
--------------------------------------------------------------------
Local commerce                                                              $(1,648,086)               $(1,235,720)
e-Banking                                                                       (40,589)                  (107,645)
Jabber.com                                                                      (63,249)                         -
Corporate activities                                                         (3,642,618)                (1,233,459)
                                                                     ------------------         ------------------
Net loss                                                                    $(5,394,542)               $(2,576,824)
                                                                      =================          =================
Depreciation and Amortization
--------------------------------------------------------------------
Local commerce                                                               $   62,259                  $  44,073
e-Banking                                                                        41,014                     35,247
Jabber.com                                                                          276                          -
Corporate activities                                                          2,103,494                     28,909
                                                                     ------------------         ------------------
Total                                                                        $2,207,043                   $108,229
                                                                      =================         ==================

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                      -------------------------------------------
                                                                                   2000                      1999
                                                                      -----------------         -----------------
Property and Equipment Additions
--------------------------------------------------------------------
Local commerce                                                                 $346,343         $          80,945
e-Banking                                                                             -                   114,754
Jabber.com                                                                       16,565                         -
Corporate activities                                                            235,914                    29,184
                                                                     ------------------         -----------------
Total                                                                          $598,822                  $224,883
                                                                     ==================         =================

NOTE 13 - SUBSEQUENT EVENTS

     On April 17, 2000, the Company loaned an officer $100,000 and issued a demand promissory note with stated interest of 8% per annum. Monthly interest only payments commence July 1, 2000 until the note is paid in full.

     During April, 2000, the Company granted 12,000 restricted shares of its common stock to a financial consulting firm representing the remainder of its commencement bonus related to the two-month consulting agreement the Company entered into on March 16, 2000. The Company will record $136,203 of expense in April, 2000 for the issuance of the common stock, which was valued at the fair market value on the day the agreement was completed.

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

     During the first quarter of 2000, we acquired the assets of privately held Update Systems, Inc. See Note 4 to Consolidated Financial Statements.

     On February 18, 2000, we completed a private placement of 12,500 shares of our series B preferred stock and two five-year warrants representing the right to acquire 343,750 cumulative shares of our common stock at an exercise price of $20.20 per share in consideration for which we received $12,500,000 in gross proceeds. The series B preferred stock is convertible at any time from the date of issuance at $20.00, subject to certain reset provisions. The conversion price will be reset on November 11, 2000 at which time the conversion price is fixed at the lower of $20.00 or the average closing bid price of the Company's common stock for 10 days ending on November 10, 2000 or the closing bid price of the Company's common stock on November 10, 2000. The common stock purchase warrants are exercisable initially at $20.20 per share and are also subject to reset provisions. The exercise price for the warrants is subject to being reset based upon future market prices for the Company's common stock every 90 days commencing May 15, 2000 until January 20, 2003. If the current exercise price is higher that the current market price (the lower of the average closing bid prices for the 10-day period ending on such date or the closing bid price on such date), the exercise price will be reset to the market price.

     We have incurred losses from operations since inception. At March 31, 2000, we had an accumulated deficit of approximately $60.9 million. The accumulated deficit at March 31, 2000, included approximately $35.1 million of non-cash expenses related to the issuance of preferred stock and warrants in financing transactions, stock and stock options issued for services, warrants issued to four customers, interest expense on the 10% convertible note payable and amortization of assets acquired in consideration for the issuance of our securities. Based on applicable current accounting standards, we estimate that we will be required to record a non-operating expense of approximately $189,000 in the remainder of 2000, $251,000 in 2001 and $158,000 in 2002 in connection with the issuance of our 10% convertible note, unless it is converted to common stock prior to its maturity date. We also recorded additional non-cash charges of $12.5 million in the first quarter of 2000 in connection with the issuance of series B convertible preferred stock. While these charges do not affect our operating losses or working capital, they do result in a decrease in our net income available to common stockholders. Additionally, during the first quarter of 2000, we recorded a non-cash charge for preferred stock dividends of approximately $373,000 and non-cash interest expense of approximately $75,000 in connection with the sale of our 10% convertible note payable.

     Loss from operations, net loss, net loss available to common stockholders and loss per share, were overstated in our press release for the first quarter due to an overstatement by approximately $511,000 in our general and administrative expenses for the quarter. The preliminary results and the actual results for these items are as follows:

                                                 Preliminary
                                                   Reported
                                                    Numbers                    Actual
                                                -------------               ------------
Loss from operations                             $ (5,893,251)              $ (5,381,439)
Net loss                                           (5,906,354)                (5,394,542)
Net loss available to common stock holders        (18,779,480)               (18,267,668)
Loss per share, basic and diluted                $      (2.17)              $      (2.11)

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting impact of SAB 101 is required to be determined no later than the second fiscal quarter of 2000. If we determine that our revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will require us to restate our first quarter 2000 results to reflect a cumulative effect of a change in accounting principle as if SAB 101 had been implemented on January 1, 2000. We are currently reviewing SAB 101 to determine what impact, if any, the adoption of SAB 101 will have on our financial position and results of operations.

Results of Operations

     The following table sets forth for the periods indicated the percentage of net revenues by items contained in the Statements of Operations. All percentages are calculated as a percentage of total net revenues, with the exception of cost of revenues which are calculated based on the respective net revenue amounts.

                                                                         For the Three Months Ended March 31,
                                                                     ---------------------------------------------
                                                                            2000                       1999
                                                                     ------------------         ------------------
Net revenues:
 Licenses                                                                          67.5%                      17.8%
 Service bureau fees                                                                8.1%                      20.2%
 Services                                                                          24.4%                      21.2%
 Hardware and software sales                                                          -                       40.8%
   Total net sales                                                                100.0%                     100.0%
                                                                     ------------------         ------------------
Cost of revenues:
 Cost of licenses                                                                  29.2%                     115.9%
 Cost of service bureau revenues                                                   54.3%                      20.8%
 Cost of services                                                                 208.4%                      40.1%
 Cost of hardware and software                                                        -                       80.1%
   Total cost of revenues                                                          75.6%                      65.2%
                                                                    -------------------        -------------------
Gross margin                                                                       24.4%                      34.8%
                                                                    -------------------        -------------------
Operating expenses:
 Sales and marketing expenses                                                      48.0%                     176.9%
 Product development expenses                                                     113.3%                     207.7%
 General and administrative expenses                                              177.5%                     515.0%
 Depreciation and amortization expenses                                           218.6%                      37.5%
                                                                    -------------------        -------------------
       Total operating expenses                                                   557.4%                     937.1%
Loss from operations                                                            (533.0)%                   (902.3)%
                                                                    -------------------        -------------------
Net loss                                                                        (534.2)%                   (893.9)%
Preferred stock dividends                                                        (37.0)%                    (16.0)%
Accretion of preferred stock to redemption value                               (1237.8)%                  (1040.6)%
Accretion of preferred stock for guaranteed return in excess of
 redemption value                                                                     -                    (401.9)%

                                                                    -------------------        -------------------
Net loss available to common stockholders                                      (1809.0)%                  (2352.3)%
                                                                    ===================        ===================

REVENUES:

     Local Commerce:

     Components of net revenues and cost of revenues from Local Commerce are as follows:

                                                 For the Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                   2000              1999
                                                 --------          --------
Net revenues:
 Licenses                                        $681,727          $ 48,020
 Services                                         130,826            50,306
 Hardware and third party software                      -           117,509
                                                 --------          --------
 Total net revenues                               812,553           215,835
                                                 --------          --------
Cost of revenues:
  Cost of licenses                                199,226            55,664
  Cost of services                                446,586            13,326
  Cost of hardware and third party software             -            94,155
                                                 --------          --------
 Total cost of revenues                           645,812           163,145
                                                 --------          --------
 Gross margin                                    $166,741          $ 52,690
                                                 ========          ========

     License revenues represent fees earned for granting customers licenses to use our AccelX software products and services which we began to sell in the second half of 1999. During the three months ended March 31, 2000 we recognized $438,900 from the sale of software licenses and $242,827 from recurring license fees. The software sale revenues were primarily from a sale to Vetconnect, Inc., a vertical portal that provides Internet services for veterinarians.
While our basic distribution model is to provide services to aggregators of small business on a revenue share basis, thereby providing us with recurring revenues as our distribution partners sell our services to their small business customers, late in 1999 we began offering to sell perpetual software licenses to those business that desire to acquire our software for integration into the services they provide to their customers. Sales of software licenses may continue to represent a significant portion of license revenue for at least the next several quarters as these sales are generally for significantly larger fees than are the initial fees paid by those distribution partners who agree to pay us a portion of their future revenues. We estimate that it will take those distribution partners up to one year or more after they commence distribution of our services to develop a significant enough base of small businesses using our services for these recurring revenues to become significant. Recurring license revenues for the first quarter of 2000 are primarily a result of fees earned from Switchboard, Inc. in the form of quarterly guaranteed minimum payments required to maintain limited exclusivity for our Site Builder services in a segment of the United States market.

     Services revenues consist principally of revenue derived from professional services for the customization of our software to customer specifications, assisting our customers in configuring and integrating our software applications, hosting fees as well as fees for ongoing maintenance, which consists of unspecified product upgrades and enhancements on a when-and-if-available basis. Our net revenues from services were $130,826 for the three months ended March 31, 2000, which represents an increase of 160.1% when compared with the similar 1999 period. The increase is primarily due to software support and maintenance fees we earned in connection with the services being provided to Switchboard, Inc. and Remax International, Inc.

     Revenues from hardware and software include the resale of computer hardware and third party software to customers generally in connection with implementing our local directory products and services. During the three months ended March 31, 1999, we sold equipment totalling $117,509 to customers with whom we have existing contracts to provide equipment. We do not anticipate significant revenues from hardware and equipment sales in future periods.

     As of March 31, 2000, we have revenue backlog from closed contracts totalling approximately $692,000 which we expect to recognize as revenue during 2000.

     E-Banking:

     Components of net revenues and cost of revenues from e-banking are as follows:

                                                   For the Three Months Ended
                                                           March 31,
                                                   --------------------------
                                                     2000              1999
                                                   --------           -------
Net revenues:
 Service bureau and hosting fees                   $ 82,069           $58,309
 Services                                           115,200            14,138
                                                   --------           -------
 Total net revenues                                 197,269            72,447
                                                   --------           -------
Cost of revenues:
  Cost of service bureau and hosting fees            49,766            12,141
  Cost of services                                   67,346            12,540
                                                   --------           -------
 Total cost of revenues                             117,112            24,681
                                                   --------           -------
 Gross margin                                      $ 80,157           $47,766
                                                   ========           =======

     Service bureau and hosting revenues represent fees earned for providing online banking application services to our e-banking customers. The 40.7% increase in these fees in the first quarter of 2000 compared to the first quarter of 1999 is due to revenue from a new credit union customer that went online during the fourth quarter of 1999.

     Services revenues consist of revenue derived from professional services for the customization of our software to customer specifications. The 714.8% increase in these fees in the first quarter of 2000 compared to the first quarter of 1999 is primarily due to fees we earned from the CU Cooperative Systems, Inc. which we are recognizing on a percentage of completion basis.

     As of March 31, 2000, we have revenue backlog from closed contracts totalling approximately $488,000 which we expect to recognize as revenue during 2000.

COST OF REVENUES:

     Local Commerce:

     Cost of revenues as a percentage of net revenues was 79.5% for the three months ended March 31, 2000 compared to 75.6% for the similar 1999 period.

          Cost of license revenues - Cost of license revenues consists of compensation costs associated with assisting our customers in delivering our services to end users, third party content software license fees, and third party transaction fees. Cost of license revenues were $199,226 or 29.2% of net license revenues for the three months ended March 31, 2000, as compared to $55,664 or 115.9% of 1999 net license revenues for the similar 1999 period. The absolute dollar increase was primarily attributable to the amortization of a one-year third party software license we purchased to integrate directory functionality into our products as well as costs associated with delivering software enhancements for which we earn monthly license fees.

          Cost of service revenues - Cost of service revenues consists of compensation costs and consulting fees associated with performing custom programming, installation and integration services for our customers and support services as well as costs for hosting services which consist of costs to operate our network operating center. Cost of service revenues were $446,586 or 341.4% of net service revenues for the three months ended March 31, 2000, as compared to $13,326 or 26.5% of 1999 net service revenues for the similar 1999 period. The increase in costs was primarily due to costs incurred to operate our network operating center, which we began operating during the second quarter of 1999, and costs associated with delivering Internet access and content to the customers of our distribution partners. Our network operating center has been built to accommodate our current customer base and our contract backlog as well as our projected growth. Consequently, the current cost to operate the network operating center is high compared to current revenues and will remain relatively high for at least the next several quarters as we continue to build this business.

          Cost of Hardware and third party software revenues - Cost of hardware and software revenues consists of computer and third party software purchased for resale to cable operators. Due to the change in our business model whereby we offer services to our customers, equipment sales are not expected to be significant in future periods.

     E-Banking:

     Cost of revenues as a percentage of net revenues was 59.4% for the three months ended March 31, 2000 compared to 34.1% for the similar 1999 period.

          Cost of service bureau and hosting fees - Cost of service bureau fees consists of compensation costs for customer service, help desk fees, third party software support agreements and Internet connectivity costs. Cost of service bureau fees was $49,766 or 60.6% of net service bureau fees for the three months ended March 31, 2000, as compared to $12,141 or 20.8% of 1999 net license revenues for the similar 1999 period. The absolute dollar increase was primarily attributable to an increase in the number of credit union members using the services, including costs associated with a second credit union which began using our services during the fourth quarter of 1999.

          Cost of service revenues - Cost of service revenues consists of compensation costs associated with performing custom programming and design and integration services for our customers. Cost of service revenues was $67,346 or 58.5% of net service revenues for the three months ended March 31, 2000, as compared to $12,540 or 88.7% of 1999 net service revenues for the similar 1999 period. The increase in costs were primarily due to continued implementation of our e-banking solution for the CU Cooperative Systems, Inc. for which we earned slightly higher margins than for our professional services to customers already online.

OPERATING EXPENSES:

     Sales and marketing expenses consist primarily of employee compensation, advertising, trade show expenses, and costs of marketing materials. Sales and marketing expenses were $484,767 or 48.0% of net revenues for the three months ended March 31, 2000, as compared to $509,859 or 176.9% of net revenues for the similar 1999 period. The decrease in absolute dollars was primarily attributable to (i) lower employee compensation costs in the 2000 period due to three fewer employees and higher compensation costs incurred during the 1999 period related to costs paid to Durand Communications, Inc. prior to the consummation of the merger; and (ii) decrease in travel and entertainment expenses as a result of incurring more travel in the 1999 period related to servicing our cable distribution partners. These decreases were partially offset by increased costs associated with marketing consultants and recruiting expenses. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods but decrease as a percentage of net revenues as our revenues increase from current levels as we continue to market our products and services.

     Product development expenses consist primarily of employee compensation and programming fees relating to the development and enhancement of the features and functionality of our software products and services. Product development expenses were $1,144,579 or 113.3% of net revenues for the three months ended March 31, 2000 as compared to $598,840 or 207.7% of net revenues for the similar 1999 period. During the 2000 and 1999 three-month periods, all product development costs have been expensed as incurred. The increase in absolute dollars was due primarily to (i) an increase in employee compensation costs as a result of head count increasing from 27 to 50 technology personnel and an increase in contract labor to support the continued development of our products; and (ii) an increase in recruiting costs. We believe that significant investments in product development are critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase in future periods.

     General and administrative expenses consist primarily of employee compensation, consulting expenses, fees for professional services, and the non-cash expense of stock and warrants issued for services. General and administrative expenses were $1,791,948 or 177.5% of net revenues for the three months ended March 31, 2000, as compared to $1,484,545 or 515.0% of net revenues for the similar 1999 period. The increase in absolute dollars was primarily attributable to (i) an increase in employee compensation costs; (ii) increase in non-cash expense for stock and warrants issued for investor relation and consulting services; (iii) increases in regulatory filing fees and other costs associated with securities filings; and (iv) increases in investor relation expenses. In April, 2000, we entered into an agreement with Diamond Technology Partners Inc. to assist with the development of the business plan for our Jabber.com subsidiary. As a result, we expect to incur approximately $800,000 in fees for these services, to be paid in a combination of cash and capital stock in Jabber.com. We expect general and administrative expenses to decrease as a percentage of revenues as our revenues increase.

     Depreciation and amortization was $2,207,043 for the three months ended March 31, 2000, compared to $108,229 for the similar 1999 period. We recorded more depreciation expense in 2000 as a result of an increase in fixed assets primarily from construction of our network operating center and computer hardware and third party software to support the launch of our AccelX services, two new e-banking customers, and computer equipment to support our product development team. We also amortized the intangible assets and goodwill we acquired in the Durand Communications, NetIgnite, and Update Systems acquisitions and recorded $2,037,255 of amortization expense in the 2000 three-month period. As a result of these acquisitions, we expect to record approximately $6.1 million of such expenses in the remainder of 2000 and approximately $8.3 million of such expenses in 2001 and approximately $5.8 million in 2002. Because our business has never been profitable, and due to the other risk and uncertainties discussed herein, it is possible that an analysis of these long-lived assets in future periods could result in a conclusion that they are impaired, and the amount of the impairment could be substantial.

OTHER INCOME AND EXPENSE:

     Interest income was $161,887 for the three months ended March 31, 2000, compared to $50,301 for the similar 1999 period. We earn interest by investing surplus cash in highly liquid investment funds or AAA or similarly rated commercial paper.

     Interest expense was $174,990 for the three months ended March 31, 2000, compared to $4,159 for the similar 1999 period. During the 2000 three-month period, we recorded $170,751 of interest expense related to the 10% convertible note payable we issued in August 1999, including $95,890 of cash interest expense and non-cash charges of $50,381 and $24,480 related to amortization of the discount recorded for the issuance of a common stock purchase warrant and the amortization of financing fees, respectively.

NET LOSSES ALLOCABLE TO COMMON STOCKHOLDERS:

     Net loss allocable to common stockholders was $18,267,668 for the three months ended March 31, 2000, compared to $6,781,400 for the similar 1999 period. We recorded non-cash expenses for the following items:

                                                                                Three Months Ended March 31,
                                                                            -------------------------------------
                                                                               2000                      1999
                                                                            -----------                ----------
Amortization of intangible assets and goodwill                              $ 2,037,255                $        -
Amortization of discount and placement fees to interest expense
 related to the 10% convertible note payable                                     74,861                         -

Stock and warrants issued for services                                          175,170                   140,229
Preferred stock dividends                                                       373,126                    21,949
Accretion of preferred stock                                                 12,500,000                 4,158,563
                                                                            -----------                ----------
Total                                                                       $15,160,412                $4,320,741
                                                                            ===========                ==========

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

LIQUIDITY AND CAPITAL RESOURCES:

     As of March 31, 2000, we had cash and cash equivalents of $17,595,899 and working capital of $17,012,867. We financed our operations and capital expenditures and other investing activities during 2000 primarily through the sale of securities (See Notes 7 and 9 of Notes to Consolidated Financial Statements for information regarding these sales of securities).

     We used $3,759,432 in cash to fund our operations for the three months ended March 31, 2000, compared to $2,203,562 for the similar 1999 period. The increase in net cash used resulted primarily from the following: (i) an increase in costs paid for continued development of our XML-based AccelX products and services and e-banking applications; (ii) higher compensation costs paid to employees; (iii) increased direct costs and support costs associated with increased head count; and (iv) payment of 1999 bonuses in the first quarter of 2000.

     We used an additional $598,822 in cash for capital expenditures during the three months ended March 31, 2000, compared to $603,113 during the similar 1999 period. We purchased $598,822 of property and equipment and plan to purchase an additional $1.7 million during the balance of 2000, including computer equipment, software and leasehold improvements for our new corporate offices.

     We received $17,789,782 in operating capital from financing activities for the three months ended March 31, 2000, compared to $3,759,590 for the similar 1999 period. During the first quarter of 2000, we received funds from the following financing transactions:

     . On February 18, 2000, we sold 12,500 shares of our series B preferred stock with stated value of $1,000 per share, which resulted in net proceeds of $11,660,000; and

     . We received $6,165,461 in cash from the issuance of our common stock as a result of the exercise of common stock options and warrants.

     We believe that based on our cash and cash equivalents and working capital at March 31, 2000 and anticipated revenues and expenses, we have sufficient working capital to fund operations throughout fiscal 2001.

Factors That May Affect Future Results

     Factors that may affect our future results include, but are not limited to, the following items as well as the information in "Item 1 - Financial Statements
- Notes to the Consolidated Financial Statements" and "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     .    Ability to develop and introduce new product and service offerings;
          and

     . Ability to adjust the business plan to address marketplace and technological changes.

There is no assurance we will be successful in addressing these risks. If we are unable to successfully address these risks our business could be significantly affected.

     We have accumulated losses since inception and we anticipate that we will continue to accumulate losses for the foreseeable future. We have incurred net losses since inception totalling approximately $60.9 million through March 31, 2000. In addition, we expect to incur additional substantial operating and net losses in 2000 and for one or more years thereafter. We expect to incur these additional losses because:

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

     The accumulated deficit at March 31, 2000, included approximately $35.1 million of non-cash expenses related to the issuance of preferred stock and warrants in financing transactions, stock and stock options issued for services, warrants issued to four customers, interest expense on a 10% convertible note payable and amortization of assets acquired through the issuance of our securities. The current competitive business environment may result in our issuance of similar securities in future financing transactions or to other companies as an inducement for them to enter into a business relationship with us. While these transactions represent non-cash charges, they will increase our expenses and net loss and our net loss available to common shareholders.

     If we are unable to raise additional working capital funds, we may not be able to sustain our operations. We believe that our present cash and cash equivalents, working capital and commitments for additional equity investments will be adequate to sustain our current level of operations throughout fiscal 2001. However, we may discover that we have underestimated our working capital needs, and we may need to obtain additional funds prior to 2002. There is no assurance that we will be able to raise additional funds if required in amounts required or upon acceptable terms. If we cannot raise additional funds when needed, we may be required to curtail or scale back our operations. These actions could have a material adverse effect on our business, financial condition or results of operations.

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

     Because of the new and evolving nature of the Internet, we cannot predict whether our revenue model will prove to be viable, whether demand for our products and services will materialize at the prices we expect to charged, or whether current or future pricing levels will be sustainable. Additionally, our customer contracts may result in significant development revenue in one quarter, which will not recur in the next quarter for that customer. As a result, it is likely that components of our revenue will be volatile, which may cause our stock price to be volatile as well.

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

     A limited number of our customers generate a significant portion of our revenues. We had three customers representing 72% of revenues for the three months ended March 31, 2000, and four customers representing 93% of revenues for the similar 1999 period. There is no assurance that we will be able to attract or retain major customers. The loss of, or reduction in demand for products or services from major customers could have a material adverse effect on our business, operating results, cashflow and financial condition.

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

     The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock. Our common stock closed as high as $67.75 per share and as low as $9.96 per share between January 1, 2000 and May 3, 2000. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

     . Price and volume fluctuations in the stock market at large that do not relate to our operating performance;

     .    Fluctuations in our quarterly revenue and operating results;

     .    Announcements of product releases by us or our competitors;

     . Announcements of acquisitions and/or partnerships by us or our competitors; and

     . Increases in outstanding shares of common stock upon exercise or conversion of derivative securities.

     These factors may continue to affect the price of our common stock in the future.

     We have issued numerous options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of May 3, 2000, we had issued warrants and options to acquire 4,363,662 shares of our common stock, exercisable at prices ranging from $1.63 to $58.75 per share, with a weighted average exercise price of approximately $15.00 per share. In addition to these warrants and options, we have reserved 1,875,000 shares of common stock for issuance upon conversion of our 10% convertible note and series B convertible preferred stock. During the terms of these derivative securities, the holders will have the opportunity to profit from either an increase or, in the case of the preferred stock and note, decrease in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the respective exercise or conversion price. In addition, the increase in the outstanding shares of our common stock as a result of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by the purchasers of our common stock.

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

     Future sales of our common stock in the public market could adversely affect the price of our common stock. Sales of substantial amounts of common stock in the public market that is not currently freely tradable, or even the potential for such sales, could have an adverse affect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of May 3, 2000, these shares consist of:

     . Approximately 310,000 shares owned by our executive officers and directors of our outstanding common stock ("Affiliate Shares");

     . Up to 1,875,000 shares issuable upon conversion of the 10% convertible note and series B preferred stock; and

     .    Approximately 4,363,662 shares issuable to warrant and option holders.

     Unless the Affiliate Shares are further registered under the securities laws, they may not be resold except in compliance with Rule 144 promulgated by the SEC, or some other exemption from registration. Rule 144 does not prohibit the sale of these shares but does place conditions on their resale which must be complied with before they can be resold.

     The common stock issuable upon conversion of our convertible note and preferred stock may increase as the price of our common stock decreases, which may adversely affect the price of our common stock. On May 3, 2000, we had issued and outstanding $2,500,000 principal amount of a 10% convertible note and 12,500 shares of series B convertible preferred stock. The number of shares of common stock that may ultimately be issued upon conversion of these securities is presently indeterminable and could fluctuate significantly. Purchasers of common stock could therefore experience substantial dilution upon conversion of the convertible note and preferred stock. In addition, the significant downward pressure on the market price of our common stock could develop as the holders convert and sell material amounts of common stock which could encourage short sales by the holders or others, placing further downward pressure on the market price of our common stock.

     To illustrate the potential dilution that may occur upon conversion of the convertible note and preferred stock, the following table sets forth the number of shares of common stock that would be issued upon conversion of the principal of the convertible note and the shares of preferred stock if the market price for our common stock on the dates that the conversion prices of these securities are subject to adjustment is $14.00, the closing sale price for our common stock on May 3, 2000, and at assumed market prices of 75% and 50% of the market price on May 3, 2000, assuming that the conversion price for the 10% note is adjusted after September 29, 2000. At May 3, 2000, the lowest potential conversion price was $8.00 per share.

                                                 Shares Issued Upon Conversion
                                        -----------------------------------------------            Total
                                           10% Notes           Series B Preferred Stock       (Percentage of
           Market Price                 Conversion Price)         (Conversion Price)           Outstanding)
---------------------------------       -----------------      ------------------------      -----------------
$14.00 (actual price at 05/03/00)        248,262 ($10.07)            625,000 ($20.00)          873,262 (8.8%)
$10.50 (75% of 05/03/00 price)           248,262 ($10.07)          1,190,476 ($10.50)        1,438,738 (13.6)
$7.00   (50% of 05/03/00 price)          312,500 ($8.00)           1,562,500 ($8.00)         1,875,000 (17.1%)

     Future sales of our common stock in the public market could limit our ability to raise capital. Sales of substantial amounts of our common stock in the public market pursuant to Rule 144, upon exercise or conversion of derivative securities or otherwise, or even the potential for such sales, could affect our ability to raise capital through the sale of equity securities.

     Provisions in our articles of incorporation allow us to issue shares of stock that could make a third party acquisition of us difficult. Our Articles of Incorporation authorize our Board of Directors to issue up to 60,000,000 shares of common stock and 5,000,000 shares of preferred stock in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by our shareholders. Preferred stock authorized by the Board of Directors may include voting rights, preferences as to dividends and liquidation, conversion and redemptive rights and sinking fund provisions. If the Board of Directors authorizes the issuance of preferred stock in the future, this authorization could affect the rights of the holders of common stock, thereby reducing the value of the common stock, and could make it more difficult for a third party to acquire us, even if a majority of the holders of our common stock approved of an acquisition.

     The issuance of our 10% convertible note payable and series B convertible preferred stock required us to record non-cash expenses which will, in turn, increase our net loss available to common shareholders. Based on current accounting standards, we recorded a non-cash expense of approximately $75,000 as additional interest expense and $12.5 million of accretion expense for the three months ended March 31, 2000, as a result of the issuance of our 10% convertible note and the issuance of our series B preferred stock, respectively. We will record additional non-cash expenses of approximately $189,000 during the remainder of 2000 and $409,000 during the two years ending December 31, 2002 related to the issuance of the note unless it is converted to common stock prior to its maturity date, in which case it will be less.

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

                                    PART II

                               OTHER INFORMATION

Items 1, 3 and 5.  Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

     On February 18, 2000, we sold 12,500 shares of our series B preferred stock, $1,000 stated value, to two investors for $12.5 million. In connection with this investment, the investors were granted warrants to purchase 343,750 shares of our common stock at an initial exercise price of $20.20 per share. PaineWebber served as the placement agent for the offering and received a $750,000 commission. See Note 7 of the Notes to Consolidated Financial Statements for a description of the terms of the securities. The securities were registered under the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company's 2000 Annual Meeting of Shareholders was held on April 27, 2000. At the meeting the following five persons were elected to serve as directors of the Company: Perry R. Evans; William R. Cullen; Robert J. Lewis; Richard C. Jennewine; and Lindley S. Branson

     Shareholders also approved the following items: (i) an increase from 25,000,000 to 65,000,000 in the number of authorized shares of capital stock and an increase from 20,000,000 to 60,000,000 shares of common stock, no par value-- 8,862,313 shares voting For such amendment, 107,005 shares voting Against and 13,528 shares Abstaining; (ii) approval of issuance of securities pursuant to the issuance of preferred stock and warrants--2,130,835 shares voting For, 103,904 shares voting Against and 18,553 shares Abstaining (a total of 6,729,554 shares represented at the meeting were not voted with respect to this item);
(iii) an increase from 3,500,000 shares to 4,500,000 shares in the number of shares of common stock reserved for issuance pursuant to the Company's Stock Option Plan of 1995--2,088,811 shares voting For approval, 141,650 shares voting Against and 22,831 shares Abstaining (a total of 6,729,554 shares represented at the meeting were not voted with respect to this item); and (iv) the approval of Arthur Andersen LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000--8,936,046 shares voting For, 37,340 voting Against and 9,460 shares Abstaining.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Listing of Exhibits:

     3.1 Agreement and Plan of Merger dated March 19, 1998 among Webb, Durand Acquisition Corporation and Durand Communications, Inc. (1)
     2.2 Asset Purchase Agreement, including exhibits thereto, dated December 27, 1999, between Webb Interactive Services, Inc., Update Systems, Inc. and Kevin Schaff. (2)
     2.3 Agreement and Plan of Merger between Webb and NetIgnite, Inc., dated June 1, 1999 (3)
     3.1   Articles of Incorporation, as amended, of Webb (4)
     3.2   Bylaws of Webb (5)
     4.1   Specimen form of Webb's Common Stock certificate (6)
     4.2   Stock Option Plan of 1995 (5)
     4.3 Form of Incentive Stock Option Agreement for Stock Option Plan of 1995 (5)
     4.4 Form of Nonstatutory Stock Option Agreement for Stock Option Plan of 1995 (5)
     4.5   Form of Warrant issued in 1996 to private investors (5)
     4.6 Form of Warrant Agreement issued in 1997 and 1998 to private investors (1)
     10.1 Form of Nondisclosure and Nonsolicitation Agreement between Webb and its employees (4)
     10.2  Office Lease for Webb's principal offices commencing May 2000 (13)
     10.3 Form of Change of Control Agreement between Webb and certain employees (7)
     10.4 Employment Agreement dated March 10, 1999, among Webb, NetIgnite2, LLC and Perry Evans (7)
     10.5 Electronic Banking Service Contract dated May 28, 1997 between Webb and Rockwell Federal Credit Union (7)
     10.6 Online Banking Service Agreement dated February 10, 1999 between Webb and CU Cooperative Systems, Inc. (7)
     10.7 Internet/Business Site Development & Host Agreement dated November 12, 1997, as amended January, 2000, between Webb and ReMax International, Inc. (13)
     10.8 Securities Purchase Agreement dated August 25, 1999 between Webb and Castle Creek (8)
     10.9  Promissory Note dated August 25, 1999 issued by Webb to Castle Creek
           (8)
     10.10 Amendment dated December 18, 1999 to Securities Purchase Agreement dated August 25, 1999 between Webb and Castle Creek (9)
     10.11 First Amendment dated December 18, 1999 to Promissory Note dated August 25, 1999 issued by Webb to Castle Creek (9)
     10.12 Stock Purchase Warrant dated December 18, 1999 issued by Webb to Castle Creek (9)
     10.13 Securities Purchase Agreement dated December 31, 1999, between Webb, Marshall Capital Management and Castle Creek. Included as exhibits to the Securities Purchase Agreement are the proposed form of Warrant and the Registration Rights Agreement (10)
     10.14 Articles of Amendment setting forth the terms of the Series B Convertible Preferred Stock (11)
     10.15 Development, Access and License Agreement, as amended, effective
           June 30, 1999 between Webb and Switchboard, Inc. (12)
     10.16 Engineering Services Agreement, effective June 30, 1999, between Webb and Switchboard, Inc. (12)
     10.17 Master Software License Agreement, Web Site Hosting Agreement, Maintenance and Support Agreement and Professional Services Agreement, effective March 31, 2000, between Webb and Vetconnect, Inc. *
     10.18 Consulting Agreement, effective April 24, 2000, between Webb and Diamond Technology Partners, Inc. *
     21    Subsidiaries of Webb Interactive Services, Inc. (13)
     27    Financial Data Schedule *
-----------------------------
*    Filed herewith.
(1) Filed with the Form 10-KSB Annual Report for the year ended December 31, 1997, Commission File No. 0-28462.

(2) Filed with the Form 8-K Current Report, filed January 14, 2000, Commission File No. 0-28642.
(3) Filed with the Form 10-QSB for the quarter ended June 30, 1999, Commission File No. 0-28642.
(4) Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
(5) Filed with the initial Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(6) Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.
(7) Filed with the Form 10-KSB Annual Report for the year ended December 31, 1998, Commission File No. 0-28462.
(8) Filed with the Form 8-K Current Report, filed September 2, 1999, Commission File No. 0-28642.
(9) Filed with Amendment No. 2 to Webb's Registration Statement on Form S-3, filed January 3, 2000, Commission File No. 333-87887
(10) Filed with the Form 8-K Current Report, filed January 5, 2000, Commission File No. 0-28642.
(11) Filed with the Form 8-K Current Report, filed February 25, 2000, Commission File No. 0-28642.
(12) Filed with the Registration Statement on Form S-3, filed September 2, 1999, Commission File No. 333-86465.
(13) File with the Form 10-KSB Annual Report for the year ended December 31, 1999, Commission File No. 0-28462.


     (b) Reports on Form 8-K. The Company filed reports on Form 8-K during the quarter ended March 31, 2000 as follows: (i) filed under Item 5 of Form 8-K on January 5, 2000; (ii) filed under Item 2 of Form 8-K on January 14, 2000; and amended on March 28, 2000; (iii) filed under
          Item 5 of Form 8-k on February 25, 2000.

                                  Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                WEBB INTERACTIVE SERVICES, INC.



Date: May 12, 2000              By  /s/ William R. Cullen
                                    ---------------------
                                    Chief Financial Officer



                                    /s/ Stuart J. Lucko
                                    -------------------
                                    Controller