Form 10QSB
period 2000-06-30
WEBB INTERACTIVE SERVICES INC
filed 2000-08-14
CIK 1011901

                            FORM 10-QSB - Quarterly
    Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended June 30, 2000.
                     --------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___________________ to ____________________.

Commission File Number     0-28462.
                       ------------

WEBB INTERACTIVE SERVICES, INC.
-------------------------------
(Exact name of registrant as specified in its charter)

COLORADO                                              84-1293864
----------------------------------------------------------------
(State or other jurisdiction                     I.R.S. Employer
of incorporation or organization             Identification No.)

1899 WYNKOOP, SUITE 600, DENVER, CO                        80202
----------------------------------------------------------------
(Address of principal executive offices)               (Zipcode)

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

[X] YES  [_] NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of August 1, 2000 Registrant had 9,211,980 shares of common stock outstanding.

________________________

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES
                                     Index
                                     -----

                                                                                                                Page
                                                                                                              ---------
Part I.   Financial Information

          Item 1.  Unaudited Financial Statements

          Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                                      3
          Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999            4
          Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999                    5-6
          Notes to Consolidated Financial Statements                                                              7-14

          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations         15-30

Part II.  Other Information

          Item 1 - 5.  Not Applicable                                                                               31

          Item 6.  Exhibits and Reports on Form 8-K                                                              31-32

Signatures                                                                                                          33

                            _______________________

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

                                    PART I
                             FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                              June 30,       December 31,
                                                                                                2000             1999
                                                                                            -----------      ------------
                                   ASSETS
Current assets:
  Cash and cash equivalents                                                                 $ 14,242,977     $  4,164,371
  Accounts receivable, net of allowance of doubtful accounts of $54,000 and $4,000,
   respectively                                                                                  689,508          107,132
  Prepaid expenses                                                                               155,099          399,217
  Note receivable and accrued interest from related party                                        100,686                -
  Short-term deposits                                                                            398,804          444,545
                                                                                            ------------     ------------
              Total current assets                                                            15,587,074        5,115,265
Property and equipment, net of accumulated depreciation of $2,070,638 and $1,402,158,
 respectively                                                                                  3,284,076        2,352,489
Intangible assets, net of accumulated amortization of $6,653,396 and
  $2,523,351, respectively                                                                    18,387,487       12,503,047
Deferred financing costs                                                                         137,063        2,649,517
Other assets                                                                                     509,071            4,216
                                                                                            ------------     ------------
              Total assets                                                                  $ 37,904,771     $ 22,624,534
                                                                                            ============     ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital leases payable                                                 $    107,494     $    108,525
  Accounts payable and accrued liabilities                                                     1,668,730          841,440
  Accrued salaries and payroll taxes payable                                                   1,002,656        1,059,338
  Accrued interest payable                                                                             -          126,028
  Customer deposits and deferred revenue                                                         192,514          227,882
                                                                                            ------------     ------------
              Total current liabilities                                                        2,971,394        2,363,213
Capital leases payable                                                                            55,254          115,493
10% convertible note payable, net of discount of $397,486 and
  $947,710, respectively                                                                       2,164,843        4,052,290
Commitments and contingencies
Stockholders' equity
  Preferred stock, no par value, 5,000,000 shares authorized:
     Series B convertible preferred stock, 12,500 and none shares issued and outstanding,
      respectively                                                                            12,500,000                -


     10% redeemable, convertible preferred stock, 10% cumulative return; none and 85,000 shares issued and outstanding, respectively, including dividends payable of none
      and $170,295, respectively                                                                       -        1,020,295



  Common stock, no par value, 60,000,000 shares authorized, 9,211,980 and 7,830,028
   shares issued and outstanding, respectively                                                74,763,353       49,513,769

  Warrants and options                                                                        13,857,899        8,612,322
  Deferred compensation                                                                         (465,330)        (412,707)
  Accumulated deficit                                                                        (67,942,642)     (42,640,141)
                                                                                            ------------     ------------
              Total stockholders' equity                                                      32,713,280       16,093,538
                                                                                            ------------     ------------
              Total liabilities and stockholders' equity                                    $ 37,904,771     $ 22,624,534
                                                                                            ============     ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              Three Months Ended                      Six Months Ended
                                                                   June 30,                               June 30,
                                                  -------------------------------------    ---------------------------------------
                                                         2000                1999                 2000                 1999
                                                  -----------------   -----------------    -------------------   -----------------
Net revenues                                      $       1,131,209   $         192,934      $         2,141,031   $       481,216
Cost of revenues                                            804,914             340,084                1,567,839           541,318
                                                  -----------------   -----------------      -------------------   ---------------
 Gross margin                                               326,295            (147,150)                 573,192           (60,102)
                                                  -----------------   -----------------      -------------------   ---------------
Operating expenses:
 Sales and marketing expenses                               756,880             389,264                1,241,647           834,653
 Product development expenses                             1,495,543             655,257                2,640,123         1,254,097
 General and administrative expenses                      2,756,117           1,479,094                4,548,065         3,014,702
 Depreciation and amortization                            2,463,778             139,169                4,670,798           247,398
                                                  -----------------   -----------------      -------------------   ---------------
                                                          7,472,318           2,662,784               13,100,633         5,350,850
                                                  -----------------   -----------------      -------------------   ---------------
 Loss from operations                                    (7,146,023)         (2,809,934)             (12,527,441)       (5,410,952)
Interest income                                             283,486              40,447                  445,373            90,748
Equity in loss of subsidiary                                      -            (105,134)                       -          (127,083)
Interest expense                                           (172,961)             (3,672)                (347,951)           (7,831)
                                                  -----------------   -----------------      -------------------   ---------------
Net loss                                                 (7,035,498)         (2,878,293)             (12,430,019)       (5,455,118)
Preferred stock dividends                                         -             (29,028)                (373,126)          (75,041)
Accretion of preferred stock to redemption value                  -            (157,691)             (12,500,000)       (3,157,691)
Accretion of preferred stock for guaranteed
 return in excess of redemption value                             -                   -                        -        (1,158,563)
                                                  -----------------   -----------------      -------------------   ---------------

Net loss applicable to common stockholders        $      (7,035,498)  $      (3,065,012)     $       (25,303,145)  $    (9,846,413)
                                                  =================   =================      ===================   ===============

Loss per share, basic and diluted                 $           (0.77)  $           (0.52)     $             (2.85)  $         (1.76)
                                                  =================   =================      ===================   ===============
Weighted average shares outstanding, basic and
 diluted                                                  9,112,440           5,909,394                8,888,848         5,608,227
                                                  =================   =================      ===================   ===============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                           ---------------------------------------------
                                                                                 2000                        1999
                                                                           -----------------           -----------------
Cash flows from operating activities:
 Net loss                                                                  $   (12,430,019)            $  (5,455,118)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                 4,798,526                   535,574
   Accrued interest income on advances to DCI                                            -                   (46,379)
   Reduction in note receivable for services received from DCI                           -                   368,643
   Stock and stock options issued for services                                     655,515                   333,143
   Equity loss in subsidiary                                                             -                   127,083
   Notes payable issued for interest on 10% convertible note payable                62,329                         -
   Amortization of 10% convertible note payable discount                            96,934                         -
   Amortization of 10% convertible note payable financing costs                     40,532                         -
   Bad debt expense                                                                 50,000                         -
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                     (632,376)                   90,197
   Decrease in inventory                                                                 -                    55,126
   Decrease (increase) in prepaid expenses                                         244,118                   (61,358)
   Increase in short-term deposits and other assets                               (459,114)                   (1,500)
   Increase in accounts payable and accrued liabilities                            762,251                   192,936
   (Decrease) increase in accrued salaries and payroll taxes payable               (56,682)                   18,251
   Decrease in accrued interest payable                                           (126,028)                        -
   (Decrease) increase in customer deposits and deferred revenue                   (35,368)                  284,310
                                                                           ---------------             -------------
   Net cash used in operating activities                                        (7,029,382)               (3,559,092)
                                                                           ---------------             -------------
Cash flows from investing activities:
 Cash acquired in business combinations                                                  -                    32,484
 Purchase of property and equipment                                             (1,554,136)               (1,353,223)
 Cash advances to related party                                                   (100,000)                        -
 Cash advances to DCI                                                                    -                  (593,649)
 Payment of acquisition costs                                                            -                   (27,468)
 Investment in subsidiary                                                                -                  (240,564)
                                                                           ---------------             -------------
   Net cash used in investing activities                                        (1,654,136)               (2,182,420)
                                                                           ---------------             -------------
Cash flows from financing activities:
  Payments on capital leases                                                       (61,269)                  (16,435)
  Proceeds from issuance of common stock and warrants                                    -                 3,074,256
  Proceeds from exercise of stock options and warrants                           7,163,393                 1,322,000
  Proceeds from issuance of series B preferred stock and warrants               12,500,000                         -
  Proceeds from issuance of series C preferred stock                                     -                 5,000,000
  Stock offering costs                                                            (840,000)                 (401,887)
                                                                           ---------------             -------------
   Net cash provided by financing activities                                    18,762,124                 8,977,934
                                                                           ---------------             -------------
Net increase in cash and cash equivalents                                       10,078,606                 3,236,422
Cash and cash equivalents, beginning of period                                   4,164,371                   698,339
                                                                           ---------------             -------------
Cash and cash equivalents, end of period                                   $    14,242,977             $   3,934,761
                                                                           ===============             =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (UNAUDITED)

                                                                                        Six Months Ended
                                                                                           June 30,
                                                                           ---------------------------------------
                                                                                  2000                1999
                                                                           ------------------- -------------------
Supplemental disclosure of cash flow information:

Cash paid for interest                                                       $      137,742        $      8,920
                                                                             ==============        ============
Supplemental schedule of non-cash investing and financing activities:
   Common stock and warrants issued in business combinations                 $    9,995,417        $ 11,636,285
   Accretion of preferred stock to redemption value                              12,500,000           3,157,691
   Accretion of preferred stock for guaranteed return in excess of
         redemption value                                                                 -           1,158,563
   Preferred stock dividends paid or to be paid in common stock                     373,126              75,041
   Preferred stock and dividends converted to common stock                        1,023,028           5,686,707
   Common stock warrants issued for offering costs                                2,311,475
   10% note payable converted to common stock                                     1,886,263                   -
   Capital leases for equipment                                                           -              35,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES
                                  (UNAUDITED)

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

NOTE 2 - REVENUE RECOGNITION

     The Company recognizes software license revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2") and related interpretations, which requires the Company to recognize revenue on software transactions only when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations remain, the fee is fixed or determinable, and collectibility is probable.

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

     The Company follows the provisions of EITF 00-3, "Application of AICPA SOP 97-2, "Software Revenue Recognition," to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," for hosting arrangements. Under the EITF consensus, if the customer has the contractual right to take possession of the software at anytime during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software, then the software portion of the arrangement is accounted for under SOP 97-2. If the customer does not have this right, then the fee for the entire arrangement is recognized on a straight-line basis over the life of the related arrangement.

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

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting impact of SAB 101 is required to be determined no later than the Company's fourth fiscal quarter of 2000. If the Company determines that its revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will require the Company to restate its first three quarters of 2000 results to reflect a cumulative effect of a change in accounting principle as if SAB 101 had been implemented on January 1, 2000. The Company is currently reviewing SAB 101 to determine what impact, if any, the adoption of SAB 101 will have on its financial position and results of operations.

     The Company believes its current revenue recognition policies and practices are consistent with the provisions of SOP 97-2, as amended by SOP 98-4 and SOP 98-9, which were issued by the American Institute of Certified Public Accountants as well as other authoritative literature. Implementation guidelines for these standards, including SAB 101 as well as potential new standards, could lead to unanticipated changes in the Company's current revenue recognition policies. Such changes could affect the timing of the Company's future revenue and results of operations.

     Estimates of returns and allowances are recorded in the period of the sale based on the Company's historical experience and the terms of individual transactions.

     Net revenues are comprised of the following:

                                                  Three Months Ended                       Six Months Ended
                                                       June 30,                                June 30,
                                       ------------------------------------    ------------------------------------
                                               2000             1999                  2000               1999
                                       -----------------  -----------------    ------------------ -----------------
Net revenues:
 Licenses                                $       487,008      $      62,984      $    1,168,734   $       101,400
Service bureau application
   provider service fees                          87,899             66,409             169,968           124,718
 Services                                        556,302             63,541             802,329           137,589
 Hardware and third party software                     -                  -                   -           117,509
                                         ---------------      -------------      --------------   ---------------
 Total net revenues                      $     1,131,209      $     192,934      $    2,141,031   $       481,216
                                         ===============      ==============     ==============   ===============

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

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). The Interpretation clarifies the application of APB No. 25 for certain issues related to equity based instruments issued to employees. FIN No. 44 is effective on July 1, 2000, except for certain transactions, and will be applied
on a prospective basis.    Management believes that FIN No. 44 will not have a
significant impact on the Company's financial statements.

NOTE 4 - BUSINESS ACQUISITION

     On January 7, 2000, the Company acquired the assets of Update Systems, Inc. ("Update"), a developer and provider of e-communication solutions for businesses in the highly competitive world of Internet relationships, by issuing 278,411 shares of the Company's common stock. In addition, outstanding Update options to purchase common stock were exchanged into 49,704 options to purchase the Company's common stock. The acquisition of the assets was recorded using the purchase method of accounting whereby the consideration paid of $10,060,417 was allocated based on the fair values of the assets acquired with the excess consideration over the fair market value of tangible assets of $10,014,485 recorded as intangible assets.

Total consideration for the merger is as follows:

Value of common stock issued                                  $ 8,630,741
Value of options issued                                         1,364,676  (a)
Acquisition expenses                                               65,000
                                                              -----------
Total purchase price                                          $10,060,417
                                                              ===========

(a) 49,704 options issued, valued using the Black-Scholes option pricing model using the following assumptions:

Exercise prices                                               $      4.33
Fair market value of common stock on measurement date         $     29.50
Option lives                                                      5 years
Volatility rate                                                       104%
Risk-free rate of return                                              5.0%
Dividend rate                                                           0%

The purchase price was allocated to the assets acquired based on their fair market values as follows:

Acquired property and equipment                               $    45,932
Developed technologies, goodwill and other intangibles         10,014,485
                                                              -----------
Total assets acquired                                         $10,060,417
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

NOTE 5 - GOODWILL

     Goodwill is being amortized on a straight-line basis over three years. Subsequent to acquisitions which result in goodwill, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net income or cash flows, as appropriate, over the remaining life of the goodwill in measuring whether the goodwill is recoverable. The Company recorded amortization expense of $2,092,790 and $4,130,045 for the three and six months ended June 30, 2000, respectively, and $23,675 for the three and six months ended June 30, 1999. As of June 30, 2000, $6,650,895 of the Company's intangible assets consisted of goodwill.

     None of the businesses acquired by the Company were profitable prior to their acquisition. Accordingly, and due to other risks and uncertainties discussed herein, it is possible that an analysis of these long-lived assets in future periods could result in a conclusion they are impaired, and the amount of impairment could be substantial.

NOTE 6 - NET LOSS PER SHARE

     Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"), and Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing net loss applicable to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss applicable to common shareholders for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company's net losses, all potentially dilutive securities, as indicated in the table below, would be anti-dilutive and are excluded from the computation of diluted loss per share.

                                                        June 30,
                                           -----------------------------------

                                                2000                 1999
                                           --------------       --------------
Stock options                                   3,461,215            1,948,569
10% convertible note payable                      248,262                    -
Warrants and underwriter options                  777,085              362,929
Series B preferred stock                          625,000                    -
Convertible debt                                        -               32,147
10% preferred stock                                     -               97,715
Series C preferred stock                                -              225,763
                                           --------------       --------------
Total                                           5,111,562            2,667,123
                                           ==============       ==============

     The number of shares excluded from the earning per share calculation because they are anti-dilutive, using the treasury stock method, were 2,554,633 and 1,123,013 for the three months ended June 30, 2000 and 1999, respectively, and 3,872,394 and 1,190,764 for the six months ended June 30, 2000 and 1999, respectively.

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

     The series B preferred stock is convertible into shares of the Company's common stock, initially at $20.00. The conversion rate for the series B preferred stock is subject to a potential reset. The conversion price will be reset on November 14, 2000 at which time the conversion price is fixed at the lower of $20.00 or the average closing bid price of the Company's common stock for 10 days ending on November 13, 2000 or the closing bid price of the Company's common stock on November 13, 2000.

     The terms of the 10% convertible note payable agreement, issued on August 25, 1999, were amended on December 18, 1999 whereby the Company issued the note holder a five-year warrant to purchase 136,519 shares of the Company's common stock at an exercise price of $18.51 per share in consideration for the note holder's agreement to exchange the note for an amended note with terms more favorable for the Company. As this transaction was consummated to facilitate the sale of the Company's series B preferred stock, the Company recorded the fair value of the warrant totalling $2,311,475 as offering costs related to the series B preferred stock.

     The Company also issued 343,750 common stock purchase warrants with the series B preferred stock, valued at $6,913,568 based on the relative fair value of the warrants using the Black-Scholes option pricing model compared to the net proceeds received by the Company, that entitles the holder to purchase one share of the Company's common stock for a purchase price initially set at $20.20, equal to 101% of the initial conversion price of the preferred stock at any time during the five-year period commencing on February 18, 2000. The exercise price for the warrants is subject to being reset based upon future market prices for the Company's common stock every 90 days commencing May 17, 2000 until January 20, 2003. If the current exercise price is higher than the current market price (the lower of the average closing bid prices for the 10-day period ending on such date or the closing bid price on such date), the exercise price will be reset to the market price. On May 17, 2000, the exercise price of the warrants was reset to $13.00 per share.

     On their issuance date, the warrants were valued utilizing the Black-Scholes option pricing model using the following assumptions:

Exercise price                                           $20.20
Fair market value of common stock on grant date          $66.88
Option life                                             5 years
Volatility rate                                            120%
Risk-free rate of return                                   6.7%
Dividend rate                                                0%

     Due to the conversion feature associated with the series B preferred stock, the Company accounted for a beneficial conversion feature (a "Guaranteed Return") as an additional preferred stock dividend. The computed value of the Guaranteed Return of $2,434,957 is limited to the relative fair value of the series B preferred stock, which totalled $2,434,957, and was initially recorded as a reduction of the series B preferred stock and an increase to additional paid-in capital. The Guaranteed Return reduction to the series B preferred stock was accreted on the date of issuance, as additional dividends, by recording a charge to income applicable to common stockholders from the date of issuance to the earliest date of conversion.

     The difference between the stated redemption value of $1,000 per share and the recorded value on February 18, 2000, totalling $12,500,000, was accreted as a charge to income applicable to common stockholders on the date of issuance (the date on which the series B preferred stock was first convertible) and was comprised of the following:

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
                                                                    ===========

NOTE 8. - CONVERSION OF 10% CONVERTIBLE NOTE PAYABLE

     On February 18, 2000, the holder converted $2,500,000 of the $5,000,000 outstanding Note Payable into 248,262 shares of the Company's common stock at a conversion price of $10.07 per share.

NOTE 9. - ISSUANCE OF COMMON STOCK AND WARRANTS/OPTIONS FOR SERVICES

     On March 16, 2000, the Company executed a two-month consulting agreement with a financial consulting firm to enhance Company activities in corporate finance, mergers and acquisitions and investor relations. In connection with the agreement, the Company issued 15,000 restricted shares of its common stock for services provided and recorded expenses totalling $136,203 and $246,891 for the three and six months ended June 30, 2000, respectively, determined based on the fair market value of the stock on the day the services were provided.

     During the second quarter of 2000, the Company issued a common stock purchase warrant to an employment placement agency and stock options to consultants for services to purchase in the aggregate 48,338 shares of its common stock at exercise prices ranging from $11.88 to $38.44. The agreements specify option lives ranging from one to seven years with vesting terms ranging from upon issuance to three years. The Company valued these securities in the aggregate at $461,247 utilizing the Black-Scholes option pricing model using the following assumptions:

Exercise prices                                                 $11.88 to $38.44
Fair market value of common stock on date of issuances          $12.81 to $38.44
Option lives                                                        1 to 7 years
Volatility rate                                                     119% to 123%
Risk-free rate of return                                                   6.06%
Dividend rate                                                                 0%

     The Company recorded deferred compensation expense totalling $461,247 and compensation expense totalling $279,659 in the second quarter related to the issuance of these securities. In addition, an aggregate of 42,504 shares are being valued under variable plan accounting whereby the fair value of the option is recomputed at the end of each quarter. As a result, the Company may incur significant charges in future periods if its stock price increases.

NOTE 10 - EXERCISE OF COMMON STOCK WARRANTS

     During the six months ended June 30, 2000, holders of warrants exercised their right to purchase 495,517 shares of the Company's common stock, resulting in net proceeds to the Company totalling $5,374,416, after deducting $93,707 in commissions, as summarized in the following table:

                                  Common
                                  Stock        Exercise      Common   Proceeds
                                 Warrant         Price       Stock     to the
    Warrant Exercised           Exercised      Per Share     Issued    Company
----------------------------- ------------- -------------- ---------- ----------
10% preferred stock warrants       35,000          $15.00     35,000 $   525,000
IPO representative warrants       105,170            8.10    102,361     736,047
Warrants issued in connection
 with the DCI merger              111,828   6.61 to 10.16    110,166     944,049

Warrant issued in connection
 with 5% Preferred Stock          100,000           16.33    100,000   1,633,000

Warrant issued to customer          7,000            9.75      7,000      68,250
Warrant issued to 10%
 convertible note holder          136,519           11.44    136,519   1,468,070
                              -----------                  --------- -----------
                                  495,517                    491,046 $ 5,374,416
                              ===========                  ========= ===========

     Included in the common stock issued in connection with the exercise of the IPO representative warrants and the warrants issued in connection with the DCI merger are 11,491 and 6,865 shares, respectively, issued to the holders as a result of utilizing the cashless exercise provision of the agreements for the exercise of 14,300 and 8,527 warrants, respectively.

NOTE 11 - CONVERSION OF 10% PREFERRED STOCK

     During the six months ended June 30, 2000, 85,000 shares of the 10% preferred stock, including accrued dividends payable of $173,028, were converted into 102,302 shares of the Company's common stock at a conversion price of $10.00 as summarized in the following table:

                                   Number of Shares                   Common Stock
                       ------------------------------------------
                           10% Preferred           Common              Conversion
   Conversion Date             Stock                Stock            Price per Share
---------------------- --------------------   ------------------- ---------------------
January 11, 2000                     80,000                96,240        $10.00
February 14, 2000                     5,000                 6,062         10.00
                       --------------------   -------------------
                                     85,000               102,302
                       ====================   ===================

NOTE 12 - DUE FROM RELATED PARTIES

     On April 17, 2000, the Company loaned one of its officers $100,000 pursuant to a demand note bearing interest at 8% per annum. Interest is payable monthly commencing July 1, 2000.

NOTE 13 - BUSINESS SEGMENT INFORMATION

     The Company develops and supports products and services for local markets by providing an interactive framework of local commerce and community-based services comprised of publishing, content management, community-building and communications. In addition, the Company develops and supports products and services for electronic banking applications, targeting credit unions, community banks, and savings and loan institutions with a full line of e-banking transaction processing and account management services. The Company has three reportable business segments: Local Commerce, e-Banking and Jabber.com.

     Local Commerce consists of XML-based online commerce and communication solutions for small business, with a particular emphasis on local commerce interaction.

     e-Banking consists of an online banking solution, marketed generally to financial institutions having less than $500 million in assets, using a service bureau approach to e-banking, which enables institutions to provide many of the capabilities and services available to the larger financial institutions without the cost associated with the development of institution-specific systems.

     Jabber.com consists of XML-based open-source Internet application products which incorporates instant messaging as a key application for commerce-oriented dialogs between businesses and consumers.

     Corporate Activities consists of general corporate expenses, including capitalized costs that are not allocated to specific business segments. Assets of corporate activities include unallocated cash, receivables, prepaid expenses, note receivable, deferred acquisition costs, deposits, intangible assets acquired in mergers, and corporate use of property and equipment.

                                                June 30,                 December 31,
                                                  2000                      1999
                                           -------------------       -------------------
Assets
------
Local commerce                                  $   2,153,190          $   1,651,481
e-Banking                                             728,134                714,216
Jabber.com                                            105,115                      -
Corporate activities                               34,918,332             20,258,837
                                                -------------          -------------
Total                                           $  37,904,771          $  22,624,534
                                                =============          =============
Property and Equipment, net
---------------------------
Local commerce                                  $   1,528,890          $   1,378,408
e-Banking                                             588,525                683,890
Jabber.com                                             80,066                      -
Corporate activities                                1,086,595                290,191
                                                -------------          -------------
Total                                           $   3,284,076          $   2,352,489
                                                =============          =============

                                                             Three Months Ended                         Six Months Ended
                                                                  June 30,                                  June 30,
                                                  -------------------------------------     ---------------------------------------
                                                         2000                1999                    2000                1999
                                                  -----------------   -----------------     -------------------   -----------------
Net Revenues
------------
Local commerce                                        $     885,199       $     111,825           $   1,697,752        $    327,660
e-Banking                                                   227,460              81,109                 424,729             153,556
Jabber.com                                                   18,550                   -                  18,550                   -
                                                      -------------       -------------           -------------        ------------
Total net revenue                                     $   1,131,209       $     192,934           $   2,141,031        $    481,216
                                                      =============       =============           =============        ============
Net Loss
--------
Local commerce                                        $  (2,103,796)      $  (1,470,460)          $  (3,704,520)       $ (2,746,031)
e-banking                                                   (27,065)            (20,282)                (61,801)           (127,927)
Jabber.com                                               (1,160,602)         (1,387,551)             (1,225,928)         (2,581,160)
Corporate activities                                     (3,744,035)                  -              (7,437,771)                  -
                                                      -------------       -------------           -------------        ------------
Total net loss                                        $  (7,035,498)      $  (2,878,293)          $ (12,430,020)       $ (5,455,118)
                                                      =============       =============           =============        ============

Depreciation and Amortization
-----------------------------
Local commerce                                        $     191,199       $      49,780           $     261,418        $     94,371
e-banking                                                    34,800              35,247                  67,831              70,494
Jabber.com                                                    3,896                   -                   4,172              82,533
Corporate activities                                      2,233,883              54,142               4,337,377                   -
                                                      -------------       -------------           -------------        ------------
Total depreciation and amortization expense           $   2,463,778       $     139,169           $   4,670,798        $    247,398
                                                      =============       =============           =============        ============

                                                           Six Months Ended
                                                               June 30,
                                              -----------------------------------------
                                                      2000                  1999
                                              -------------------     -----------------
Property and Equipment Additions
--------------------------------
Local commerce                                   $        460,397       $     1,020,257
e-Banking                                                   3,094               297,281
Jabber.com                                                 84,238                     -
Corporate activities                                    1,006,407                35,685
                                                 ----------------       ---------------
Total                                            $      1,554,136       $     1,353,223
                                                 ================       ===============

NOTE 14 - SUBSEQUENT EVENTS

     On July 5, the Company's board of directors approved a non-binding letter of intent to sell its e-banking business to a venture capital-backed private company. The letter of intent, which is subject to negotiations and completion of a definitive purchase agreement, of which there can be no assurance, contemplates that the purchase price for the e-banking business will be paid primarily in shares of the buyer's stock. The transaction, if completed, is expected to result in neither a significant gain or loss for book purposes. If the Company does not complete the proposed transaction, it will continue to operate its e-banking business.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Webb provides innovative advanced online commerce and communication solutions for small businesses, with a particular emphasis on local commerce interaction. Our AccelX product line of XML-based commerce and buyer-seller interaction products and services, provides businesses with powerful web-site development and communication tools to attract customers, generate leads, increase buyer-seller interaction and strengthen customer relationship management. The AccelX services are divided into two categories: Customer Relationship Management Services and Marketplace Services.

     We distribute our AccelX products and services on a private-label basis to high-volume distribution partners such as yellow page directory publishers, newspapers, city guides, vertical market portals and other aggregators of local businesses. Our products may be either purchased or delivered on an application service provider business model whereby we host the software on our servers and deliver and manage the service on behalf of our distribution partners. Generally, these services are provided on a revenue-share basis providing us with recurring revenues as our distribution partners sell these services to their small business customers. This distribution model is designed to provide us with a growing base of businesses using one or more of our services who are ideal customers for additional AccelX services.

     Prior to January 2000, we were organized around our primary market focus on local commerce services, with an additional business unit dedicated to e-banking services. In the local commerce segment, we target small and medium sized businesses with our AccelX products and services supporting XML-based commerce and buyer-seller interaction. The electronic banking unit targets credit unions, community banks, and savings and loan institutions with a full line of e-banking transaction processing and account management services. In January 2000, we formed a new subsidiary in order to commercialize separately from our AccelX business, the Jabber.org instant messaging system. We intend to seek significant participation from external partners to help us maximize the value of the e-banking and instant messaging businesses.

     During July 2000, working with Diamond Technology Partners, Inc., we completed a business plan for our Jabber.com subsidiary. The plan focuses Jabber.com's business development efforts on three areas.

  . Providing professional services to help companies implement, customize and host instant messaging applications;
  . Developing outsourced solutions for instant messaging services for businesses, utilizing an application service provider business model; and
  . Developing open gateway services through strategic relationships with companies in the areas of Internet protocol telephony, mobile services, customer services and exchange services.

Jabber.com is engaged in the early stages of several projects that are implementing the Jabber.org XML-based open-source instant messaging platform for portal services, enterprise messaging, financial services applications and enhanced mobile and telephony integration. Jabber.com is continuing to work with Diamond Technology Partners, Inc. to develop enterprise level services based on Jabber's version 1.0 server and to establish strategic partnerships with investors and businesses that share a common vision of the opportunity for next generation instant communications.

     On July 5, 2000, we signed a non-binding letter of intent for the sale of our e-banking business to a venture capital-backed private company.

     We have incurred losses from operations since inception. At June 30, 2000, we had an accumulated deficit of approximately $67.9 million. The accumulated deficit at June 30, 2000, included approximately $37.8 million of non-cash expenses related to the issuance of preferred stock and warrants in financing transactions, stock and stock options issued for services, warrants issued to four customers, interest expense on the 10% convertible note payable and amortization of assets acquired in consideration for the issuance of our securities. Based on applicable current accounting standards, we estimate that we will be required to record a non-operating expense of approximately $126,000 in the remainder of 2000, $251,000 in 2001 and $158,000 in 2002 in connection with the issuance of our 10% convertible note, unless it is converted to common stock prior to its maturity date. We also recorded additional non-cash charges of $12.5 million in the first quarter of 2000 in connection with the issuance of series B convertible preferred stock. While these charges do not affect our operating losses or working capital, they do result in a decrease in our net income applicable to common stockholders. Additionally, during 2000, we recorded a non-cash charge for preferred stock dividends of approximately $373,000 and non-cash interest expense of approximately $198,000 in connection with the sale of our 10% convertible note payable.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting impact of SAB 101 is required to be determined no later than the fourth fiscal quarter of 2000. If we determine that our revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 may require us to restate our previously reported 2000 quarterly results to reflect a cumulative effect of a change in accounting principle as if SAB 101 had been implemented on January 1, 2000. We are currently reviewing SAB 101 to determine what impact, if any, the adoption of SAB 101 will have on our financial position and results of operations.

Results of Operations

     The following table sets forth for the periods indicated the percentage of net revenues by items contained in the Statements of Operations. All percentages are calculated as a percentage of total net revenues, with the exception of cost of revenues which are calculated based on the respective net revenue amounts.

                                                      Three Months Ended                         Six Months Ended
                                                           June 30,                                  June 30,
                                             ------------------------------------      -----------------------------------
                                                   2000                 1999                2000                 1999
                                             ---------------      ---------------      ---------------      --------------
Net revenues:
 Licenses                                             43.1%                39.2%                54.6%               25.7%
 Service bureau fees                                   7.8%                34.4%                 7.9%               25.9%
 Services                                             49.1%                26.3%                37.5%               24.0%
 Hardware and software sales                             -                    -                    -                24.4%
                                             ---------------      ---------------      ---------------      --------------
   Total net revenues                                100.0%               100.0%               100.0%              100.0%
                                             ---------------      ---------------      ---------------      --------------
Cost of revenues:
 Cost of licenses                                     56.0%               148.4%                40.4%              122.3%
 Cost of service bureau revenues                      53.9%                12.3%                57.1%               13.3%
 Cost of services                                     87.2%               431.8%               124.5%              242.3%
 Cost of hardware and software                           -                    -                    -                80.1%
                                             ---------------      ---------------      ---------------      --------------
   Total cost of revenues                             71.2%               176.3%                73.2%              112.5%
                                             ---------------      ---------------      ---------------      --------------
Gross margin                                          28.8%               (76.3)%               26.8%              (12.5)%
                                             ---------------      ---------------      ---------------      --------------
Operating expenses:
 Sales and marketing expenses                         66.9%               201.8%                58.0%              173.4%
 Product development expenses                        132.2%               339.6%               123.3%              260.6%
 General and administrative expenses                 243.6%               766.6%               212.5%              626.5%
 Depreciation and amortization expenses              217.8%                72.1%               218.1%               51.4%
                                             ---------------      ---------------      ---------------      --------------
       Total operating expenses                      660.5%              1380.1%               611.9%             1111.9%
                                             ---------------      ---------------      ---------------      --------------
Loss from operations                                (631.7)%            (1456.4)%             (585.1)%           (1124.4)%
Net loss                                            (621.9)%            (1491.9)%             (580.6)%           (1133.6)%
Preferred stock dividends                                -                (15.0)%              (17.4)%             (15.6)%
Accretion of preferred stock to redemption
 value                                                   -                (81.7)%             (583.8)%            (656.2)%

Accretion of preferred stock for guaranteed
 return in excess of redemption value                    -                    -                    -              (240.8)%
                                             ---------------      ---------------      ---------------      --------------
Net loss applicable to common stockholders          (621.9)%            (1588.6)%            (1181.8)%           (2046.2)%
                                             ===============      ===============      ===============      ==============

REVENUES:

     Local Commerce:

     Components of net revenues and cost of revenues from Local Commerce are as follows:

                                                      Three Months Ended                         Six Months Ended
                                                           June 30,                                  June 30,
                                             ------------------------------------      -----------------------------------
                                                   2000                 1999                2000                 1999
                                             ---------------      ---------------      ---------------      --------------
Net revenues:
 Licenses                                          $487,008            $  62,984           $1,168,734           $ 101,400
 Services                                           398,191               48,841              529,018             108,751
 Hardware and third party software                        -                    -                    -             117,509
                                             ---------------      ---------------      ---------------      --------------
 Total net revenues                                 885,199              111,825            1,697,752             327,660
                                             ---------------      ---------------      ---------------      --------------
Cost of revenues:
  Cost of licenses                                  272,593              112,355              471,819             151,344
  Cost of services                                  420,559              205,846              867,145             253,066
  Cost of hardware and third party
   software                                               -                    -                    -              94,155
                                             ---------------      ---------------      ---------------      --------------
 Total cost of revenues                             693,152              318,201            1,338,964             498,565
                                             ---------------      ---------------      ---------------      --------------
 Gross margin                                      $192,047            $(206,376)          $  358,788           $(170,905)
                                             ===============      ===============      ===============      ==============

     License revenues represent fees earned for granting customers licenses to use our AccelX software products and services which we began to sell in the second half of 1999. During the three months ended June 30, 2000 we recognized $217,500 from the initial software license fees and $269,508 from recurring license fees. During the six months ended June 30, 2000 we recognized $656,400 from the initial sale of software licenses and $512,334 from recurring license fees. The software license revenues in the 2000 six-month period were primarily from a sale to Vetconnect, Inc., a vertical portal that provides Internet services for veterinarians. While our basic distribution model is to provide services to aggregators of small business on a recurring revenue basis, thereby providing us with future revenues as our distribution partners sell our services to their small business customers, late in 1999 we began offering perpetual software licenses to those businesses that desire to acquire our software for integration into the services they provide to their customers. In addition, during 2000 we began to license our software products under a hybrid model whereby our customers purchase a fixed number of licenses under a perpetual license arrangement and purchase additional licenses on a recurring revenue basis. Software license fees may continue to represent a significant portion of license revenue for at least the next several quarters as these fees are generally significantly larger than are the initial fees paid by those distribution partners who agree to pay us a portion of their future revenues. We estimate that it will take those distribution partners up to one year or more after they commence distribution of our services to develop a significant enough base of small businesses using our services for these recurring revenues to become significant. Recurring license revenues for the first quarter of 2000 are primarily a result of fees earned from Switchboard, Inc. in the form of quarterly guaranteed minimum payments required to maintain limited exclusivity for our Site Builder services in a segment of the United States market. Switchboard's exclusivity rights terminated on June 30, 2000 and Switchboard will not, therefore, pay quarterly guaranteed minimum payments in the future.

     Services revenues consist principally of revenue derived from professional services for the customization of our software to customer specifications, assisting our customers in configuring and integrating our software applications, hosting fees and fees for ongoing maintenance, which consists of unspecified product upgrades and enhancements on a when-and-if-available basis. Our net revenues from services were $398,191 for the three months ended June 30, 2000, which represents an increase of 715.3% when compared with the similar 1999 period. Our revenues from services were $529,018 for the six months ended June 30, 2000, which represents an increase of 386.4% when compared with the similar 1999 period. The increases are primarily due to professional service revenue we earned in connection with the integration of our software products with those of our customers.

     Revenues from hardware and software include the resale of computer hardware and third party software to customers generally in connection with implementing our local directory products and services. During the three and six months ended June 30, 1999, we sold equipment totalling $117,509 to customers with whom we had existing contracts to provide equipment. We do not anticipate significant revenues from hardware and equipment sales in future periods.

     As of July 31, 2000, we have revenue backlog from closed contracts totalling approximately $1.6 million which we expect to recognize as revenue during 2000.

     E-Banking:

     Components of net revenues and cost of revenues from e-banking are as follows:

                                                      Three Months Ended                         Six Months Ended
                                                           June 30,                                  June 30,
                                             ------------------------------------      -----------------------------------
                                                   2000                 1999                2000                 1999
                                             ---------------      ---------------      ---------------      --------------
Net revenues:
  Service bureau and hosting fees                   $ 87,899              $66,409             $169,968            $124,718
  Services                                           139,561               14,700              254,761              28,838
                                             ---------------      ---------------      ---------------      --------------
  Total net revenues                                 227,460               81,109              424,729             153,556
                                             ---------------      ---------------      ---------------      --------------
Cost of revenues:
  Cost of service bureau and hosting fees
                                                      47,358                8,200               97,125              16,530
  Cost of services                                    51,447               13,683              118,793              26,223
                                             ---------------      ---------------      ---------------      --------------
  Total cost of revenues                              98,805               21,883              215,918              42,753
                                             ---------------      ---------------      ---------------      --------------
  Gross margin                                      $128,655              $59,226             $208,811            $110,803
                                             ===============      ===============      ===============      ==============

     Service bureau and hosting revenues represent fees earned for providing online banking application services to our e-banking customers. Revenues increased 32.4% and 36.3% in the 2000 three-and-six-months periods compared to the similar 1999 periods, respectively, due to revenue from a new credit union customer that went online during the fourth quarter of 1999.

     Services revenues consist of revenue derived from professional services for the customization of our software to customer specifications. Revenues increased 849.4% and 783.4% in the 2000 three-and-six-month periods compared to the similar 1999 periods, respectively, due to fees we earned from a customer recognized on a percentage of completion basis.

     We have signed a non-binding letter of intent for the sale of our e-banking business. In the event that this sale is completed, we will be required to exclude the revenues from this business in our future reports and to restate information for prior periods to treat this income as income from discontinued operations.

     Jabber.com:

     Components of net revenues and cost of revenues from Jabber.com are as follows:

                                                      Three Months Ended                         Six Months Ended
                                                           June 30,                                  June 30,
                                             ------------------------------------      -----------------------------------
                                                   2000                 1999                2000                 1999
                                             ---------------      ---------------      ---------------      --------------
Net service revenues                                 $18,550          $    -                   $18,550          $    -
Cost of service revenues                              12,957               -                    12,957               -
                                             ---------------      ---------------      ---------------      --------------
 Gross margin                                        $ 5,593          $    -                   $ 5,593          $    -
                                             ===============      ===============      ===============      ==============

     Services revenues consist of revenue derived from professional services for the customization of our Jabber.org instant messaging software to customer specifications and assisting our customers in configuring and integrating software applications. For at least the remainder of 2000, we expect to derive the majority of our revenue from Jabber.com from professional service contracts.

COST OF REVENUES:

     Local Commerce:

     Cost of revenues as a percentage of net revenues was 78.3% for the three months ended June 30, 2000, compared to 284.6% for the similar 1999 period and 78.9% for the six months ended June 30, 2000, compared to 152.2% for the similar 1999 period.

          Cost of license revenues - Cost of license revenues consists of compensation costs associated with personnel who assist our customers in delivering services to end users, third party content software license fees, and third party transaction fees. Cost of license revenues were $272,593 for the three months ended June 30, 2000, or 56.0% of net license revenues, compared with $112,355, or 178.4% of net license revenues for the similar 1999 period. Cost of license revenues were $471,819 for the six months ended June 30, 2000, or 40.4% of net license revenues, compared with $151,344, or 149.3% of net license revenues for the similar 1999 period. The absolute dollar increases in the 2000 periods were primarily attributable to the amortization of a one-year third party software license we purchased to integrate directory functionality into our products as well as third party license fees we purchased for map publishing and costs associated with delivering software enhancements for which we earn monthly license fees.

               Cost of service revenues - Cost of service revenues consists of compensation costs and consulting fees associated with performing custom programming, installation and integration services for our customers and support services as well as costs for hosting services which consist of costs to operate our network operating center. Cost of service revenues was $420,559 for the three months ended June 30, 2000, or 105.6% of net service revenues, compared with $205,846, or 421.5% of net service revenues for the similar 1999 period. Cost of service revenues were $867,145 for the six months ended June 30, 2000, or 163.9% of net service revenues, compared with $253,066 or 232.6% of net service revenue for the similar 1999 period. Approximately 77% and 81% of our cost of service revenues for the three-and-six-month periods, respectively, are attributable to fixed costs associated with operating our network operating center, which we placed into service during the second quarter of 1999. Our network operating center has been built to accommodate our current customer base and our contract backlog as well as significant additional projected growth. Consequently, the current cost to operate the network operating center is high compared to current revenues and will remain relatively high for at least the next several quarters as we continue to build this business.

          Cost of hardware and third party software revenues - Cost of hardware and software revenues consists of computer and third party software purchased for resale to cable operators. Due to the change in our business model, equipment sales are not expected to be significant in future periods.

     E-Banking:

     Cost of revenues as a percentage of net revenues was   43.4% for the three
months ended June 30, 2000, compared to 27.0% for the similar 1999 period and 50.8% for the six months ended June 30, 2000, compared to 27.8% for the similar 1999 period.

       Cost of service bureau and hosting fees - Cost of service bureau and hosting fees consists of compensation costs for customer service, help desk fees, third party software support agreements and Internet connectivity costs. Cost of service bureau fees was $47,358 for the three months ended June 30, 2000, or 53.9% of net service bureau fees, compared with $8,200 or 12.3% of net service bureau fees for the similar 1999 period. Cost of service bureau and hosting fees for the six months ended June 30, 2000 was $97,125, or 57.1% of net service bureau fees, compared with $16,530 or 13.3% of net service bureau fees for the similar 1999 period. The absolute dollar increase was primarily attributable to an increase in the number of credit union members using the services, including costs associated with a second credit union which began using our services during the fourth quarter of 1999.

          Cost of service revenues - Cost of service revenues consists of compensation costs associated with performing custom programming and design and integration services for our customers. Cost of service revenues was $51,447 for the three months ended June 30, 2000, or 36.9% of net service revenues, compared with $13,683 or 93.1% of net service revenues for the similar 1999 period. Cost of service revenues was $118,793 for the six months ended June 30, 2000, or 46.6% of net service revenues, compared with $26,223 or 90.9% of net service revenues for the similar 1999 period. The increase in costs were primarily due to continued implementation of our e-banking solution for the CU Cooperative Systems, Inc. for which we earned slightly higher margins than for our professional services to customers already online.

     Jabber.com:

          Cost of service revenues consists of compensation costs and consulting fees associated with performing custom programming, installation and integration services for our customers and was $12,957 for the three and six months ended June 30, 2000, or 69.9% of net service revenues.

OPERATING EXPENSES:

     Sales and marketing expenses consist primarily of employee compensation, advertising, trade show expenses, and costs of marketing materials. Sales and marketing expenses were $756,880 for the three months ended June 30, 2000, or 66.9% of net revenues compared with $389,264, or 201.8% of net revenues for the similar 1999 period. For the six months ended June 30, 2000, sales and marketing expenses were $1,241,647, or 58.0% of net revenues as compared to $834,653, or 173.4% of net revenues for the similar 1999 period. The increases in absolute dollars in the 2000 periods were primarily attributable to (i) higher employee compensation costs in the 2000 three-month period related to commissions and bonuses; (ii) increases in fees paid for market research; (iii) increase in employee placement fees; and (iv) increased travel expenses in the 2000 three-month period related to international travel. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods but decrease as a percentage of net revenues as our revenues increase from current levels as we continue to market our products and services.

     Product development expenses consist primarily of employee compensation and programming fees relating to the development and enhancement of the features and functionality of our software products and services. Product development expenses were $1,495,543 for the three months ended June 30, 2000, or 132.2% of net revenues compared with $655,257, or 339.6% of net revenues for the similar 1999 period. For the six months ended June 30, 2000, product development expenses were $2,640,123, or 123.3% of net revenues as compared to $1,254,097, or 260.6% of net revenues for the similar 1999 period. During the 2000 and 1999 three-month periods, all product development costs have been expensed as incurred. The increases in absolute dollars in the 2000 periods were due primarily from our continued investment in our AccelX and Jabber.com software products. During 2000, employee compensation costs and related hiring expenses increased more than 132% as we added 26 employees to our development team during the 2000 six-month period. We also utilized more contract labor in the 2000 periods to augment our development team resulting in an 122% increase in those costs when compared with the 1999 periods. We believe that significant investments in product development are critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase in future periods.

     General and administrative expenses consist primarily of employee compensation, consulting expenses, fees for professional services, and the non-cash expense of stock and warrants issued for services. General and administrative expenses were $2,756,117 for the three months ended June 30, 2000, or 243.6% of net revenues compared with $1,479,094, or 766.6% of net revenues for the similar 1999 period. For the six months ended June 30, 2000, general and administrative expenses were $4,548,065, or 212.5% of net revenues as compared to $3,014,702, or 626.5% of net revenues for the similar 1999 period. The increases in absolute dollars were primarily attributable to (i) an increase in fees paid to consultants which included $660,000 paid to Diamond Technology Partners Inc.; (ii) an increase in employee compensation costs; (ii) increase in non-cash expense for stock and warrants issued for investor relation and consulting services; (iii) increases in regulatory filing fees and other costs associated with securities filings; and (iv) increases in investor relation expenses. We expect to incur at least an additional $1.5 million in consulting fees during the remainder of 2000 for the continued engagement of Diamond Technology Partners. Approximately $550,000 of the fees to be paid Diamond Technology Partners will be paid in securities of Jabber.com, Inc. In addition, we issued options to consultants which are valued using the variable plan accounting method for options whereby the fair value of the option is recomputed at the end of each quarter. As a result, we may incur significant charges in future periods if our stock price increases. We expect general and administrative expenses to decrease as a percentage of revenues as our revenues increase.

          Depreciation and amortization was $2,463,778 for the three months ended June 30, 2000, compared to $139,169 for the similar 1999 period and $4,670,798 for the six months ended June 30, 2000, compared to $247,398 for the similar 1999 period. We recorded more depreciation expense in 2000 as a result of an increase in fixed assets primarily from construction of our network operating center and computer hardware and third party software to support the launch of our AccelX services; two new e-banking customers; and computer equipment to support our product development team. We also amortized the intangible assets and goodwill we acquired in the Durand Communications, NetIgnite, and Update Systems acquisitions and recorded $2,092,790 and $4,130,045 of amortization expense in the 2000 three-and-six-month periods, respectively. As a result of these acquisitions, we expect to record approximately $4.1 million of such expenses in the remainder of 2000 and approximately $8.4 million and $5.8 million of such expenses in 2001 and 2000, respectively. Because our business has never been profitable, and due to the other risks and uncertainties discussed herein, it is possible that an analysis of these long-lived assets in future periods could result in a conclusion that they are impaired, and the amount of the impairment could be substantial.

OTHER INCOME AND EXPENSE:

          Interest income was $283,486 for the three months ended June30, 2000, compared to $40,477 for the similar 1999 period and $445,373 for the six months ended June 30, 2000, compared to $90,748 for the similar 1999 period. We earn interest by investing surplus cash in highly liquid investment funds or AAA or similarly rated commercial paper.

          Interest expense was $172,961 for the three months ended June 30, 2000, compared to $3,672 for the similar 1999 period and $347,951 of the six months ended June 30, 2000, compared to $7,831 for the similar 1999 period. During the 2000 three-and-six-month periods, we recorded $154,353 and $325,104 of interest expense related to the 10% convertible note payable we issued in August 1999, including $95,890 and of cash interest expense and $62,329 of non-cash interest expense issued in principal-in-kind notes payable in the second quarter. We also recorded non-cash charges related to the amortization of the discount recorded for the issuance of a common stock purchase warrant and the amortization of financing fees totalling $92,024 and $166,885 for the 2000 three-and-six-month periods, respectively.

NET LOSSES APPLICATBLE TO COMMON STOCKHOLDERS:

          Net loss allocable to common stockholders was $7,035,498 for the three months ended June 30, 2000, compared to $3,065,012 for the similar 1999 period and $25,303,145 for the six months ended June 30, 2000, compared to $9,846,413 for the similar 1999 period. We recorded non-cash expenses for the following items:

                                                      Three Months Ended                               Six Months Ended
                                                           June 30,                                        June 30,
                                           -----------------------------------------       -----------------------------------------
                                                2000                    1999                    2000                    1999
                                           -----------------       -----------------       -----------------       -----------------
Amortization of intangible assets and
 goodwill                                         $2,092,790                $ 23,675             $ 4,130,045              $   23,675
Amortization of discount and placement
 fees to interest expense and non-cash
 interest related to the 10% convertible
 note payable                                        154,353                       -                 229,214                       -
Stock and warrants issued for services               480,347                 157,973                 655,517                 333,143
Preferred stock dividends                                  -                  29,028                 373,126                  75,041
Accretion of preferred stock                               -                 157,691              12,500,000               4,316,254
                                           -----------------       -----------------       -----------------       -----------------
Total                                             $2,727,490                $368,367             $17,887,902              $4,748,113
                                           =================       =================       =================       =================

     The increase in losses reflect expenses in the sales and marketing, product development, and general and administrative areas that have increased at a faster rate than revenues. This is due to the time lag associated with product development and market introduction as well as the long sales cycle for most of our products and services. We expect to continue to experience increased operating expenses during 2000, as we continue to develop new product offerings and the infrastructure required to support our anticipated growth. We expect to report operating and net losses for 2000 and for one or more years thereafter.

LIQUIDITY AND CAPITAL RESOURCES:

     As of June 30, 2000, we had cash and cash equivalents of $14,242,977 and working capital of $12,615,680. We financed our operations and capital expenditures and other investing activities during 2000 primarily through the sale of securities (See Notes 7 and 9 of Notes to Consolidated Financial Statements for information regarding these sales of securities).

     We used $7,029,382 in cash to fund our operations for the six months ended June 30, 2000, compared to $3,559,092 for the similar 1999 period. The increase in net cash used resulted primarily from the following: (i) an increase in costs paid for continued development of our XML-based AccelX and Jabber.com products and services and e-banking applications; (ii) increased direct costs and support costs associated with increased head count; and (iii) payment of 1999 performance bonuses in the first quarter of 2000.

     We used an additional $1,654,136 in cash for investing activities, including $100,000 for a demand loan to an officer, during the six months ended June 30, 2000, compared to $2,182,420 during the similar 1999 period. We purchased $1,554,136 of property and equipment in the first six months of 2000 and plan to purchase an additional $1.2 million during the balance of 2000, including computer equipment and software.

     We received $18,762,124 in operating capital from financing activities for the six months ended June 30, 2000, compared to $8,977,934 for the similar 1999 period. During the first and second quarters of 2000, we received funds from the following financing transactions:

     . On February 18, 2000, we sold 12,500 shares of our series B preferred stock with stated value of $1,000 per share, which resulted in net proceeds of $11,660,000; and
     . We received $7,163,393 in cash from the issuance of our common stock as a result of the exercise of common stock options and warrants.

     We believe that based on our cash and cash equivalents and working capital at June 30, 2000 and anticipated revenues and expenses, we have sufficient working capital to fund operations for our local commerce business throughout fiscal 2001.

     We plan to fund the future development of our Jabber.com business separately from our local commerce business. There can be no assurances that we will be able to raise the required funds, currently estimated to be at least $15 million by January 1, 2002, or that if such funds are available, that they will be available on acceptable terms. In the event that we do not fund Jabber.com separately from our local commerce business, we will be required to either curtail the development of the Jabber.com business or to fund it from our current operating funds. In the event that we choose to fund these expenses from our current operating funds, we would be required to obtain additional funds to fund our local commerce and Jabber.com businesses before January 1, 2002.

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

     We have accumulated losses since inception and we anticipate that we will continue to accumulate losses for the foreseeable future. We have incurred net losses since inception totalling approximately $67.9 million through June 30, 2000. In addition, we expect to incur additional substantial operating and net losses in 2000 and for one or more years thereafter. We expect to incur these additional losses because:

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

     The accumulated deficit at June 30, 2000, included approximately $37.8 million of non-cash expenses related to the issuance of preferred stock and warrants in financing transactions, stock and stock options issued for services, warrants issued to four customers, interest expense on a 10% convertible note payable and amortization of assets acquired through the issuance of our securities. The current competitive business environment may result in our issuance of similar securities in future financing transactions or to other companies as an inducement for them to enter into a business relationship with us. While these transactions represent non-cash charges, they will increase our expenses and net loss and our net loss applicable to common shareholders.


     If we are unable to raise additional working capital funds, we may not be able to sustain our operations. We believe that our present cash and cash equivalents, working capital and commitments for additional equity investments will be adequate to sustain our current level of operations for our AccelX business throughout fiscal 2001; assuming that we do not use a significant portion of our current funds to pursue the business opportunities for our Jabber.com subsidiary. We currently intend to fund Jabber.com's activities independently of our AccelX business. However, we may discover that we have underestimated our working capital needs for our local commerce business or that we are unable to obtain capital independently for Jabber.com. We may, therefore, need to obtain additional funds for our AccelX business prior to 2002. There is no assurance that we will be able to raise additional funds if required in amounts required or upon acceptable terms. If we cannot raise additional funds when needed, we may be required to curtail or scale back our operations. These actions could have a material adverse effect on our business, financial condition or results of operations.

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

     Because of the new and evolving nature of the Internet, we cannot predict whether our revenue model will prove to be viable, whether demand for our products and services will materialize at the prices we expect to charge, or whether current or future pricing levels will be sustainable. Additionally, our customer contracts may result in significant development revenue in one quarter, which will not recur in the next quarter for that customer. As a result, it is likely that components of our revenue will be volatile, which may cause our stock price to be volatile as well.

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

     A limited number of our customers generate a significant portion of our revenues. We had three customers representing 44% of revenues for the three months ended June 30, 2000, and four customers representing 77% of revenues for the similar 1999 period. We had two customers representing 47% of revenues for the six months ended June 30, 2000, and four customers representing 83% of revenues for the similar 1999 period. There is no assurance that we will be able to attract or retain major customers. The loss of, or reduction in demand for products or services from major customers could have a material adverse effect on our business, operating results, cashflow and financial condition.

     The sales cycle for our products and services is lengthy and unpredictable. While our sales cycle varies from customer to customer, it typically has ranged from two to six months. Our pursuit of sales leads typically involves an analysis of our prospective customer's needs, preparation of a written proposal, one or more presentations and contract negotiations. We often provide significant education to prospective customers regarding the use and benefits of our Internet technologies and services. Our sales cycle may also be affected by a prospective customer's budgetary constraints and internal acceptance reviews, over which we have little or no control. In order to quickly respond to, or anticipate, customer requirements, we may begin development work prior to having a signed contract, which exposes us to the risk that the development work will not be recovered from revenue from that customer.

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

     The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock. Our common stock closed as high as $67.75 per share and as low as $9.19 per share between January 1, 2000 and August 1, 2000. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

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

     We have issued numerous options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of August 1, 2000, we had issued warrants and options to acquire 4,238,300 shares of our common stock, exercisable at prices ranging from $1.63 to $58.75 per share, with a weighted average exercise price of approximately $14.30 per share. In addition to these warrants and options, we have reserved 1,875,000 shares of common stock for issuance upon conversion of our 10% convertible note and series B convertible preferred stock. During the terms of these derivative securities, the holders will have the opportunity to profit from either an increase or, in the case of the preferred stock and note, decrease in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the respective exercise or conversion price. In addition, the increase in the outstanding shares of our common stock as a result of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by the purchasers of our common stock.

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

     Future sales of our common stock in the public market could adversely affect the price of our common stock. Sales of substantial amounts of common stock in the public market that is not currently freely tradable, or even the potential for such sales, could have an adverse affect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of August 1, 2000, these shares consist of:

     . Approximately 310,000 shares owned by our executive officers and directors of our outstanding common stock ("Affiliate Shares");

     . Up to 1,875,000 shares issuable upon conversion of the 10% convertible note and series B preferred stock; and

     . Approximately 4,238,300 shares issuable to warrant and option holders.

     Unless the Affiliate Shares are further registered under the securities laws, they may not be resold except in compliance with Rule 144 promulgated by the SEC, or some other exemption from registration. Rule 144 does not prohibit the sale of these shares but does place conditions on their resale which must be complied with before they can be resold.

     The common stock issuable upon conversion of our convertible note and preferred stock may increase as the price of our common stock decreases, which may adversely affect the price of our common stock. On August 1, 2000, we had issued and outstanding $2,500,000 principal amount of a 10% convertible note and 12,500 shares of series B convertible preferred stock. The number of shares of common stock that may ultimately be issued upon conversion of these securities is presently indeterminable and could fluctuate significantly. Purchasers of common stock could therefore experience substantial dilution upon conversion of the convertible note and preferred stock. In addition, the significant downward pressure on the market price of our common stock could develop as the holders convert and sell material amounts of common stock which could encourage short sales by the holders or others, placing further downward pressure on the market price of our common stock.

     At August 1, 2000, the convertible note and preferred stock were convertible into 248,262 shares and 625,000 shares, respectively, of our common stock. To illustrate the potential dilution that may occur upon conversion of the convertible note and preferred stock, the following table sets forth the number of shares of common stock that would be issued upon conversion of the principal of the convertible note and the shares of preferred stock if the market price for our common stock on the dates that the conversion prices of these securities are subject to adjustment (September 29, 2000 for the convertible note and November 14, 2000 for the preferred stock) is $9.75, the closing sale price for our common stock on August 1, 2000, and at assumed market prices of 75% and 50% of the market price on August 1, 2000.

                                                          Shares Issued Upon Conversion
                                        ----------------------------------------------------------------             Total
             Assumed                       10% Notes (Conversion             Series B Preferred Stock            (Percentage of
           Market Price                           Price)                        (Conversion Price)                 Outstanding)
 ----------------------------------     --------------------------      --------------------------------       ---------------------
$9.75 (actual price at 08/01/00)                   248,262 ($9.75)                 1,282,051 ($9.75)           1,538,461 (16.7%)
$7.31 (75% of 08/01/00 price)                      312,500 ($8.00)                 1,562,500 ($8.00)           1,875,000 (20.4%)
$4.88 (50% of 08/01/00 price)                      312,500 ($8.00)                 1,562,500 ($8.00)           1,875,000 (20.4%)

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

     The issuance of our 10% convertible note payable and series B convertible preferred stock required us to record non-cash expenses which will, in turn, increase our net loss applicable to common shareholders. Based on current accounting standards, we recorded a non-cash expense of approximately $154,353 and as additional interest expense for the three months ended June 30, 2000, and approximately $229,214 as additional interest expense and $12.5 million of accretion expense for the six months ended June 30, 2000, as a result of the issuance of our 10% convertible note and the issuance of our series B preferred stock, respectively. We will record additional non-cash expenses of approximately $340,000 during the remainder of 2000 and $409,000 during the two years ending December 31, 2002, related to the issuance of the note unless it is converted to common stock prior to its maturity date, in which case it will be less.

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

                                    PART II

                               OTHER INFORMATION

Items 1-5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Listing of Exhibits:

         2.1   Asset Purchase Agreement, including exhibits thereto, dated
               December 27, 1999, between Webb Interactive Services, Inc.,
               Update Systems, Inc. and Kevin Schaff. (1)
         3.1   Articles of Incorporation, as amended, of Webb (2)
         3.2   Bylaws of Webb (3)
         4.1   Specimen form of Webb's Common Stock certificate (4)
         4.2   Stock Option Plan of 1995 (3)
         4.3   Form of Incentive Stock Option Agreement for Stock Option Plan of
               1995 (3)
         4.4   Form of Nonstatutory Stock Option Agreement for Stock Option Plan
               of 1995 (3)
         4.5   Form of Warrant issued in 1996 to private investors (3)
         4.6   Form of Warrant Agreement issued in 1997 and 1998 to private investors (5)
         10.1  Form of Nondisclosure and Nonsolicitation Agreement between Webb and its employees (2)
         10.2  Office Lease for Webb's principal offices commencing May 2000
               (12)
         10.3  Form of Change of Control Agreement between Webb and certain employees (6)
         10.4  Amended Employment Agreement dated as of June 30, 2000, between
               Webb and Perry Evans *
         10.5  Securities Purchase Agreement dated August 25, 1999 between Webb and Castle Creek (7)
         10.6  Promissory Note dated August 25, 1999 issued by Webb to Castle
               Creek (7)
         10.7  Amendment dated December 18, 1999 to Securities Purchase
               Agreement dated August 25, 1999 between Webb and Castle Creek (8)
         10.8  First Amendment dated December 18, 1999 to Promissory Note dated
               August 25, 1999 issued by Webb to Castle Creek (8)
         10.9  Stock Purchase Warrant dated December 18, 1999 issued by Webb to
               Castle Creek (8)
        10.10  Securities Purchase Agreement dated December 31, 1999, between
               Webb, Marshall Capital Management and Castle Creek. Included as
               exhibits to the Securities Purchase Agreement are the proposed form of Warrant and the Registration Rights Agreement (9)
        10.11  Articles of Amendment setting forth the terms of the Series B
               Convertible Preferred Stock (10)
        10.12  Development, Access and License Agreement, as amended, effective
               June 30, 1999 between Webb and Switchboard, Inc. (11)
        10.13  Engineering Services Agreement, effective June 30, 1999, between
               Webb and Switchboard, Inc. (11)
        10.14  Master Software License Agreement, Web Site Hosting Agreement,
               Maintenance and Support Agreement and Professional Services
               Agreement, effective March 31, 2000, between Webb and Vetconnect,
               Inc. (13)
        10.15  Consulting Agreement, effective April 24, 2000, between Webb and
               Diamond Technology Partners, Inc. (13)
        10.16  Master Software License Agreement, Web Site Hosting Agreement,
               Maintenance and Support Agreement and Professional Services
               Agreement, effective June 30, 2000, between Webb and British
               Telecommunications PLC Trading as Yellow Pages. *
        10.17  Master Software License Agreement, Web Site Hosting Agreement,
               Maintenance and Support Agreement and Professional Services
               Agreement, effective July 17, 2000, between Webb and Promedia
               GCV. *
        21     Subsidiaries of Webb Interactive Services, Inc. (12)
        27     Financial Data Schedule *

-----------------------------

        *     Filed herewith.
        (1) Filed with the Form 8-K Current Report, filed January 14, 2000, Commission File No. 0-28642.
        (2) Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
        (3) Filed with the initial Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
        (4) Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.
        (5) Filed with the Form 10-KSB Annual Report for the year ended December 31, 1997, Commission File No. 0-28462.
        (6) Filed with the Form 10-KSB Annual Report for the year ended December 31, 1998, Commission File No. 0-28462.
        (7) Filed with the Form 8-K Current Report, filed September 2, 1999, Commission File No. 0-28642.
        (8) Filed with Amendment No. 2 to Webb's Registration Statement on Form S-3, filed January 3, 2000, Commission File No. 333-87887
        (9) Filed with the Form 8-K Current Report, filed January 5, 2000, Commission File No. 0-28642.
        (10) Filed with the Form 8-K Current Report, filed February 25, 2000, Commission File No. 0-28642.
        (11) Filed with the Registration Statement on Form S-3, filed September 2, 1999, Commission File No. 333-86465.
        (12) File with the Form 10-KSB Annual Report for the year ended December 31, 1999, Commission File No. 0-28462.
        (13) File with Form 10-QSB Quarterly Report for the period ended March 31, 2000, Commission File No. 0-28462


              (b) Reports on Form 8-K. The Company was not required to file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   WEBB INTERACTIVE SERVICES, INC.



Date:  August 14, 2000             By  /s/ William R. Cullen
                                       ---------------------
                                       Chief Financial Officer



                                      /s/ Stuart Lucko
                                      ----------------
                                      Controller