Form 10QSB
period 2000-09-30
WEBB INTERACTIVE SERVICES INC
filed 2000-11-14
CIK 1011901

                            FORM 10-QSB - Quarterly
   Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

For the period ended September 30, 2000.
                     ------------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the transition period from _______________ to ________________.

Commission File Number 0-28462.
                       -------

WEBB INTERACTIVE SERVICES, INC.
------------------------------
(Exact name of registrant as specified in its charter)

COLORADO                                          84-1293864
------------------------------------------------------------
(State or other jurisdiction               I.R.S. Employer
of incorporation or organization         Identification No.)

1899 WYNKOOP, SUITE 600, DENVER, CO                    80202
------------------------------------------------------------
(Address of principal executive offices)           (Zipcode)

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

[X]  YES    [_]  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of October 31, 2000 Registrant had 9,225,246 shares of common stock outstanding.


________________

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES

                                     Index
                                     -----

                                                                                                                   Page
                                                                                                                 --------
Part I.  Financial Information

         Item 1.  Unaudited Financial Statements                                                                        3

         Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999                                     3

         Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2000 and 1999          4

         Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2000 and 1999                  5-6

         Notes to Consolidated Financial Statements                                                                  7-15

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             16-28

Part II. Other Information

         Items 1 and 3 - 5.  Not Applicable                                                                            29

         Item 2. Changes in Securities                                                                                 29

         Item 6. Exhibits and Reports on Form 8-K                                                                   29-30

Signatures                                                                                                             31

                            ______________________

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

                                    PART I

                             FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                     September 30,          December 31,
                                                                                          2000                  1999
                                                                                   -----------------      -----------------
                                     ASSETS

   Current assets:
        Cash and cash equivalents                                                     $  8,478,920           $  4,164,371
        Accounts receivable, net of allowance of doubtful accounts of $66,000 and
           $4,000, respectively                                                          1,542,525                 76,806
        Prepaid expenses                                                                   175,340                399,217
        Note receivable from related party                                                 100,000                      -
        Short-term deposits                                                                438,140                444,545
                                                                                    --------------         --------------
           Total current assets                                                         10,734,925              5,084,939
    Property and equipment, net of accumulated depreciation of $987,699 and
           $1,091,763, respectively                                                      2,842,431              1,668,599
    Intangible assets, net of accumulated amortization of $8,757,287 and
           $2,523,351, respectively                                                     16,283,596             12,503,047
   Net assets of discontinued operations                                                    11,625                338,704
   Investment in common stock                                                              448,172                      -
   Deferred financing costs                                                                121,122              2,649,517
   Other assets                                                                            509,071                  4,216
                                                                                    --------------         --------------
           Total assets                                                               $ 30,950,942           $ 22,249,022
                                                                                    ==============         ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
        Current portion of capital leases payable                                     $    206,643           $    108,525
        Accounts payable and accrued liabilities                                         1,119,773                771,417
        Accrued salaries and payroll taxes payable                                       1,490,569                936,849
        Accrued interest payable                                                                 -                126,028
        Other current liabilities                                                           45,625                      -
        Customer deposits and deferred revenue                                             315,871                 44,882
                                                                                    --------------         --------------
           Total current liabilities                                                     3,178,481              1,987,701
   Capital leases payable                                                                   82,966                115,493
   10% convertible note payable, net of discount of $342,189 and
           $947,710, respectively                                                        2,311,921              4,052,290

   Commitments and contingencies
   Stockholders' equity

        Preferred stock, no par value, 5,000,000 shares authorized:
           Series B-2 convertible preferred stock, 12,500 and none shares issued
              and outstanding, respectively                                             12,500,000                      -

           10% redeemable, convertible preferred stock, 10% cumulative return;
               none and 85,000 shares issued and outstanding, respectively,
               including dividends payable of none and $170,295, respectively                    -              1,020,295

        Common stock, no par value, 60,000,000 shares authorized, 9,221,913 and
           7,830,028 shares issued and outstanding, respectively                        75,104,594             49,513,769
        Warrants and options                                                            13,319,873              8,612,322
        Deferred compensation                                                             (263,382)              (412,707)
        Accumulated deficit                                                            (75,283,511)           (42,640,141)
                                                                                    --------------         --------------

                 Total stockholders' equity                                             25,377,574             16,093,538
                                                                                    --------------         --------------

                 Total liabilities and stockholders' equity                           $ 30,950,942           $ 22,249,022
                                                                                    ==============         ==============

  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                Three Months Ended                      Nine Months Ended
                                                                  September 30,                           September 30,
                                                        -----------------------------------    -------------------------------------
                                                            2000                1999                2000                 1999
                                                        --------------     ----------------    ----------------     ----------------
Net revenues                                             $ 1,662,739         $    452,385       $   3,379,040        $     780,044
Cost of revenues                                             781,425              467,563           2,133,346              966,128
                                                        ------------       --------------      --------------       --------------

    Gross margin                                             881,314              (15,178)          1,245,694             (186,084)
                                                        ------------       --------------      --------------       --------------

Operating expenses:
    Sales and marketing expenses                           1,079,526              370,660           2,272,754            1,205,313
    Product development expenses                           1,452,491              771,345           4,009,606            1,924,976
    General and administrative expenses                    2,801,587            1,120,465           7,279,156            3,919,255
    Customer acquisition costs                                     -              868,316                   -              941,684
    Depreciation and amortization                          2,296,856            1,384,147           6,899,823            1,561,051
                                                        ------------       --------------      --------------       --------------
                                                           7,630,460            4,514,933          20,461,339            9,552,279
                                                        ------------       --------------      --------------       --------------

    Loss from operations                                  (6,749,146)          (4,530,111)        (19,215,645)          (9,738,363)
Interest income                                               70,761               82,583             508,096              173,331
Equity in loss of subsidiary                                       -                    -                   -             (127,083)
Loss on disposal of property and equipment                  (348,081)                   -            (340,043)                   -
Interest expense                                            (109,571)            (713,493)           (457,523)            (721,324)
                                                        ------------       --------------      --------------       --------------

Net loss from continuing operations                       (7,136,037)          (5,161,021)        (19,505,115)         (10,413,439)
Loss from discontinued operations, net of taxes             (203,272)              (5,761)           (265,129)            (208,462)
                                                        ------------       --------------      --------------       --------------

Net loss                                                  (7,339,309)          (5,166,782)        (19,770,244)         (10,621,901)

Preferred stock dividends                                          -              (29,173)           (373,126)            (104,314)
Accretion of preferred stock to redemption value                   -                    -         (12,500,000)          (3,157,691)
Accretion of preferred stock for guaranteed return in
    excess of redemption value                                     -                    -                   -           (1,158,563)
                                                        ------------       --------------      --------------       --------------

Net loss applicable to common stockholders               $(7,339,309)         $(5,195,955)       $(32,643,370)        $(15,042,469)
                                                        ============       ==============      ==============       ==============

Net loss applicable to common shareholders from
    continuing operations per share, basic and diluted   $     (0.78)         $     (0.70)       $      (3.60)        $      (2.39)
                                                        ============       ==============      ==============       ==============

Net loss applicable to common shareholders per share
    from discontinued operations, basic and diluted      $     (0.02)                   -        $      (0.03)        $      (0.03)
                                                        ============       ==============      ==============       ==============

Net loss applicable to common shareholders per share,
    basic and diluted                                    $     (0.80)         $     (0.70)       $      (3.63)        $      (2.42)
                                                        ============       ==============      ==============       ==============

Weighted average shares outstanding, basic and
    diluted                                                9,217,471            7,449,505           8,999,188            6,228,731
                                                        ============       ==============      ==============       ==============

      The accompanying notes to consolidated financial statements are an integral part of these statements.

               Webb Interactive Services, Inc. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                    ---------------------------------
                                                                                       2000                  1999
                                                                                    ------------         ------------
Cash flows from operating activities:
    Net loss                                                                        $(19,770,244)        $(10,621,901)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                   7,358,886            1,779,127
       Loss (gain) on sale of property and equipment                                     340,640               (2,225)
       Stock and stock options issued for services and to customers                      634,690            1,299,912
       Bad debt expense                                                                   62,000                    -
       Write-off of NetIgnite intangible assets                                                -              242,811
       Accrued interest income on advances to DCI                                              -              (46,379)
       Reduction in note receivable for services received from DCI                             -              368,643
       Equity loss in subsidiary                                                               -              127,083
       Accrued interest on 10% note payable                                                    -               49,383
       Notes payable issued for interest on 10% convertible note payable                 154,110                    -
       Amortization of 10% convertible note payable discount                             152,231               35,255
       Amortization of 10% convertible note payable financing costs                       56,473               12,948
       Amortization of 10% convertible note payable beneficial conversion                      -              590,254
    Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                     (1,509,284)              42,841
       Decrease in inventory                                                                   -               55,126
       Decrease (increase) in prepaid expenses                                           223,877             (141,594)
       (Increase) decrease in short-term deposits and other assets                      (498,450)              93,824
       Increase in accounts payable and accrued liabilities                              126,521               38,079
       Increase (decrease) in accrued salaries and payroll taxes payable                 431,231              (19,509)
       Decrease in accrued interest payable                                             (126,028)                   -
       Increase in customer deposits and deferred revenue                                143,503              152,724
                                                                                    ------------         ------------
       Net cash used in operations                                                   (12,219,844)          (5,943,598)
                                                                                    ------------         ------------
Cash flows from investing activities:
    Purchase of property and equipment                                                (2,111,800)          (1,533,947)
    Cash advances to related party                                                      (100,000)                   -
    Proceeds from the sale of property and equipment                                      49,382              132,241
    Cash acquired in business combinations                                                     -               32,484
    Cash advances to DCI                                                                       -             (593,649)
    Payment of acquisition costs                                                               -              (27,470)
    Investment in subsidiary                                                                   -             (240,564)
                                                                                    ------------         ------------
       Net cash used in investing activities                                          (2,162,418)          (2,230,905)
                                                                                    ------------         ------------
Cash flows from financing activities:
    Payments on capital leases                                                          (198,197)             (33,760)
    Payment on convertible notes payable                                                       -              (35,000)
    Proceeds from issuance of series B preferred stock and warrants                   12,500,000                    -
    Proceeds from exercise of stock options and warrants                               7,235,008            1,700,945
    Proceeds from issuance of 10% convertible note payable                                     -            5,000,000
    Proceeds from issuance of common stock and warrants                                        -            3,074,256
    Proceeds from issuance of series C preferred stock                                         -            5,000,000
    10% convertible note payable financing costs                                               -             (383,184)
    Stock offering costs                                                                (840,000)            (401,887)
                                                                                    ------------         ------------
       Net cash provided by financing activities                                      18,696,811           13,921,370
                                                                                    ------------         ------------
Net increase in cash and cash equivalents                                              4,314,549            5,746,867
Cash and cash equivalents, beginning of period                                         4,164,371              698,339
                                                                                    ------------         ------------
Cash and cash equivalents, end of period                                            $  8,478,920         $  6,445,206
                                                                                    ============         ============

      The accompanying notes to consolidated financial statements are an integral part of these statements.

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                ------------------------------
                                                                                    2000               1999
                                                                                -----------        -----------
Supplemental disclosure of cash flow information:

Cash paid for interest                                                          $   220,555        $    10,875
                                                                                ===========        ===========

Supplemental schedule of non-cash investing and financing activities:
       Common stock and warrants issued in business combinations                $ 9,995,417        $12,382,595
       Accretion of preferred stock to redemption value                          12,500,000          3,157,691
       Accretion of preferred stock for guaranteed return in excess of
            redemption value                                                              -          1,158,563
       Preferred stock dividends paid or to be paid in common stock                 373,126            104,214
       Preferred stock and dividends converted to common stock                    1,023,028          5,686,707
       Common stock warrants issued for offering costs                            2,311,475                  -
       10% note payable converted to common stock                                 1,886,263                  -
       Convertible notes payable converted to common stock                                -            593,045
       Proceeds from sale of discontinued operations received in stock              448,172                  -
       Beneficial conversion of 10% convertible note payable                              -          1,967,522
       Discount of 10% convertible note payable                                           -          1,072,325
       Capital leases for equipment                                                 263,788             35,000

      The accompanying notes to consolidated financial statements are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements include the accounts of Webb Interactive Services, Inc. and its Subsidiaries (collectively "Webb" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared without audit pursuant to rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. The interim financial statements should be read in connection with the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

NOTE 2 - REVENUE RECOGNITION

     The Company recognizes software license revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2") and related interpretations, which requires the Company to recognize revenue on software transactions only when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

     Revenue from software license fees is recognized upon delivery. Under certain circumstances, software license revenue is deferred until these criteria are met. Certain arrangements contain provisions, which require the Company to recognize revenue from software licenses over the term of the contract. In instances where the Company charges monthly license fees, revenue is recognized on a month by month basis. Guaranteed minimum revenue is recognized on a straight-line basis over the period the minimum applies.

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

     The Company follows the provisions of EITF 00-3, "Application of AICPA SOP 97-2, "Software Revenue Recognition," to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," for software arrangements that include provisions for hosting. Under the EITF consensus, if the customer has the contractual right to take possession of the software at anytime during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software, then the software portion of the arrangement is accounted for under SOP 97-2. If the customer does not have this right, then the fee for the entire arrangement is recognized on a straight-line basis over the life of the related arrangement.

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

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting impact of SAB 101 is required to be determined no later than the Company's fourth fiscal quarter of 2000. If the Company determines that its revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 will require the Company to restate the results of its first three quarters of 2000 to reflect this change in accounting principle as if SAB 101 had been implemented on January 1, 2000. The Company has reviewed SAB 101 and believes that the adoption of SAB 101 will not have a significant impact on its financial position and results of operations.

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

     Net revenues from continuing operations are comprised of the following:

                                                  Three Months Ended                      Nine Months Ended
                                                     September 30,                          September 30,
                                           ----------------------------------    ------------------------------------
                                                2000               1999                2000                1999
                                           ---------------    ---------------    -----------------    ---------------
Net revenues:
    Licenses                                  $   874,877          $  51,044          $ 2,043,611          $ 186,565
    Services                                      787,862            401,341            1,335,429            475,940
    Hardware and third party software                   -                  -                    -            117,539
                                           ---------------    ---------------    -----------------    ---------------
    Total net revenues                        $ 1,662,739          $ 452,385          $ 3,379,040          $ 780,044
                                           ===============    ===============    =================    ===============

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133" (SFAS 137). SFAS 137 delays the effective date of SFAS 133 to financial quarters and financial years beginning after June 15, 2000. The Company historically has not entered into arrangements that would fall under the scope of Statement No. 133.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). The Interpretation clarifies the application of APB No. 25 for certain issues related to equity based instruments issued to employees. FIN No. 44 is effective on July 1, 2000, except for certain transactions, and has been applied on a prospective basis. There was no significant impact on the Company's financial position or results of operations as a result of the application of FIN No. 44.

NOTE 4 - BUSINESS ACQUISITION

     On January 7, 2000, the Company acquired the assets of Update Systems, Inc. ("Update"), a developer and provider of e-communication Internet business solutions, by issuing 278,411 shares of the Company's common stock. In addition, outstanding Update options to purchase common stock were exchanged into 49,704 options to purchase the Company's common stock. The acquisition of the assets was recorded using the purchase method of accounting whereby the consideration paid of $10,060,417 was allocated based on the fair values of the assets acquired with the excess consideration over the fair market value of tangible assets of $10,014,485 recorded as intangible assets.

Total consideration for the merger is as follows:

Value of common stock issued                                $ 8,630,741
Value of options issued                                       1,364,676 (a)
Acquisition expenses                                             65,000
                                                          --------------
Total purchase price                                        $10,060,417
                                                          ==============

(a) 49,704 options issued, valued using the Black-Scholes option pricing model using the following assumptions:

Exercise prices                                                $4.33
Fair market value of common stock on measurement date         $29.50
Option lives                                                 5 years
Volatility rate                                                 104%
Risk-free rate of return                                        5.0%
Dividend rate                                                     0%

The purchase price was allocated to the assets acquired based on their fair market values as follows:

Acquired property and equipment                             $    45,932
Developed technologies, goodwill and other intangibles       10,014,485
                                                          --------------
Total assets acquired                                       $10,060,417
                                                          ==============

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

NOTE 5 - GOODWILL

     Goodwill is being amortized on a straight-line basis over three years. Subsequent to acquisitions which result in goodwill, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable. The Company recorded amortization expense of $2,103,891 and $6,233,936 for the three and nine months ended September 30, 2000, respectively, and $1,274,721 and $1,298,396 for the three and nine months ended September 30, 1999, respectively. As of September 30, 2000, $5,931,344 of the Company's intangible assets consisted of goodwill.

     None of the businesses acquired by the Company were profitable prior to their acquisition. Accordingly, and due to other risks and uncertainties discussed herein, it is possible that an analysis of these long-lived assets in future periods could result in a conclusion they are impaired, and the amount of impairment could be substantial.

NOTE 6 - NET LOSS PER SHARE

     Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic net loss per share is computed by dividing net loss applicable to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss applicable to common shareholders for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company's net losses, all potentially dilutive securities, as indicated in the table below, would be anti-dilutive and are excluded from the computation of diluted loss per share.

                                                 September 30,
                                         -----------------------------
                                             2000             1999
                                         ------------    -------------
Stock options                              3,771,610        2,080,550
10% convertible note payable                 263,362        -
Warrants and underwriter options             768,728          865,976
Series B-2 preferred stock                 1,225,000        -
Convertible debt                           -                   38,388
10% preferred stock                        -                  109,753
                                         ------------    -------------
Total                                      6,028,700        3,094,667
                                         ============    =============

     The number of shares excluded from the earning per share calculation because they are anti-dilutive, using the treasury stock method, were 463,430 and 381,778 for the three months ended September 30, 2000 and 1999, respectively, and 2,976,934 and 849,473 for the nine months ended September 30, 2000 and 1999, respectively.

NOTE 7 - SERIES B AND SERIES B-2 PREFERRED STOCK

     Series B Preferred Stock-

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

     The series B preferred stock was convertible into shares of the Company's common stock, initially at $20.00. The conversion rate for the series B preferred stock was subject to a potential reset on November 12, 2000, based on the then market price for the Company's common stock.

     In order to facilitate the sale of the Company's series B preferred stock, the terms of the10% convertible note payable agreement, issued on August 25, 1999, were amended on December 18, 1999. The Company issued the note holder a five-year warrant to purchase 136,519 shares of the Company's common stock at an initial exercise price of $18.506 per share in consideration for the note holder's agreement to exchange the note for an amended note with terms more favorable for the Company. The Company recorded $2,311,475 in series B preferred stock offering costs as a result of the issuance of this warrant. In accordance with the original terms of the warrant, the exercise price was reset on September 29, 2000 to $10.264 per share, the average closing bid price of the Company's common stock for the 20 trading days ended on September 29, 2000.

     The Company also issued warrants to purchase 343,750 shares of common stock with the series B preferred stock, valued at $6,913,568 based on the relative fair value of the warrants using the Black-Scholes option pricing model compared to the net proceeds received by the Company. The warrants that entitle the holder to purchase one share of the Company's common stock for a purchase price initially set at $20.20, equal to 101% of the initial conversion price of the preferred stock at any time during the five-year period commencing on February 18, 2000. The exercise price for the warrants is subject to being reset based upon future market prices for the Company's common stock every 90 days commencing May 17, 2000, until January 20, 2003. If the current exercise price is higher than the current market price (the lower of the average closing bid prices for the 10-day period ending on such date or the closing bid price on such date), the exercise price will be reset to the market price. On August 16, 2000, the exercise price of the warrants was reset to $8.75 per share.

     On the issuance date, the warrants were valued utilizing the Black-Scholes option pricing model using the following assumptions:

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

     Due to the conversion feature associated with the series B preferred stock, the Company accounted for a beneficial conversion feature (a "Guaranteed Return") as an additional preferred stock dividend. The computed value of the Guaranteed Return of $2,434,957 is limited to the relative fair value of the series B preferred stock, and was initially recorded as a reduction of the series B preferred stock and an increase to additional paid-in capital. The Guaranteed Return reduction to the series B preferred stock was accreted on the date of issuance, as additional dividends, by recording a charge to income applicable to common stockholders from the date of issuance to the earliest date of conversion.

     The difference between the stated redemption value of $1,000 per share and the recorded value on February 18, 2000, totalling $12,500,000, was accreted as a charge to income applicable to common stockholders on the date of issuance (the date on which the series B preferred stock was first convertible) and was comprised of the following:

Guaranteed return                                                     $ 2,434,957
Value of common stock warrants                                          6,913,568
Value of common stock warrant issued to holder of 10% note payable      2,311,475
Series B preferred stock offering costs                                   840,000
                                                                    --------------
Total accretion recorded                                              $12,500,000
                                                                    ==============

     Series B-2 Preferred Stock-

     On September 27, 2000, the Company executed exchange agreements with the holders of its series B preferred stock whereby the Company redeemed all of its outstanding series B convertible preferred stock in exchange for 12,500 shares of its series B-2 convertible preferred stock (the "series B-2 preferred stock") which has a stated value of $1,000 per share.

     The series B-2 preferred stock is convertible into shares of the Company's common stock at $10.20408 per share (1,225,000 shares in the aggregate) by the holders at any time, so long as the conversion would not result in the holder being a beneficial owner of more than 4.99% of the Company's common stock. On December 31, 2000, the series B-2 preferred stock, subject to the 4.99% limitation, will be automatically converted into shares of the Company's common stock. If the series B-2 preferred stock were subject to the automatic conversion feature at September 30, 2000, the number of the Company's common shares issuable upon conversion would be limited to approximately 1,000,000 shares.

     The conversion price is also subject to anti-dilution protection in the event of the issuance of the Company's common stock at prices less than the conversion price for the series B-2 preferred stock or the then current price for the Company's common stock and for stock splits, stock dividends and other similar transactions. If the conversion price is reduced, the Company may be required to record a charge against income and that charge may be significant.

     The Company's series B-2 preferred stock has preference if the Company were to liquidate, dissolve or wind-up its business, whether voluntary or otherwise. In these events, after the Company has paid its debts and other liabilities, the holders of the series B-2 preferred stock would be entitled to receive $1,000 per share from the Company's remaining net assets, before any distribution to the holders of its common stock.

NOTE 8. - CONVERSION OF 10% CONVERTIBLE NOTE PAYABLE

     On February 18, 2000, the holder converted $2,500,000 of the $5,000,000 outstanding Note Payable into 248,262 shares of the Company's common stock at a conversion price of $10.07 per share.

NOTE 9. - ISSUANCE OF COMMON STOCK AND WARRANTS/OPTIONS FOR SERVICES

     On March 16, 2000, the Company executed a two-month consulting agreement with a financial consulting firm to enhance Company activities in corporate finance, mergers and acquisitions and investor relations. In connection with the agreement, the Company issued 15,000 restricted shares of its common stock for services provided and recorded expenses totalling $136,203 and $246,891 for the three and nine months ended September 30, 2000, respectively, determined based on the fair market value of the stock on the day the services were provided.

     During the third quarter of 2000, the Company issued 912,500 common shares of common stock of Jabber.com. Inc., a majority-owned subsidiary, to employees of the subsidiary, an officer of the Company and members of the Jabber.com advisory boards. The shares vest over periods ranging from grant date to two years. The Company recorded deferred compensation totalling $45,625 and compensation expense totalling $13,349 in the third quarter based upon the estimated fair value of the Jabber.com Inc. common stock. The shares issued in connection with these transactions represent approximately 9.4% of the ownership and 1% voting interest in the subsidiary.

     During the second quarter of 2000, the Company issued a common stock purchase warrant to an employment agency in connection with a placement fee and stock options to an advisory board member for services to purchase in the aggregate 8,334 shares of its common stock at exercise prices ranging from $15.88 to $38.44. The agreements specify option lives ranging from one to seven years with vesting terms of approximately one year. The Company valued these securities in the aggregate at $192,849 utilizing the Black-Scholes option pricing model using the following assumptions:

Exercise prices                                            $15.88 to $38.44
Fair market value of common stock on date of issuances     $15.88 to $38.44
Option lives                                                   1 to 7 years
Volatility rate                                                119% to 123%
Risk-free rate of return                                              6.06%
Dividend rate                                                            0%

     The Company recorded deferred compensation totalling $192,849 and compensation expense totalling $279,659 during the nine months ended September 30, 2000, related to the issuance of these securities. In addition, an aggregate of 2,500 shares are being valued under variable plan accounting whereby the fair value of the option is recomputed at the end of each quarter. As a result, the Company may incur significant charges in future periods if its stock price increases.

NOTE 10 - EXERCISE OF COMMON STOCK WARRANTS

     During the nine months ended September 30, 2000, holders of warrants exercised their right to purchase 503,874 shares of the Company's common stock, resulting in net proceeds to the Company totalling $5,443,315, after deducting $93,707 in commissions, as summarized in the following table:

                                           Common
                                           Stock             Exercise           Common           Proceeds
                                          Warrant             Price             Stock             to the
        Warrant Exercised                Exercised          Per Share           Issued            Company
-----------------------------------    -------------     ---------------    -------------     --------------
10% preferred stock warrants                 35,000              $15.00           35,000        $   525,000
IPO representative warrants                 105,170                8.10          102,361            736,047
Warrants issued in connection
    with the DCI merger                     120,185       6.61 to 10.16          118,523          1,012,948
Warrant issued in connection with
    5% Preferred Stock                      100,000               16.33          100,000          1,633,000
Warrant issued to customer                    7,000                9.75            7,000             68,250
Warrant issued to 10% convertible
    note holder                             136,519               11.44          136,519          1,468,070
                                       -------------                        -------------     --------------
                                            503,874                              499,403        $ 5,443,315
                                       =============                        =============     ==============

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

NOTE 11 - CONVERSION OF 10% PREFERRED STOCK

     In January and February 2000, 85,000 shares of the 10% preferred stock, including accrued dividends payable of $173,028, were converted into 102,302 shares of the Company's common stock at a conversion price of $10.00 as summarized in the following table:

                                          Number of Shares                      Common Stock
                              -----------------------------------------
                                10% Preferred                                    Conversion
    Conversion Date                 Stock                Common Stock          Price per Share
-----------------------       ------------------       ----------------       ------------------
January 11, 2000                         80,000                 96,240                   $10.00
February 14, 2000                         5,000                  6,062                    10.00
                              ------------------       ----------------
                                         85,000                102,302
                              ==================       ================

NOTE 12 - DUE FROM RELATED PARTIES

     On April 17, 2000, the Company loaned $100,000 to an officer of the Company pursuant to a demand note bearing interest at 8% per annum. Interest is payable monthly commencing July 1, 2000.

NOTE 13 - DISCONTINUED OPERATIONS

     On September 12, 2000, the Company sold its e-banking segment to a privately-held company for consideration valued at $487,873, which is approximately the same as the net book value of the net assets of this segment. The Company received $39,700 in cash and 181,176 shares of the purchaser's common stock recorded at a value of approximately $2.47 per share. The Company continually reviews the value of the common stock to determine its current fair value. It is possible that an analysis of this investment in future periods could result in a conclusion that the fair value of the investment is less that the Company's recorded value which would require the Company to record a charge to earnings for the difference between the recorded value and the current fair value and this charge could be substantial.

     The Company's consolidated financial statements reflect the sale of this segment as a sale of discontinued operations. Accordingly, the assets and liabilities; and revenues, costs and expenses of these discontinued operations have been excluded from the respective captions in the Consolidated Balance Sheet and Consolidated Statement of Operations have been reported as "Net assets of discontinued operations," and as "Loss from discontinued operations, net of taxes," for all periods presented.

Net assets of discontinued operations consist of the following:

                                                                September 30,           December 31,
                                                                    2000                   1999
                                                              -----------------      -----------------
   Accounts receivable                                            $  11,891              $  30,326
   Property and equipment, net                                            -                683,890
   Accounts payable and accrued liabilities                            (266)              (192,512)
   Deferred revenue and customer deposits                                 -               (183,000)
                                                               ----------------       ----------------
        Total net assets of discontinued operations               $  11,625              $ 338,704
                                                               ================       ================

     Summarized financial information for the discontinued operations is as follows (Note: 2000 amounts include activity through September 12, 2000 only):

                                                  Three Months Ended                       Nine Months Ended
                                                    September 30,                            September 30,
                                           ---------------------------------     --------------------------------------
                                                2000              1999                 2000                 1999
                                           ---------------    --------------     -----------------     ----------------
Net revenues                                    $ 73,092          $ 193,308            $ 497,821            $ 346,864
Loss from operations                            (203,272)            (5,761)            (265,129)            (208,462)

NOTE 14 - BUSINESS SEGMENT INFORMATION

     The Company develops and supports products and services for local markets by providing an interactive framework of local commerce and community-based services comprised of publishing, content management, community-building and communications. In addition, the Company's subsidiary, Jabber.com, is engaged in the early stages of several projects that are implementing the Jabber.org XML-based open-source instant messaging platform for portal services, enterprise messaging, financial services applications and enhanced mobile and telephony integration The Company has two reportable business segments: AccelX and Jabber.com.

     AccelX consists of XML-based online commerce and communication solutions for small business, with a particular emphasis on local commerce interaction.

         Jabber.com consists of XML-based open-source Internet application products which incorporates instant messaging as a key application for commerce-oriented dialogs between businesses and consumers.

                                        September 30,          December 31,
                                            2000                   1999
                                      ------------------    ------------------
Assets
------
AccelX                                    $  30,610,925         $   21,910,318
Jabber.com                                    4,322,494                      -
Net assets of discontinued operations            11,625                338,704
Eliminations                                 (3,994,102)                     -
                                      -----------------     ------------------
Total assets                              $  30,950,942         $   22,249,022
                                      =================     ==================



Property and equipment, net
---------------------------
AccelX                                    $  2,718,757          $    1,668,599
Jabber.com                                     123,674                       -
                                    ------------------    --------------------
Total                                     $  2,842,431          $    1,668,599
                                    ==================    ====================

                                                     Three Months Ended                          Nine Months Ended
                                                        September 30,                              September 30,
                                            ----------------------------------        -----------------------------------
                                                 2000                 1999                 2000                  1999
                                            --------------       -------------        ---------------       -------------
Net revenues from continuing operations
---------------------------------------
AccelX                                      $    1,415,094       $     452,385        $     3,112,845       $     780,044
Jabber.com                                         247,645             -                      266,195             -
                                            --------------       -------------        ---------------       -------------
Total net revenues from continuing
    operations                              $    1,662,739       $     452,385        $     3,379,040       $     780,044
                                            ==============       =============        ===============       =============

Net loss from continuing operations
-----------------------------------
AccelX                                          (4,599,190)      $  (5,161,021)       $   (15,744,417)      $ (10,413,439)
Jabber.com                                      (2,990,911)            -                   (4,214,762)            -
Eliminations                                       454,064             -                      454,064             -
                                            --------------       -------------        ---------------       -------------
Total net loss from continuing operations   $   (7,136,037)      $  (5,161,021)       $   (19,505,115)      $ (10,413,439)
                                            ==============       =============        ===============       =============

Depreciation and amortization
-----------------------------
AccelX                                      $    2,285,787       $   1,384,147        $     6,884,582       $   1,561,051
Jabber.com                                         465,133             -                      469,305
Eliminations                                      (454,064)            -                     (454,064)            -
                                            --------------       -------------        ---------------       -------------
Total depreciation and amortization
    expense                                 $    2,296,856       $   1,384,147        $     6,899,823       $   1,561,051
                                            ==============       =============        ===============       =============

Property and equipment additions
--------------------------------
AccelX                                                                                $     1,958,829       $   1,294,482
Jabber.com                                                                                    138,915             -
Discontinued operations                                                                        14,056             239,465
                                                                                      ---------------       -------------
Total                                                                                 $     2,111,800       $   1,533,947
                                                                                      ===============       =============

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Webb provides innovative advanced online commerce and communication solutions and instant messaging applications and services for businesses. Our AccelX product line of XML-based commerce and buyer-seller interaction products and services provides businesses with powerful web-site development and communication tools to attract customers, generate leads, increase buyer-seller interaction and strengthen customer relationship management. The AccelX services are divided into two categories: Customer Relationship Management Services and Marketplace Services.

         We distribute our AccelX products and services on a private-label basis to high-volume distribution partners such as yellow page directory publishers, newspapers, city guides, vertical market portals and other aggregators of local businesses. Our AccelX products may be either licensed or delivered on an application service provider business model whereby we would host the software on our servers and expect to deliver and manage the service on behalf of our distribution partners. Generally, these services are provided on a revenue-share basis providing us with recurring revenues as our distribution partners sell these services to their small business customers. This distribution model is designed to provide us with a growing base of businesses using one or more of our services who are ideal customers for additional AccelX services.

         Prior to January 2000, we were organized around our primary market focus on local commerce services, with an additional business unit dedicated to e-banking services. In the local commerce segment, we target small and medium sized businesses with our AccelX products and services supporting XML-based commerce and buyer-seller interaction. On September 12, 2000, we completed the sale of our e-banking business to a privately-held venture capital-backed company. In January 2000, we formed a new subsidiary in order to commercialize separately the Jabber.org instant messaging system from our AccelX business. We intend to seek significant participation from external partners to help us maximize the value of the instant messaging businesses.

        During July 2000, working with Diamond Technology Partners, Inc., we completed a business plan for our Jabber.com subsidiary. The plan focuses Jabber.com's business development efforts on three areas:

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

        On February 18, 2000, we completed a private placement of 12,500 shares of our series B convertible preferred stock and warrants to acquire 343,750 shares of our common for an aggregate cash investment of $12,500,000. The conversion price for the series B convertible preferred stock, initially $20.00, was subject to being reset on November 12, 2000, based on the then market value for our common stock. On September 14, 2000, we agreed to exchange all of the series B convertible preferred stock for 12,500 shares of series B-2 convertible preferred stock, which has a fixed conversion price of $10.24028.

        On September 12, 2000, we sold our e-banking business to a privately-held company for gross proceeds equal to the net book value of the assets sold totalling $487,873. We received $39,700 in cash and 181,176 shares of the purchaser's common stock recorded at a value of approximately $2.47 per share. We continually review the value of the common stock to determine its current fair value. It is possible that an analysis of this investment in future periods could result in a conclusion that the fair value of the investment is less than the recorded value which would require us to record a charge to earnings for the difference between the recorded value and the current fair value and this charge could be substantial.

     We have incurred losses from operations since inception. At September
30, 2000, we had an accumulated deficit of approximately $75.3 million. The accumulated deficit at September 30, 2000, included approximately $40 million of non-cash expenses related to the following:

     . Issuance of preferred stock and warrants in financing transactions; . Stock and stock options issued for services;
     . Warrants issued to four customers;
     . Interest expense on the 10% convertible note paid by the issuance of similar notestes; and
     . Amortization of assets acquired in consideration for the issuance of our securities.

     Based on applicable current accounting standards, we may be required to record additional undeterminable non-cash operating expenses related to the exercise reset provisions of warrants we issued in connection with our series B preferred stock as well as non-cash compensation expense related to the issuance of common stock and options to purchase common stock of our subsidiary, Jabber.com.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The accounting impact of SAB 101 is required to be determined no later than the fourth fiscal quarter of 2000. If we determine that our revenue recognition policies must change to be in compliance with SAB 101, the implementation of SAB 101 may require us to restate our previously reported 2000 quarterly results to reflect a cumulative effect of a change in accounting principle as if SAB 101 had been implemented on January 1, 2000. We have reviewed SAB 101 and believe that the adoption of SAB 101 will not have a significant impact on our financial position and results of operations.

RESULTS OF OPERATIONS

     Revenues:

     Components of net revenues and cost of revenues are as follows:


                                                           Three Months Ended                         Nine Months Ended
                                                              September 30,                             September 30,
                                                  --------------------------------------    --------------------------------------
                                                       2000                  1999                 2000                 1999
                                                  ----------------     -----------------    -----------------    -----------------
Net revenues:
    Licenses                                          $  874,877         $   51,044           $2,043,612            $  186,565
    Services                                             787,862            401,341            1,335,428               475,940
    Hardware and third party software sales                   --                 --                   --               117,539
                                                      ----------         ----------           ----------            ----------
       Total net revenues                              1,662,739            452,385            3,379,040               780,044
                                                      ----------         ----------           ----------            ----------

Cost of revenues:
    Cost of licenses                                     157,888             59,999              629,706               211,343
    Cost of services                                     623,537            407,564            1,503,640               660,630
    Cost of hardware and third party software                 --                 --                   --                94,155
                                                      ----------         ----------           ----------            ----------
       Total cost of revenues                            781,425            467,563            2,133,346               966,128
                                                      ----------         ----------           ----------            ----------

Gross margin                                          $  881,314         $  (15,178)          $1,245,694            $ (186,084)
                                                      ==========         ==========           ==========            ==========

         License revenues represent fees earned for granting customers licenses to use our software products and services which we began to sell in the second half of 1999. During the three months ended September 30, 2000, we recognized $813,154 from the sale of initial software licenses and $61,723 from recurring license fees. During the nine months ended September 30, 2000, we recognized $1,409,154 from the sale of initial software licenses and

$634,458 from recurring license fees. The software license revenues in the 2000 three-month period were primarily from a sale to VNU Publitec, an European yellow page publisher, and for the 2000 nine-month period were primarily from the VNU Publitec sale as well as a sale to Vetconnect, Inc., a vertical portal that provides Internet services for veterinarians. While our basic distribution model is to provide services to aggregators of small business on a recurring revenue basis, thereby providing us with future revenues as our distribution partners sell our services to their small business customers, late in 1999 we began offering perpetual software licenses. In addition, during 2000 we began to license our AccelX software products under a hybrid model whereby our customers purchase a fixed number of licenses under a perpetual license arrangement and purchase additional licenses on a recurring revenue basis. Software license fees may continue to represent a significant portion of license revenue for at least the next several quarters as these fees are generally significantly larger than are the initial fees paid by those distribution partners who agree to pay us a portion of their future revenues. We estimate that it will take those distribution partners up to one year or more after they commence distribution of our AccelX services to develop a significant base of small businesses using these services for the recurring revenues to become significant. Recurring license revenues for the 2000 nine-month period are primarily a result of fees earned from Switchboard, Inc. in the form of quarterly guaranteed minimum payments required to maintain limited exclusivity for our Site Builder services in a segment of the United States market. Switchboard's exclusivity rights terminated on June 30, 2000, and Switchboard will not, therefore, pay quarterly guaranteed minimum payments in the future.

         Services revenues consist principally of revenue derived from professional services for the customization of our software to customer specifications, assisting our customers in configuring and integrating our software applications, hosting fees and fees for ongoing maintenance and support. Our net revenues from services were $787,862 for the three months ended September 30, 2000, which represents an increase of 96.3% when compared with the similar 1999 period. Our revenues from services were $1,335,428 for the nine months ended September 30, 2000, which represents an increase of 180.6% when compared with the similar 1999 period. The increases are primarily due to professional service revenue we earned in connection with the integration of our software products with our customers; increases in revenue recognized from support and maintenance agreements for our AccelX software and; service revenues during the third quarter of $232,645 for our Jabber.com subsidiary.

         Revenues from hardware and software include the resale of computer hardware and third party software to customers generally in connection with implementing our local directory products and services. During the three and nine months ended September 30, 1999, we sold equipment totalling $117,539 to customers with whom we had existing contracts to provide equipment. We do not anticipate significant revenues from hardware and equipment sales in future periods.

Cost of Revenues:

         Cost of revenues as a percentage of net revenues was 47.0% for the three months ended September 30, 2000, compared to 103.4% for the similar 1999 period and 63.1% for the nine months ended September 30, 2000, compared to 123.9% for the similar 1999 period.

                  Cost of license revenues - Cost of license revenues consists of compensation costs associated with personnel who assist our customers in delivering services to end users, third party content software license fees, and third party transaction fees. Cost of license revenues were $157,888 for the three months ended September 30, 2000, or 18.0% of net license revenues, compared with $59,999, or 117.5% of net license revenues for the similar 1999 period. Cost of license revenues were $629,706 for the nine months ended September 30, 2000, or 30.8% of net license revenues, compared with $211,343, or 113.3% of net license revenues for the similar 1999 period. The absolute dollar increases in the 2000 periods were primarily attributable to the amortization of a one-year third party software license we purchased to integrate directory functionality into our AccelX products as well as third party license fees we purchased for map publishing and costs associated with delivering software enhancements for which we earn monthly license fees. In addition, during the 2000 three-month period we incurred costs associated with the establishment of a client services infrastructure to assist in the sell-through of our products and services to small business.

                  Cost of service revenues - Cost of service revenues consists of compensation costs and consulting fees associated with performing custom programming, installation and integration services for our customers and support services as well as costs for hosting services which consist of costs to operate our network operating center. Cost of service revenues was $623,537 for the three months ended September 30, 2000, or 79.1% of net service revenues, compared with $407,564, or 101.6% of net service revenues for the similar 1999 period. Cost of service revenues were $1,505,640 for the nine months ended September 30, 2000, or 112.5% of net service revenues, compared with $660,630 or 138.8% of net service revenue for the similar 1999 period. The absolute dollar increases in the 2000 periods were attributable to providing a higher volume of professional services to our customers. In addition, we incurred more costs during the 2000 periods associated with our network operating center, which we placed into service during the second quarter of 1999. Our network operating center has been built to accommodate our current customer base as well as significant additional projected growth. Consequently, the current cost to operate the network operating center is high compared to current revenues and will remain relatively high for at least the next several quarters as we continue to build this business. We also anticipate that cost of service revenues will increase in absolute dollars as well as a percentage of service revenues for at least the next several quarters as we build the support infrastructure for our Jabber.com subsidiary ahead of anticipated revenues for those services.

                  Cost of hardware and third party software revenues - Cost of hardware and software revenues consists of computer and third party software purchased for resale to cable operators. Due to the change in our business model, equipment sales are not expected to be significant in future periods.

Operating Expenses:

         Sales and marketing expenses consist primarily of employee compensation, advertising, trade show expenses, and costs of marketing materials. Sales and marketing expenses were $1,079,526 for the three months ended September 30, 2000, or 64.9% of net revenues compared with $370,660, or 81.9% of net revenues for the similar 1999 period. For the nine months ended September 30, 2000, sales and marketing expenses were $2,272,754, or 67.3% of net revenues as compared to $1,205,313, or 154.5% of net revenues for the similar 1999 period. These expenses included $149,183 and $178,935 for the 2000 three- and nine-month periods, respectively, for our Jabber.com subsidiary. The increases in absolute dollars in the 2000 periods were primarily attributable to
(i) higher employee compensation costs including commissions; and (ii) an increase in employee recruiting fees. The increase during the 2000 three-month period was also partially due to an increase in travel related expenses primarily from international travel. The increase during the 2000 nine-month period was also attributable to (i) an increase in fees paid to consultants for market research; (ii) an increase in marketing collateral materials; and (iii) and increase in costs related to the outsourcing of public relations and redesign of our web site. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods but decrease as a percentage of net revenues as our revenues increase from current levels as we continue to market our products and services.

         Product development expenses consist primarily of employee compensation and programming fees relating to the development and enhancement of the features and functionality of our software products and services. During the 2000 and 1999 three-and-nine-month periods, all product development costs have been expensed as incurred. Product development expenses were $1,452,491 for the three months ended September 30, 2000, or 87.4% of net revenues compared with $771,345 or 170.5% of net revenues for the similar 1999 period. For the nine months ended September 30, 2000, product development expenses were $4,009,606, or 118.7% of net revenues as compared to $1,924,976, or 246.8% of net revenues for the similar 1999 period. Product development expenses in the 2000 periods include the development of our AccelX software products and our Jabber.com instant messaging products, which we began developing in the second quarter of 2000. During the 2000 three-and nine-month periods we incurred $944,556 and $3,222,524, respectively, of expenses developing our AccelX products and $507,935 and $787,082, respectively, developing out Jabber products. In addition to the costs we incurred developing our Jabber.com products, the increases in absolute dollars in the 2000 periods were due primarily from (i) higher employee compensation costs; (ii) an increase in contract labor to augment our development team; and (iii) an increase in employee recruiting fees. We believe that significant investments in product development are critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase in future periods.

         General and administrative expenses consist primarily of employee compensation, consulting expenses, fees for professional services, and the non-cash expense of stock and warrants issued for services. General and administrative expenses were $2,801,587 for the three months ended September 30, 2000, or 168.5% of net revenues compared with $1,120,465, or 247.7% of net revenues for the similar 1999 period. For the nine months ended September 30, 2000, general and administrative expenses were $7,279,156, or 215.4% of net revenues as compared to $3,919,255, or 502.4% of net revenues for the similar 1999 period. These expenses include $1,363,115 and $2,279,488 for the 2000 three- and- nine-month periods, respectively, for our Jabber.com subsidiary. The increases in absolute dollars during the 2000 periods were primarily attributable to (i) consulting fees incurred with Diamond Technology Partners Inc. totalling $1.8 million; (ii) an increase in office rent expense as we moved to a new office location during the second quarter; and (iii) increases in travel expenses. In addition, the increase in absolute dollars during the 2000 nine-month period we primarily due to (i) an increase in non-cash expenses associated with the issuance of stock and options for advisory board services, recruiting activities and investor relation services; (ii) an increase in investor relation expenses; and (iii) and increase in stock market listing fees associated with our move to the Nasdaq National Market. We expect to incur at least an additional $500,000 in consulting fees during the forth quarter of 2000 for the continued engagement of Diamond Technology Partners. Approximately $680,000 of the fees to be paid Diamond Technology Partners will be paid in securities of Jabber.com, Inc. We expect general and administrative expenses to decrease as a percentage of revenues as our revenues increase.

         Customer acquisition costs consist of the value of warrants to purchase our common stock we issued to customers in connection with customer contracts for our products and services. We expense the value of warrants on the date of issuance unless the related contract specifies minimum guaranteed revenues. Customer acquisition costs were $868,316 and $941,684 for the three-and-nine-months ended September 30, 1999, respectively, or 191.9% and 120.7% of net revenues, respectively. During the 1999 three-month period, we issued a warrant to a customer to purchase 150,000 shares of our common stock and recorded $868,316 of expense on the date of issuance. During the 1999 nine-month period, we issued warrants to three customers to purchase an aggregate of 161,667 shares of our common stock and recorded $941,864 of expenses.

         Depreciation and amortization was $2,296,856 for the three months ended September 30, 2000, compared to $1,384,147 for the similar 1999 period and $6,899,823 for the nine months ended September 30, 2000, compared to $1,561,051 for the similar 1999 period. We recorded more depreciation expense in 2000 as a result of an increase in fixed assets primarily from construction of our network operating center and computer hardware and third party software to support our AccelX services and computer equipment to support our product development team. We also amortized the intangible assets and goodwill we acquired in the Durand Communications, NetIgnite, and Update Systems acquisitions and recorded $2,103,891 and $6,233,936 of amortization expense in the 2000 three-and-nine-month periods, respectively. As a result of these acquisitions, we expect to record approximately $2.1 million of such expenses in the forth quarter of 2000 and approximately $8.4 million and $5.8 million of such expenses in 2001 and 2002, respectively. Because our business has never been profitable, and due to the other risks and uncertainties discussed herein, it is possible that an analysis of these long-lived assets in future periods could result in a conclusion that they are impaired, and the amount of the impairment could be substantial. If we determine that these long-lived assets are impaired, we would record a charge to earning, which could be as much as the remaining net book value of the assets.

Other Income and Expense:

         Interest income was $70,761 for the three months ended September 30, 2000, compared to $82,583 for the similar 1999 period and $508,096 for the nine months ended September 30, 2000, compared to $173,331 for the similar 1999 period. We earn interest by investing surplus cash in highly liquid investment funds or AAA or similarly rated commercial paper.

         Interest expense was $109,571 for the three months ended September 30, 2000, compared to $713,493 for the similar 1999 period and $457,523 for the nine months ended September 30, 2000, compared to $721,324 for the similar 1999 period. We recorded the following interest expense related to the 10% convertible note payable:

                                                   Three Months Ended                Nine Months Ended
                                                     September 30,                      September 30,
                                              ---------------------------       ----------------------------
                                                  2000            1999              2000             1999
                                              -----------     -----------       -----------      -----------
Amortization of discount                      $    55,297     $    35,255       $   152,231      $    35,255
Amortization of financing costs                    15,941          12,984            56,473           12,984
Principal-in-kind notes                            91,781               -           154,110                -
Beneficial conversion                                   -         590,256                 -          590,256
                                              -----------     -----------       -----------      -----------

      Total non cash interest expense             163,019         638,495           362,814          638,495

Cash interest expense                                   -          49,383            67,123           49,383
                                              -----------     -----------       -----------      -----------

      Total interest expense                  $   163,019     $   687,878       $   429,937      $   687,878
                                              ===========     ===========       ===========      ===========

Net Losses Applicable to Common Stockholders:

     Net loss allocable to common stockholders was $7,339,309 for the three months ended September 30, 2000, compared to $5,195,955 for the similar 1999 period and $32,643,370 for the nine months ended September 30, 2000, compared to $15,042,469 for the similar 1999 period. We recorded non-cash expenses for the following items:

                                                   Three Months Ended                Nine Months Ended
                                                     September 30,                      September 30,
                                              ---------------------------       ----------------------------
                                                  2000            1999              2000             1999
                                              -----------     -----------       -----------      -----------
Amortization of intangible assets and
      goodwill                                $ 2,103,891     $ 1,274,471       $ 6,233,936      $ 1,298,396
Amortization of discount and placement fees
      to interest expense and non-cash
      interest related to the 10%
      convertible note payable                    163,019         638,495           362,814          638,495
Stock and warrants issued for services            (20,825)         98,453           634,690          358,228
Customer acquisition costs                              -         868,316                            941,684
Preferred stock dividends                               -          29,173           373,126          104,214
Accretion of preferred stock                            -               -        12,500,000        4,316,254
                                              -----------     -----------       -----------      -----------

Total                                         $ 2,246,085     $ 2,908,908       $20,104,566      $ 7,657,271
                                              ===========     ===========       ===========      ===========

     The increase in losses reflect losses from Jabber.com totalling $1,885,510 and $3,112,361 for the three and nine months ended September 30, 2000, respectively, and expenses in the sales and marketing, product development, and general and administrative areas that have increased at a faster rate than revenues. This is due to the time lag associated with product development and market introduction as well as the long sales cycle for most of our products and services. We expect to continue to experience increased operating expenses during 2000, from Jabber.com and as we continue to develop new product offerings and the infrastructure required to support our anticipated growth. We expect to report operating and net losses for 2000 and for one or more years thereafter.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, we had cash and cash equivalents of $8,478,920 and working capital of $7,556,441. We financed our operations and capital expenditures and other investing activities during 2000 primarily through the sale of securities (See Notes 7 and 10 of Notes to Consolidated Financial Statements for information regarding these sales of securities).

     We used $12,219,844 in cash to fund our operations for the nine months ended September 30, 2000, compared to $5,943,598 for the similar 1999 period. The increase in net cash used resulted primarily from (i) cash invested in Jabber.com which totalled $3,604,609; (ii) an increase in costs paid for continued development of our products and services; (iii) increased direct costs and support costs associated with increased head count; and (iv) payment of 1999 performance bonuses in the first quarter of 2000.

     We used an additional $2,162,418 in cash for investing activities, during the nine months ended September 30, 2000, compared to $2,230,905 during the similar 1999 period. We also purchased $2,111,800 of property and equipment in the first nine months of 2000 and plan to purchase an additional $700,000 during the forth quarter of 2000.

     We received $18,696,811 in operating capital from financing activities for the nine months ended September 30, 2000, compared to $13,921,370 for the similar 1999 period. During the nine months ended September 30, 2000, we received funds from the following financing transactions:

     . On February 18, 2000, we sold 12,500 shares of our series B preferred stock with stated value of $1,000 per share, which resulted in net proceeds of $11,660,000; and
     . We received $7,235,008 in cash from the issuance of our common stock as a result of the exercise of common stock options and warrants.

     In order to maintain operations and business and product development efforts at planned levels for both our AccelX and Jabber.com businesses, we will need to raise additional capital by the middle of fiscal 2001. The timing of the need for this capital has been accelerated due to our continuing to fund internally the development of our Jabber.com business.

     We estimate, based on projected revenues and expenses, that we need to raise approximately $15 million of additional capital to fund consolidated operations and business and product development efforts at planned levels until we are able to achieve positive cash flow from operations. We are in active discussions with several institutional and strategic investors regarding potential investments in our Jabber.com subsidiary. However, there can be no assurance that we will be successful in obtaining additional capital or that if such capital is available, that it will be available on acceptable terms. In the event that we are not able to raise additional capital, we will be required to significantly reduce our operations and business and product development efforts in order to sustain operations. Any such reduction in either our operations or business and development efforts could have a material adverse affect on our operating results and financial condition.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Factors that may affect our future results include, but are not limited to, the following items as well as the information in "Item 1 - Financial
Statements -Notes to the Consolidated Financial Statements" and "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Our limited operating history could affect our business. We were founded in March 1994 and commenced sales in February 1995. Subsequently, our business model has changed periodically to reflect changes in technology and markets. Accordingly, we have a limited operating history for our current business model upon which you may evaluate us. Our business is subject to the risks, expenses and difficulties frequently encountered by companies with a limited operating history including:

     .  Limited ability to respond to competitive developments;
     . Exaggerated effect of unfavorable changes in general economic and market conditions;
     .  Ability to attract qualified personnel;
     . Ability to develop and introduce new product and service offerings; and . Ability to adjust the business plan to address marketplace and technological changes.

There is no assurance we will be successful in addressing these risks. If we are unable to successfully address these risks our business could be significantly adversely affected.

     If we are unable to raise additional working capital funds, we may not be able to sustain our operations. We believe that our present cash and cash equivalents and working capital will be adequate to sustain our current level of operations and product development efforts only to the middle of fiscal 2001. If we cannot raise additional funds when needed, we may be required to curtail or scale back our operations. These actions could have a material adverse effect on our business, financial condition, or results of operations. We estimate that we will need to raise through equity, debt or other external financing approximately $15 million to sustain operations until we achieve positive cash flows. There is no assurance that we will be able to raise additional funds in amounts required or upon acceptable terms. In addition, we may discover that we have underestimated our working capital needs, and we may need to obtain additional funds to sustain our operations. See "Item 2 -Management's Discussion of Financial Condition and Results of Operations -Liquidity and Capital Resources."

     We have accumulated losses since inception and we anticipate that we will continue to accumulate losses for the foreseeable future. We have incurred net losses since inception totalling approximately $75.3 million through September 30, 2000. In addition, we expect to incur additional substantial operating and net losses in 2000 and for one or more years thereafter. We expect to incur these additional losses because:

     . We currently intend to increase our capital expenditures and operating expenses to expand the functionality and performance of our products and services; and
     . We recorded goodwill and other intangible assets totalling approximately $25 million in connection with the acquisitions of three businesses which will be amortized over their estimated useful lives of approximately three years.

     The accumulated deficit at September 30, 2000, included approximately $40 million of non-cash expenses related to the issuance of preferred stock and warrants in financing transactions, stock and stock options issued for services, warrants issued to four customers, interest expense on a 10% convertible note payable and amortization of assets acquired through the issuance of our securities. The current competitive business environment may result in our issuance of similar securities in future financing transactions or to other companies as an inducement for them to enter into a business relationship with us. While these transactions represent non-cash charges, they will increase our expenses and net loss and our net loss applicable to common shareholders.

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

     Our products and services may not be successful. A suitable market for our products and services may not develop. Even if we are able to successfully identify, develop, and introduce new products and services there is no assurance that a market for these products and services will materialize to the size and extent that we anticipate. If a market does not materialize as we anticipate, our business, operating results, and financial condition could be materially adversely affected. The following factors could affect the success of our products and services and our ability to address sustainable markets:

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

     A limited number of our customers generate a significant portion of our revenues. We had one customer representing 66% of revenues for the three months ended September 30, 2000, and three customers representing 86% of revenues for the similar 1999 period. We had three customers representing 57% of revenues for the nine months ended September 30, 2000, and four customers representing 74% of revenues for the similar 1999 period. There is no assurance that we will be able to attract or retain major customers. The loss of, or reduction in demand for products or services from major customers could have a material adverse effect on our business, operating results, cashflow and financial condition.

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

         The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock. Our common stock closed as high as $67.75 per share and as low as $5.31 per share between January 1, 2000 and October 31, 2000. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

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

         We have issued numerous options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of October 31, 2000, we had issued warrants and options to acquire 4,639,240 shares of our common stock, exercisable at prices ranging from $1.63 to $58.75 per share, with a weighted average exercise price of approximately $13.49 per share. In addition to these warrants and options, we have reserved 1,624,474 shares of common stock for issuance upon conversion of our 10% convertible note and series B-2 convertible preferred stock. During the terms of these derivative securities, the holders will have the opportunity to profit from an increase in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the respective exercise or conversion price. In addition, the increase in the outstanding shares of our common stock as a result of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by the purchasers of our common stock.

         The potentially significant number of shares issuable upon conversion of our 10% convertible note and series B-2 convertible preferred stock could make it difficult to obtain additional financing. Due to the significant number of shares of our common stock which could result from a conversion of our 10% convertible note and series B-2 convertible preferred stock, new investors may either decline to make an investment in Webb due to the potential negative effect this additional dilution could have on their investment or require that their investment be on terms at least as favorable as the terms of the 10% convertible note or series B-2 convertible preferred stock. If we are required to provide similar terms to obtain required financing in the future, the potential adverse effect of these existing financings could be perpetuated and significantly increased.

         Future sales of our common stock in the public market could adversely affect the price of our common stock. Sales of substantial amounts of common stock in the public market that is not currently freely tradable, or even the potential for such sales, could have an adverse affect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of October 31, 2000, these shares consist of:

         . Approximately 310,000 shares owned by our executive officers and directors of our outstanding common stock ("Affiliate Shares");
         . Up to 1,624,474 shares issuable upon conversion of the 10% convertible note and series B-2 preferred stock; and
         . Approximately 4,639,240 shares issuable to warrant and option holders.

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

         The issuance of our 10% convertible note payable and series B and series B-2 convertible preferred stock required us to record non-cash expenses which will, in turn, increase our net loss applicable to common shareholders. Based on current accounting standards, we recorded a non-cash expense of approximately $71,000 as additional interest expense for the three months ended September 30, 2000, and approximately $209,000 as additional interest expense and $12.5 million of accretion expense for the nine months ended September 30, 2000, as a result of the issuance of our 10% convertible note and the issuance of our series B preferred stock, respectively. We will record additional non-cash expenses of approximately $71,000 during the forth quarter 2000 and $251,000 during 2001 and $158,000 during 2002, related to the issuance of the note unless it is converted to common stock prior to its maturity date, in which case it will be less.

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

                                    PART II

                               OTHER INFORMATION

Items 1 and 3-5.  Not Applicable

Item 2. Changes in Securities. See Form 8-K report filed on September 19, 2000, as amended on September 27, 2000.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Listing of Exhibits:

         2.1 Asset Purchase Agreement, including exhibits thereto, dated December 27, 1999, between Webb Interactive Services, Inc., Update Systems, Inc. and Kevin Schaff. (1)
         3.1   Articles of Incorporation, as amended, of Webb (2)
         3.2   Bylaws of Webb (3)
         4.1   Specimen form of Webb's Common Stock certificate (4)
         4.2   Stock Option Plan of 1995 (3)
         4.3 Form of Incentive Stock Option Agreement for Stock Option Plan of 1995 (3)
         4.4 Form of Nonstatutory Stock Option Agreement for Stock Option Plan of 1995 (3)
         4.5   Form of Warrant issued in 1996 to private investors (3)
         4.6 Form of Warrant Agreement issued in 1997 and 1998 to private investors (5)
         10.1 Form of Nondisclosure and Nonsolicitation Agreement between Webb and its employees (2)
         10.2  Office Lease for Webb's principal offices commencing May 2000
               (12)
         10.3 Form of Change of Control Agreement between Webb and certain employees (6)
         10.4 Amended Employment Agreement dated as of June 30, 2000, between Webb and Perry Evans (14)
         10.5 Securities Purchase Agreement dated August 25, 1999 between Webb and Castle Creek (7)
         10.6 Promissory Note dated August 25, 1999 issued by Webb to Castle Creek (7)
         10.7 Amendment dated December 18, 1999 to Securities Purchase Agreement dated August 25, 1999 between Webb and Castle Creek (8)
         10.8 First Amendment dated December 18, 1999 to Promissory Note dated August 25, 1999 issued by Webb to Castle Creek (8)
         10.9 Stock Purchase Warrant dated December 18, 1999 issued by Webb to Castle Creek (8)
         10.10 Securities Purchase Agreement dated December 31, 1999, between Webb, Marshall Capital Management and Castle Creek. Included as exhibits to the Securities Purchase Agreement are the proposed form of Warrant and the Registration Rights Agreement (9)
         10.11 Articles of Amendment setting forth the terms of the Series B Convertible Preferred Stock (10)
         10.12 Development, Access and License Agreement, as amended, effective June 30, 1999 between Webb and Switchboard, Inc. (11)
         10.13 Engineering Services Agreement, effective June 30, 1999, between Webb and Switchboard, Inc. (11)
         10.14 Master Software License Agreement, Web Site Hosting Agreement, Maintenance and Support Agreement and Professional Services Agreement, effective March 31, 2000, between Webb and Vetconnect, Inc. (13)
         10.15 Consulting Agreement, effective April 24, 2000, between Webb and Diamond Technology Partners, Inc. (13)
         10.16 Master Software License Agreement, Web Site Hosting Agreement, Maintenance and Support Agreement and Professional Services Agreement, effective June 30, 2000, between Webb and British Telecommunications PLC Trading as Yellow Pages (14)
         10.17 Master Software License Agreement, Web Site Hosting Agreement, Maintenance and Support Agreement and Professional Services Agreement, effective July 17, 2000, between Webb and Promedia GCV
               (14)

         10.18  Articles of Amendment setting forth the terms of the series B-2 convertible preferred stock (15)
         10.19  Exchange Agreement dated as of September 14, 2000, between Webb and Castle Creek (15)
         10.20  Registration Agreement between Webb and Castle Creek (15)
         10.21  Letter Agreement dated as of September 14, 2000 between Webb and
                Marshall (14)
         10.22  Exchange Agreement dated as of September 14, 2000, between Webb and Marshall (15)
         10.23  Registration Agreement dated as of September 14, 2000, between
                Webb and Castle Creek (15)
         10.24  Asset Purchase Agreement dated September 12, 2000, between Webb and BNKR, Inc. (14)
         21     Subsidiaries of Webb Interactive Services, Inc. (12)
         27     Financial Data Schedule *

____________
*        Filed herewith.
   (1) Filed with the Form 8-K Current Report, filed January 14, 2000, Commission File No. 0-28642.
   (2) Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
   (3) Filed with the initial Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
   (4) Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.
   (5) Filed with the Form 10-KSB Annual Report for the year ended December 31, 1997, Commission File No. 0-28462.
   (6) Filed with the Form 10-KSB Annual Report for the year ended December 31, 1998, Commission File No. 0-28462.
   (7) Filed with the Form 8-K Current Report, filed September 2, 1999, Commission File No. 0-28642.
   (8) Filed with Amendment No. 2 to Webb's Registration Statement on Form S-3, filed January 3, 2000, Commission File No. 333-87887
   (9) Filed with the Form 8-K Current Report, filed January 5, 2000, Commission File No. 0-28642.
   (10) Filed with the Form 8-K Current Report, filed February 25, 2000, Commission File No. 0-28642.
   (11) Filed with the Registration Statement on Form S-3, filed September 2, 1999, Commission File No. 333-86465.
   (12) File with the Form 10-KSB Annual Report for the year ended December 31, 1999, Commission File No. 0-28462.
   (13) File with Form 10-QSB Quarterly Report for the period ended March 31, 2000, Commission File No. 0-28462
   (14) File with Form 10-QSB Quarterly Report for the period ended June 30, 2000, Commission File No. 0-28462
   (15) Filed with the current report on Form 8-K, filed September 19, 2000, Commission File No. 000-28462.
   (16) Filed with the current report on Form 8-K, filed September 27, 2000, Commission File No. 000-28462.

         (b) Reports on Form 8-K. The Company filed a report on Form 8-K, Item 5, on September 19, 2000, which was amended on September 27, 2000.

                                  Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WEBB INTERACTIVE SERVICES, INC.



Date:  November   14, 2000.               By    /s/ William R. Cullen
                                                --------------------------
                                                Chief Financial Officer



                                                /s/ Stuart Lucko
                                                --------------------------
                                                Controller