Form 10KSB
period 2000-12-31
WEBB INTERACTIVE SERVICES INC
filed 2001-04-02
CIK 1011901

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended                Commission file number
           December 31, 2000                            0-28462

                         WEBB INTERACTIVE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                 Colorado                                    84-1293864
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

   1899 Wynkoop, Suite 600, Denver, CO                        80202
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

                             Yes |X|     No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|.

      Registrant's revenues for fiscal year ended December 31, 2000: $4,014,393.

      Aggregate market value of voting stock held by non-affiliates of registrant as of March 23, 2001: Approximately $20,145,000.

      Number of shares outstanding as of March 23, 2001: 10,354,473 shares of common stock, no par value.

      Documents incorporated by reference: Definitive Proxy Statement for 2001 Annual Meeting of Shareholders for Part III.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS.

General

      Webb provides innovative advanced online commerce and communication solutions for businesses. Our AccelX products and services provide businesses with powerful XML-based web-site development and communication tools to attract customers, generate leads, increase buyer-seller interaction and strengthen customer relationship management. Our Jabber.com, Inc. subsidiary is building a business around commercializing Jabber.org open-source technologies for real time XML-based communications. Jabber.com is currently focused on developing and marketing commercial-grade instant messaging software, solutions and hosting for large enterprises, service providers and independent software vendors.

      We distribute our AccelX products and services on a private-label basis to high-volume distribution partners such as yellow page directory publishers, newspapers, city guides, vertical market portals and other aggregators of local businesses. Our AccelX products may be either licensed or delivered on an application service provider business model whereby we host the software on our servers and deliver and manage the service on behalf of our distribution partners. Generally, these services are provided on a revenue-share basis providing us with recurring revenues as our distribution partners sell these services to their small business customers. This distribution model is designed to provide us with a growing base of businesses using one or more of our services who are ideal customers for additional AccelX products and services.

      Prior to January 2000, we were organized around our primary market focus on local commerce services, with an additional business unit dedicated to e-banking services. During the third quarter of fiscal 2000, we discontinued our e-banking business. In January 2000, we formed a new company in order to commercialize separately the Jabber.org instant messaging system from our AccelX business. We intend to seek participation from external partners to help us maximize the value of our instant messaging business.

      During July 2000, we completed a business plan for our Jabber.com subsidiary. The plan focuses Jabber.com's business development efforts on three areas:

o Providing professional services to help companies implement, customize and host instant messaging applications;

o Developing instant messaging services for businesses, which may be either licensed or delivered on an application service provider business model; and

o Developing open gateway services through strategic relationships with companies in the areas of Internet protocol telephony, mobile services, customer services and exchange services.

On March 1, 2001, Jabber.com released the Jabber Commercial Server 2.0, a highly scaleable Jabber server that provides the foundation for Jabber's current and future server products. Jabber Commercial Serer 2.0 provides enterprises and service providers with enhanced performance, scalability, reliability and security compared to the Jabber open-source software. To date, Jabber.com's activities have focused primarily on promoting the wide-spread use of the Jabber open-source instant messaging protocol (XMPP), providing professional services to businesses desiring to test the Jabber open-source platform and developing the Jabber Commercial Server 2.0 software.

      We were incorporated under the laws of the State of Colorado on March 22, 1994. Our executive offices are located at 1899 Wynkoop, Suite 600, Denver, Colorado 80202, telephone number (303) 296-9200.

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

      Some of the statements made in this report in the sections above and elsewhere in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of Webb, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including entry of new competitors, inability to obtain sufficient financing to support our operations, progress in research and development activities, variations in costs that are beyond our control, adverse federal, state and local government regulation, unexpected costs, lower sales and net income, or higher net losses than forecasted, price increases for equipment, inability to raise prices, failure to obtain new customers, the possible fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans, loss of key executives, and other specific risks that may be alluded to in this report.

AccelX (Accelerating Local Exchange)

      The Market. The Internet is a global web of computer networks. Developed over 25 years ago, this "network of networks" allows any computer attached to the Internet to talk to any other using Internet protocols. Increased Internet use and the availability of powerful new tools for the development and distribution of Internet content have led to a broad and substantial proliferation of Internet based services. In what by historical standards is a remarkably short period of time, the Internet has become an important mass medium for information collection and distribution, communication, commerce, entertainment and other forms of communication.

      The commercial potential for the Internet has given rise to web sites through which businesses, communities, media companies, news services, affinity-based groups and individuals can inform, entertain, communicate and conduct business with each other worldwide. The success of early e-commerce pioneers such as Amazon.com is in large part due to their ability to aggregate retail content and enable simplified comparison shopping. In "national" consumer goods markets, this is relatively straightforward, since many of the catalog databases underlying this approach already existed and could be easily web-enabled. In the "local market", however, the challenge is radically different. Unlike the national market that is made up primarily of catalog-oriented merchandisers with in-house information technology (IT) departments, the local market is dominated by service companies and retailers who have a relatively limited ability to manage information technology. The content underlying local e-commerce, representing millions of individual merchants and service companies, exists in a far less structured form than for national markets. For small businesses, their online activities have largely been limited to the creation of a web site presence, as they have had few alternatives for active online promotion of their businesses and interaction with online customers.

      Business Strategy. Webb is developing easy-to-use online services specifically designed for the needs of small businesses, with special emphasis on local market interaction. Our AccelX products and services are focused on bringing the essential value of customer relationship management (CRM) and marketplace exchange services to small businesses, by providing aggregators of small businesses with application services that package new methods of promotion, lead management and buyer-seller interaction. Our products and services are offered on a licensed or application services provider (ASP) basis, enabling local businesses to use one or more of our services on a cost-effective basis and to easily expand the services they use as their needs evolve and grow.

      We license our products and services on a private-label basis to high-volume distribution companies such as yellow page directory publications, newspapers, city guides, vertical-market portals and other aggregators of small businesses. Our business model is designed to create a strong distribution network selling our products and services to a large number of small businesses without incurring the high cost of marketing to end users. This distribution network is intended to provide us with a growing base of businesses using one or more of our products or services who are ideal customers for additional AccelX products and services.

      We plan to grow our AccelX business by:

o Developing technical solutions that capitalize on our expertise in commerce, community design and communication. Our products are based on XML (Extensible Mark-up Language) technologies which constitutes a significant improvement from the current HTML (Hypertext Mark-up Language) generally used on the Internet. The use of XML technologies enables us to create a flexible structure for the content of web pages, simplifying web site development and design and making searching more meaningful. In addition, the use of XML allows us to separate the content of a web site from its presentation; for example, content such as a special offer can be dynamically presented in a variety of forms, such as a web page, a searchable database of specials, a banner ad or incorporated into an e-mail newsletter targeted to a particular zip code. We are also developing advanced communications services that incorporate instant messaging as a key application for commerce-oriented dialog between businesses and consumers.

o Securing distribution partners to rapidly expand the deployment of our products and services. Our distribution strategy is focused on large aggregators of small businesses rather than on end users. We believe that this will enable us to reach large numbers of end users more rapidly than we would be able to do by marketing directly to end users and to avoid the high costs associated with attracting, servicing and supporting potentially millions of consumers and businesses.

o Providing sales support to accelerate sales and to maximize value of our products and services to our distribution partners. Many small business aggregators have limited experience selling internet-related products and services, have achieved low sales rates for these products or have experienced low retention or renewal rates for those customers who have purchased these products and services. To improve sales of our AccelX products and services, we have formed a Client Services Group to assist our distribution partners in maximizing sales of our products and services and the value of these products and services to their small business customers.

      Products and Services. Our AccelX products and services provide businesses with powerful XML-based web-site development and communication tools to attract customers, generate leads, increase buyer-seller interaction and strengthen customer relationship management. The Newspaper Association of America estimates that small businesses account for $3 trillion of sales of products and services each year and spend $85 billion on traditional media for local ads and promotions.

      Our AccelX products and services include: AccelX Platform; AccelX Site Builder; AccelX Request and AccelX Connect.

            AccelX Platform. The AccelX Platform is intended to support all of our current AccelX product offerings and to enable us to quickly deploy new applications as developed. The AccelX Platform is scheduled for completion late in 2001. Key features of the Platform include:

            o Combining XML-based messaging with powerful storage and retrieval technology.

            o Facilitating interaction between customers, businesses and their suppliers using multiple devices, including internet, fax, pagers, telephone and wireless.

            o Open-ended architecture, making it easy to add future communication-based modules.

            o Ability to make local commerce exchanges without resorting to complicated legacy systems.

            AccelX Site Builder. The creation of a web site is a two-part process: site design and content creation. Site design begins with selecting a unique look and feel from AccelX Site Builder's extensive library of customizable templates. Content creation begins by selecting the web site page types to be included. Small businesses can also choose a desired URL and enter key words consumers might use when searching for the small business. Key features of Site Builder include:

            o Ability to create web sites in minutes. Easy-to-use forms and an intuitive interface allow rapid web site creation and implementation.

            o Web site pages that fit the needs of small businesses. Pages such as Contact Us, Maps, Products and Services enable small businesses to attract new and existing customers. Each of these pages may contain customized content, logos and graphics.

            o Unique, professional web site designs. A wide variety of templates, images, colors and layouts make it easy to build a unique, professional web site. Custom images and logos can be uploaded to the site.

            o Highly scaleable and stable system. AccelX Site Builder's best of breed technology practices, written in XML and Java, utilizing open standards and running on WebLogic servers and Oracle data bases, provide stability and scalability.

            o Flexible hosting solutions. Site Builder may be hosted locally by the small business aggregator or hosted by Webb.

            o Foundation for future functions. The flexible XML/Java foundation allows additional e-marketing functions to be integrated into the site for future product offerings.

            AccelX Request. AccelX Request is designed to allow small businesses to turn customer inquiries into sales and more effectively qualify online leads. AccelX Request is bundled with vertical-specific templates allowing communications to be set up quickly and efficiently between the small business and its existing and potential customers. These business templates handle a variety of requests, including requests for information, appointment, price, availability and reservations. Key features of Request include:

            o Powerful request templates. Request is bundled with default vertical-specific templates allowing communications to be set up quickly and efficiently.

            o Flexibility. Small business aggregators can offer questionnaires to accommodate a large variety of requests, such as price quotes and appointment availability.

            o Ease of use. Small businesses can quickly implement vertical-specific forms. Intuitive questionnaires guide the customers through the process of submitting requests for information.

            o Device-independent delivery. Notification of customer requests can be received via telephone, fax or e-mail-enabled devices.

            o Ability to add marketplace enhancements. Request can be imbedded within a marketplace, allowing a single consumer request to be sent to multiple businesses.

            AccelX Connect. AccelX Connect combines the power of lead generation with the targetability of permission-based e-mail marketing. Small businesses can easily and cost effectively build customer relationships by delivering relevant personalized communications utilizing AccelX Connect. AccelX Connect also allows the small business to effectively target existing customers and prospects, in order to convert leads into sales and build customer relationships that result in repeat purchases. Key features of Connect include:

            o Customer-designated interests. Personalized customer registration enables the small business to determine how it can best help its customers.

            o Ability to create time-sensitive promotions. Offers can be published, modified and ended according to established time frames.

            o Precise message delivery. Individual customers or groups of customers can be targeted with personalized messages.

            o Easy data collection. Small business-reported areas of interest enable the small business aggregator to determine how it can best help its customers.

            o Extensive promotional formats. Promotions can appear in a number of formats and places such as the aggregator's or small business's site or in a newsletter or coupon.

            o Ability to create promotions in minutes. Easy-to-use interface quickly guides the aggregator or small business through the process of creating various promotions.

            o Customizable email templates. Pre-determined email templates are available for use or new templates can be created easily to meet the specific needs of the small business or aggregator.

            o Promotional content management. AccelX Connect manages the promotional content in a database, allowing it to be searched, analyzed, modified and re-purposed.

      We have formed a Client Services Group to help our small business aggregator customers maximize sales of our AccelX products and services. The Client Services Group provides a number of services, including: a sales lab to determine the best price, sales pitch and sales method necessary to reach the highest penetration of the aggregator's base of small businesses; sales materials and sales support for the aggregator's sales efforts; training for the aggregator's sales force; assistance in the design of the best overall sales strategy; and ongoing analysis of sales results.

      We provide professional services to help our customers integrate our AccelX products and services with their other products and services and to help them customize the look and feel of our products and services so that they are consistent with the look and feel of the aggregators' other products and services. During 2000, we formed AccelX, BV, a Netherlands subsidiary, to provide professional services to our European customers. We also provide hosting services and around-the-clock technical support services.

Jabber.com, Inc.

      The Market. Instant messaging (IM) combines communication, presence awareness and convenience to provide users with the opportunity for personal real-time interaction. Industry publications estimate that there are currently over 180 million users of IM and that this number will exceed 300 million by 2003. IM has primarily been a free consumer service offered to add value to the online consumer communities of companies like AOL-Time Warner, Inc. (AOL), Microsoft Corporation, Yahoo! Inc. and Alta Vista. AOL dominates the consumer market for IM.

      Compared to the consumer segment, we believe that the commercial segment of the IM market has been under-served. Use of IM by commercial enterprises has recently shown significant growth with Forrester Research estimating that 46% of Fortune 1000 companies will use IM by the end of 2001 and the market for enterprise IM solutions will become a $2.7 billion annual market by 2003. Enterprise usage of IM currently takes place in three primary areas:

      o Business to Consumer. In the B2C market, a number of companies offering customer relationship management solutions have added real-time chat to their customer management capabilities. By capitalizing on the ability to interact in real-time, companies can decrease the time spent on simple questions, allowing for increased customer satisfaction, richer customer-client interaction and improved archiving capabilities.

      o Business to Business. The B2B IM market is focused on improving the efficiency of communications between buyers and suppliers. IM can be used to provide secure, archived communications, document transfer and improved auction/exchange capabilities. B2B exchanges generally are based on XML technology.

      o Employee to Employee. The basic E2E IM market takes advantage of real-time interaction to provide a complimentary communication tool to existing e-mail systems. More sophisticated E2E IM solutions can encompass groupware-style applications for document sharing and employee collaboration and management tools.

      There currently is no standard protocol enabling interoperability between various IM systems in a manner similar to that for e-mail. The lack of interoperability has been highly publicized during the past year, with many proprietary IM systems attempting to create interoperability with AOL's IM communities. The Internet Engineering Task Force (IETF) has requested submissions for proposals for setting standards for an IM person-to-person protocol. However, it does not appear that a standard will be proposed by the IETF in 2001.

      Jabber.org. Jabber.org was established in 1998 by Jeremie Miller to create a new, open-source movement designed to bridge the proprietary IM networks by creating a single system capable of communicating with all IM networks and services. Jabber.org standardized on three key principles:

      o Open-source development. Jabber technology is based on open-source development taking place at www.jabber.org. As an open-source movement, anyone can leverage and contribute to the future of Jabber.org. As with other popular open-source initiatives, Jabber is based on modular software design which facilitates quick integration of new server logic and business practices, as well as the development of new sophisticated IM-based applications.

      o System, not a service. Jabber.org is committed to building an IM platform, not another consumer-focused IM service. Jabber IM, like e-mail, is based on a network of distributed servers which communicate with each other. As a system, it is believed that Jabber IM will be better able to accommodate differing business models, development of value-added applications and use in an application service provider environment.

      o XML technology. Jabber.org uses XML technology for transmitting IM messages in order to have a standard-based structured document as part of the native protocol of the messaging platform. By standardizing on XML, Jabber.org believed its IM systems would have improved cross-platform compatibility and the ability to create enhanced applications around the concepts of message warehousing, message mining and any thing that required the routing of structured content.

      In early 1999, Webb became the commercial sponsor of Jabber.org by hiring Jeremie Miller and donating his time, along with that of other Webb developers to the accelerated development of the Jabber.org open-source initiative. Webb's initial interest in the Jabber.org technology was based on our desire to leverage the Jabber IM platform to provide IM services for our AccelX product line which also utilizes XML technology. We formed Jabber.com, Inc. as a subsidiary on February 15, 2000, in order to commercialize Jabber IM separately from our AccelX business.

      The Jabber.org open-source movement currently has over 1,000 developers contributing across 100 known sub-projects. There have been over 30,000 downloads of the Jabber open-source server software since its release in 2000.

      Relationship of Jabber.org and Jabber.com. Open-source software is free in the sense that the software's source code is freely available for inspection and modification. A condition to open-source licenses under which the software is made available is that anyone who makes an improvement or modification to the software generally must contribute the improvements and modifications back to the open-source community. At the core of the open-source community is a voluntary group of people dedicated to developing a variety of software packages. The community includes the engineers who create the software, the writers who document it and the designers who create the web sites that serve as the community's home on the internet. Jabber.com is a commercial sponsor of the Jabber.org open-source movement. This sponsorship includes dedicating the services of a number of Jabber.com's employees, including Jeremie Miller, the founder of Jabber.org, to work on Jabber IM projects, promoting the more rapid deployment of the Jabber IM free software, making financial contributions to cover travel and other costs of members of the community so that they can attend community activities and sponsoring award programs in order to recognize contributions to Jabber IM by members of the community.

      Jabber IM free software is provided to the community and others under the Jabber Open Source License (JOSL), an Open Source Initiative approved open-source license. Like other open-source licenses, the JOSL requires that modifications or improvements to the core Jabber IM software be contributed back to the community. The JOSL, like some other more recent open-source licenses, has a narrower definition of derivative works than does the GNU General Public License, one of the first and best known open-source licenses. This allows code to be linked to the core open-source software without requiring that the linked code be covered by the JOSL and, therefore, to be made freely available. Software developed by Jabber.com may be released under the JOSL or under commercial license agreements that do not make the software code freely available. For example, the Jabber Commercial Server 2.0 IM software is made available only pursuant to a commercial license which does not include free access to the source code. The Jabber Commercial Server 2.0 software is, however, fully compatible with the free Jabber IM software.

      Jabber.com considers its relationship to the Jabber.org open-source community to be one of the key factors distinguishing it from other companies offering IM solutions. Jabber.com intends to continue its active support and contributions to the Jabber.org community.

      Jabber.com Strategy. Jabber.com is commercializing Jabber open-source technologies for real time XML-based communications. Jabber.com's primary goals are first to become a premier provider of person-to-person instant messaging solutions by selling commercial-grade Jabber IM software, solutions and hosting for large enterprises, service providers and independent software vendors. Jabber.com's longer-term goal is to extend the use of the Jabber IM platform as infrastructure to support internet protocol telephony, wireless messaging applications and for device-to-device and device-to-person communications. Jabber.com's strategy for achieving these goals include:

      o Promoting the adoption of Jabber.org open-source software and the Jabber open-source protocol (XMPP) and leveraging that adoption through brand association to drive sales of Jabber.com's products and services.

      o Leveraging Jabber IM's first-mover status as an open-source distributed server platform to drive sales to large commercial enterprises.

      o Accelerating the adoption of Jabber IM by other open-source movements to increase the awareness of the Jabber brand and to reduce the possibility of the creation of a competing open-source movement.

      o Positioning Jabber IM as an extensible platform that allows for incorporation of new and emerging technologies such as IP telephony and device-based embedded messaging capabilities.

      o Promoting use of Jabber IM by service providers in order to increase more rapidly the number of individual users of Jabber IM.

      o Creating distribution, hosting and technology partnerships both domestically and internationally in order to more rapidly build product and brand awareness.

      o Leveraging the fact that there is no industry standard for an IM person-to-person protocol to increase demand for Jabber IM, the only open-source based IM solution.

      Jabber.com's business model is based on deriving revenues from software licensing, hosting, and professional services and ultimately from revenue sharing arrangements in connection with connecting Jabber IM to value-added services, such as IP telephony and wireless messaging. To-date, Jabber.com's revenues have been derived primarily from providing professional services.

      Products and Services. Jabber.com provides commercial-grade IM solutions, comprised of servers, clients and server modules. On March 1, 2001 Jabber.com introduced the Jabber Commercial Server 2.0, a highly scaleable Jabber server that provides the foundation for current and future server products. Jabber Commercial Server 2.0 provides enterprises and service providers with enhanced performance, scalability, reliability and security compared to the Jabber open source server that is provided free pursuant to the Jabber Open Source License. The Jabber Commercial Server 2.0, which is capable of accommodating over 200,000 concurrent users on both the Linux and Solaris operating systems, is fully compatible with the Jabber open protocol and provides complete interoperability with Jabber open-source servers.

      Jabber clients provide a range of IM features across a number of platforms, including Windows 95/98/2000, Browser, Linux, Mozilla and Palm Operating Systems. Jabber.com clients include software licensed for free pursuant to the Jabber Open Source License and licensed for a fee pursuant to a Jabber commercial license. Clients have been developed directly by Jabber.com and by members of the Jabber.org community.

      Jabber modules are being developed to provide additional support for administration, system configuration and connectivity. Modules may be distributed with the Jabber Commercial Server 2.0 or may be provided on an optional basis. The first modules, which are scheduled for release during the second quarter of 2001, include: an LDAP (Lightweight Directory Access Protocol) module which will enable account information to be stored by the Jabber Commercial Server in the internet standard LDAP; an SQL Database module which will make existing account information in a company database accessible for use in setting up Jabber accounts; a Message Archive module which will support archiving messages in an Oracle database; and a Messaging Filtering module which will enable a Jabber Commercial Server to establish rules to filter messages based on content and origin.

      Jabber.com also provides professional services to help commercial enterprises, internet service providers and portal companies and other service companies understand, install, configure, customize and manage their Jabber IM systems and services. Jabber.com intends to begin providing hosted IM services in 2002.

Marketing

      The distribution strategy for our AccelX products and services is focused on high-volume distributors of products and services to local business, such as yellow page directory publishers, newspapers, city guides, vertical market portals and other aggregators of local businesses. This focus enables us to avoid the high costs associated with attracting, serving and supporting a large number of end users. Typically, we license our applications on a private-label basis to distribution partners who pay us recurring fees calculated on a transactional, membership or per application basis. By distributing our services through multiple distribution partners, we believe that we will be able to more rapidly develop a large base of small businesses who are ideal candidates for use of additional AccelX products and services as they are developed and as the end user's online needs evolve and grow.

      We employ an executive-level direct marketing and sales model to sell our AccelX products and services. Our marketing activities include advertising in trade publications, developing public relations programs featuring our AccelX products and services and attendance at key industry trade shows.

      Our initial marketing activities for Jabber.com have focused on accelerating the adoption of Jabber.org open-source products, generating brand and product awareness by giving away the simple Jabber instant messaging client to the consumer market, accelerating the adoption of Jabber instant messaging systems by other open-source movements and providing professional services to businesses wishing to test the Jabber instant messaging platform. We expect that initial sales of the recently introduced Jabber Commercial Server 2.0 instant messaging software will be companies that have used the Jabber open-source instant messaging software. Jabber(R) is a registered trademark of Jabber.com, Inc..

      Jabber.com is in the initial stages of building its marketing and sales capabilities. Jabber.com's sales strategy is to utilize both direct and indirect sales channels. The direct sales channel will consist of a Jabber.com sales group which is expected to target top companies in various vertical markets where we believe there are significant demands for commercial-grade instant messaging solutions. The indirect sales channel is expected to consist of distribution partnerships with software integrators and application service providers with established relationships with small and medium sized companies.

      Jabber.com's marketing activities include developing public relations programs featuring the Jabber.org open-source movement, sponsoring activities for members of the open-source movement, attendance at trade shows and advertising in trade publications.

      A substantial portion of our revenues have historically been derived from a limited number of customers. During 2000 and 1999, three customers accounted for 66% and four customers accounted for 78%, respectively, of our sales for the years. During 2000, VNU Publictec, VetConnect, Inc. and Switchboard, Inc. accounted for 36%, 16% and 13%, respectively, of our revenues for the year. During 1999, Switchboard, Inc., ReMax International, High Speed Access Corp. and Intermedia Partners accounted for 42%, 14%, 12%, and 10% respectively, of our revenues for the year. While major customers in one fiscal period are not necessarily anticipated to be major customers in future fiscal periods, the loss of a major customer could have an adverse effect on our business.

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

Competition

      Our current and prospective competitors include many companies that have substantially greater financial, technical, marketing, and other resources than we do. We believe that competition for all elements of our business will intensify in the future. Increased competition could result in price reductions and increased spending on marketing and product development. Any of these events could have a material adverse effect on our financial condition and operating results. There is no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not materially adversely affect our business, financial condition and results of operations. We believe that the primary factors that will impact competition include: the extent to which our limited working capital permits us to respond to competition as it develops; our technical and product development expertise; the price of our products and services; our sales and marketing and customer support capabilities; and the reliability and security of our products and services.

      We distinguish our AccelX products primarily on the basis of:

      o     Focus on needs of small businesses.
      o     Use of XML-based technologies.
      o Integration of instant messaging and community-building technologies.
      o     Breadth and depth of communications capabilities.
      o     Customizability.
      o     Ease of use.
      o Distribution of our products through business aggregators on a private-label basis.

      There are a number of companies offering web site publishing, including net Objects/Sitematic Corporation and Nextron Communications, Inc., two companies that provide web site publishing and hosting services for local merchant service providers. Their distribution strategies are similar to ours, although neither of these companies is believed to have significant capabilities with XML technologies. As we move to customer relationship management and enhanced shopping and promotional services, we anticipate that we will encounter competition from a larger number of companies, including online advertisers such as Microsoft Corporation's Link Exchange and DoubleClick, Inc., and infrastructure companies such as Inktomi Corporation and Commerce One, Inc. There are also a large number of software development companies that are selling software that performs particular functions of individual modules of our AccelX products. AccelX products and services also compete with in-house development efforts by some of our targeted customers.

      The instant messaging market can be described in terms of consumer and commercial market segments. The consumer space is principally characterized by personal interactions between family, friends and individuals with shared interests. The enterprise space is far more diverse, encompassing all business-to-consumer, employee-to-employee and business-to-business communication. Instant messaging systems and vendors currently form a highly fragmented landscape capable of only the most basic level of interoperability. There is no standard protocol enabling interoperability between instant messaging systems in a manner similar to that of email protocols such as SMTT and IMAP. The lack of interoperability has been highly publicized the media in the past year, with many instant messaging companies attempting to create interoperability with the instant messaging systems provided by AOL. AOL has substantially more instant messaging users than any other company providing instant messaging services, including those provided by Microsoft Corporation, Yahoo! Inc. and Alta Vista. Jabber.com believes there are more than 50 companies marketing tools that incorporate some form of instant messaging. Jabber.com distinguishes its instant messaging products and services primarily on the basis of:

      o     Being the only open-source based instant messaging system
      o     Use of XML-based technologies
      o     Interoperability with major competing systems
      o     Focus on commercial market segments
      o     Ease of customization
      o     Flexibility and ease of use

Government Regulation

      Our products and services are not currently subject to direct regulation by the Federal Communications Commission or any other federal or state agency, other than regulations applicable to businesses generally. Changes in the regulatory environment relating to the Internet could have a material adverse effect on our business. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

Employees

      At March 28, 2001, we employed 115 full time employees, which included 10 in management and administration who provide services to both of the AccelX and Jabber.com businesses and 65 and 40 employees devoted primarily to our AccelX and Jabber.com businesses, respectively. Included in the 65 who provide services primarily to the AccelX business are 6 in management and administration, 7 in sales and marketing, and 52 in product services and development. Included in the 40 who provide services primarily to our Jabber.com business are 6 in management and administration, 3 in sales and marketing and 31 in professional services and development. In addition to these company personnel, we contract with other creative and production resources, as required for peak load situations. Our employees are not represented by a labor union, and we consider our employee relations to be good.

Management

      Officers of Webb and its AccelX and Jabber.com businesses are as follows:

Name                   Age  Position
- ----                   ---  --------
Perry Evans..........  41   President and Chief Executive Officer
Rob Balgley..........  43   President and Chief Executive Officer -
                              Jabber.com, Inc.
William Cullen.......  59   Chief Financial Officer
Lindley Branson......  58   Executive Vice President and General Counsel
Gwenael Hagan........  40   Senior Vice President, Corporate Development and
                            General Manager, AccelX BV
John Batten..........  36   Senior Vice President, General Manager - AccelX
Susan Dalton.........  45   Senior Vice President - Technology-AccelX
Harry A. Grout.......  45   Vice President - AccelX Product Development
Kevin Schaff.........  27   Vice President - AccelX Client Services
Jim Plummer..........  37   Vice President - AccelX Worldwide Services
Paul Stege...........  40   Vice President - AccelX Operations
Andre Durand.........  33   Chief Strategy Officer-Jabber.com
Jeremie Miller.......  25   Founder, the Jabber.org Open Source Project
Frank Cardello.......  33   Vice President - Jabber.com Business and Corporate
                              Development
Michael Bauer........  41   Vice President - Jabber.com Product Marketing
Tom Croswell.........  44   Vice President - Jabber.com Product Development

      Perry Evans, has served as President of Webb since June 24, 1999 and a director and Chief Executive Officer since February 1, 2000. Mr. Evans founded NetIgnite in 1998, which was acquired by Webb in 1999. Mr. Evans was founder of and served as President of the MapQuest Publishing Group, a widely licensed Internet locator application service from December 1995 to October 1997. Prior to MapQuest, Mr. Evans managed the new media development group within RR Donnelley that was responsible for interactive yellow pages, travel and real estate products from December 1993 to December 1995.

      Rob Balgley, has served as President and Chief Executive Officer of Jabber.com, Inc. since December 2000. Mr. Balgley founded Wireless Telecom, Inc., a leading provider of wireless remote access for the corporate enterprise market, and served as its Chief Executive Officer and President from 1993 to 2000. Mr. Balgley has also served as Vice President of Sales and Marketing of Geo Vision Systems, Inc., an international provider of Unix-based geographic information systems software for the telecommunications industry.

      William Cullen, has served as Chief Financial Officer of Webb since April 1999 and a director since March 1998. From March 1998 to April 1999, Mr. Cullen served as Chief Operating Officer of Webb. From May 1997 to March 1998, Mr. Cullen worked as a consultant to businesses in the cable industry, including Webb. From April 1994 to May 1997, Mr. Cullen was Chairman and CEO of Access Television Network, Inc., a privately held company specializing in providing paid programming to local cable systems. From January 1992 to March 1994, Mr. Cullen was President and CEO of California News Channel, a programming project of Cox Cable Communications. From July 1984 to December 1991, Mr. Cullen was employed by United Artist Cable Corporation (and its predecessor United Cable Television Corporation) as Vice President of Operations and President of its subsidiary, United Cable of Los Angeles, Inc., and as its Senior Vice President of the Southwest Division. Prior to joining United Artist Cable Corporation, Mr. Cullen was President of Tribune Company Cable of California, Inc. and CEO of its United-Tribune Cable of Sacramento joint venture, served as a top financial officer of three companies and worked in banking.

      Lindley Branson, joined Webb as Vice President and General Counsel in May 1999 and has served as a director since August 2000. Mr. Branson has been a senior partner with the Minneapolis law firm of Gray, Plant, Mooty, Mooty and Bennett, PA for more than twenty years, specializing in corporate finance, mergers and acquisitions and general corporate law.

      Gwenael Hagan, has served as Vice President, Corporate Development of Webb since November 23, 1999 and as General Manager, AccelX, BV since July 2000. Mr. Hagan joined Webb in January 1998. From June 1996 to January 1998, Mr. Hagan served as Vice President of New Business Development with International Channel, a cable television network, where he was responsible for new revenue opportunities, both domestically and internationally, and developing and implementing strategies to increase revenue and position International Channel for growth via evolving digital cable and satellite platforms. From December 1994 to June 1996, Mr. Hagan served as the Internet Marketing Manager for Microsoft's western region. Mr. Hagan's work with Microsoft encompassed competitive strategy development, sales resource allocation, presentations and public relations.

      John Batten, joined Webb in July 2000 and has served as Senior Vice President - General Manager, AccelX, since December 2000. Mr. Batten was the Vice President of Marketing at Neoforma.com, Inc., a business-to-business e-commerce exchange for the healthcare industry, from January 2000 to May 2000. From July 1999 to January 2000, Mr. Batten was Vice President--Corporate Sales of HomeSpace, Inc., a mortgage company; from September 1998 to July 1999, he was Vice President--Video Distribution and Corporate Sales of Video Networks, Inc., an electronic media transport company; and from May 1989 to September 1998, he was with Bell South Corporation, where his last position was Director--Business Development.

      Susan Dalton, has been Senior Vice President - Technology, AccelX since January 2, 2001. Ms. Dalton was Senior Vice President--Engineering and Operations of CTS Technologies, Inc., an ASP, from September 2000 to October 2000; Vice President, Engineering and Operations at Affinia, Inc., a storefront and contextual merchandising service for small websites, from January 2000 to September 2000; and from October 1995 to December 1999 she served in various positions with SSDS, Inc., a leading systems integration firm, her last position being Vice President--Customer Service and Support Practice.

      Harry Grout, has served as Vice President, AccelX Product Development since June 2000. From March 2000 to June 2000 Mr. Grout served as Senior Director--Product Development of Webb. From August 1999 to March 2000, he was Director of Products for BedandBreakfast.com/WorldRes.com; and from 1993 to 1998, he served as either Director of Operations or Business Services with Geo Systems/MapQuest.com.

      Kevin Schaff has served as Vice President of Webb since January 2000, most recently as Vice President-Client Services. Prior to joining Webb, Mr. Schaff was President of Update Systems, a leader in Customer Relationship Management and communication solutions for the small and medium sized business from May 1999 to January 2000. From December 1994 to April 1999 Mr. Schaff was President and CEO of Wind River Visual Communication, Inc.

      Jim Plummer has served as a Vice President since joining Webb in November 1999. From April 1999 to November 1999, Mr. Plummer served as Senior Manager, U.S. Implementation Services, a unit of Autodesk, Inc., which Autodesk acquired from MCI Worldcom, Inc. in April 1999. From December 1994 to April 1999, Mr. Plummer served as Director, U.S. Operations and Implementation, at Vision Solutions, a business unit of MCI Worldcom, Inc.

      Paul Stege has been Vice President - Operations at Webb since February 1, 2001. From December 2000 to February 2001, Mr. Stege was Director of Operations for ChannelPoint, Inc., an e-commerce service provider; from April 1999 to October 2000, he was Director of Operations of Affinia, Inc., an e-commerce service provider; from February 1998 to April 1999, he was Manager of Mid-Range Engineering of The Sabre Group, an IT solution provider; from November 1997 to February 1998, he was System Architect of SSDS, a software consulting firm; and from November 1995 to November 1997, he was Vice President--Technical Services of Intelligent Solutions Group, Inc., a software consulting company.

      Andre Durand has served as either General Manager or Chief Strategy Officer of Webb's Jabber instant messaging business since November 1999. Mr. Durand joined Webb in November 1998. Mr. Durand was the founder and served as President and Chief Executive Officer of Durand Communications, Inc., a company that provided internet communication and community building software which was acquired by Webb in 1999, from January 1993 to June 1999.

      Jeremie Miller has been involved in open-source projects for several years, going back to the beginning of the Apache web server project. In 1998, Mr. Miller founded Jabber.org, an instant messaging open-source movement.

      Frank Cardello has served as Vice President - Development of Jabber.com since July, 2000. From February 1999 to July 2000, Mr. Cardello was Chief Financial Officer of OneStop Shop, Inc., a real estate company; from March 1998 to February 1999, he was an analyst with Canterbury Securities Corporation, a merchant bank; and from May 1997 to March 1998, he was an analyst with Olympic Cascade Financial Corporation, an investment bank. From July 1995 to May 1997, Mr. Cardello was a student at the Kellogg Graduate School of Management.

      Michael Bauer has served as Vice President - Marketing of Jabber.com since September, 2000. Mr. Bauer was a consultant to Webb from September, 1999 to August, 2000, providing consulting services in connection with an open directory project. Prior to joining Webb, Mr. Bauer was the Director of Marketing at I Atlas Corporation, an integrated search and directory company.

      Tom Croswell has been Vice President - Product Development of Jabber.com since November 2000. Mr. Croswell served as Vice President of Product Development at REBOL Technologies, Inc., an internet infrastructure company, from July 1999 to November 2000. From July 1998 to July 1999 he was Director of Windows NT programs at Veritas Software Corporation; and from September 1994 to July 1998, he was a Vice President of Redman Technology Center.

Open Source Advisory Board

      Jabber.com has formed an open source advisory board made up of leaders of the open source movement in order to guide Jabber.com in connection with its open source initiatives. Members of the advisory board, in addition to Perry Evans, Chairman of the Board and Chief Executive Officer of Webb are:

      James Barry, Vice President of Collab.net and founder of IBM Web Sphere
        Group.
      Tim O'Reilly, President of O'Reilly and Associates.
      Eric Raymond, VA Linux board member and author of The Cathedral and The
        Bazaar and founder of the Open Source Initiative.
      Doc Searls, Senior Editor of Linux Journal and co-author of The Clue
        Train Manifesto.
      Mark Siefertson, founder of Diamond Technology Partners

Technical Advisory Board

      Jabber.com has also formed a technical advisory board to guide in its product development initiatives. Members of the Technical Advisory Board are:

      Craig Burton, founder of Novell and creator of NetWare.
      Robert Khare, founding member of the WC3.
      David P. Reed, former chief scientist, Lotus Development Corporation. Michael Tiemann, Redhat Chief Technology Officer and founder of Cygnus
        Solutions.
      Stephen Williams, creator of AOL's buddy list server 1.O.

Factors That May Affect Future Results

      Factors that may affect our future results include, but are not limited to, the following items as well as the information in "Item 1 - Description of Business - General and Competition" and "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Our limited operating history could affect our business. We were founded in March 1994 and commenced sales in February 1995. Subsequently, our business model has changed periodically to reflect changes in technology and markets. Accordingly, we have a limited operating history for our current business model upon which you may evaluate us. Our business is subject to the risks, exposures and difficulties frequently encountered by companies with a limited operating history including:

      o     Limited ability to respond to competitive developments;
      o Exaggerated effect of unfavorable changes in general economic and market conditions;

      o     Difficulty in attracting and retaining qualified personnel;
      o Limited ability to develop and introduce new product and service offerings;
      o Limited ability to adjust the business plan to address marketplace and technological changes; and
      o     Difficulty in obtaining operating capital.

There is no assurance we will be successful in addressing these risks. If we are unable to successfully address these risks our business could be significantly adversely affected.

      We have accumulated losses since inception and we anticipate that we will continue to accumulate losses for the foreseeable future. We have incurred net losses since inception totaling approximately $91.3 million through December 31, 2000. In addition, we expect to incur additional substantial operating and net losses in 2001 and for one or more years thereafter. We expect to incur these additional losses because:

      o We currently intend to increase our capital expenditures and operating expenses to cover the increasing activities of our Jabber.com, Inc. subsidiary; and
      o We recorded goodwill and other intangible assets totaling approximately $24 million in connection with the acquisitions of three businesses which will be amortized over their estimated useful lives of approximately three years.

      The accumulated deficit at December 31, 2000, included approximately $51.1 million of non-cash expenses related to the issuance of preferred stock and warrants in financing transactions, stock and stock options issued for services, warrants issued to four customers, interest expense on 10% convertible notes payable and amortization of assets acquired through the issuance of our securities. The current competitive business and capital environments likely will result in our issuance of similar securities in future financing transactions or to other companies as an inducement for them to enter into a business relationship with us. While these transactions represent non-cash charges, they will increase our expenses and net loss and our net loss applicable to common shareholders.

      If we are unable to raise additional working capital funds, we may not be able to sustain our operations. We believe that our present cash and cash equivalents, working capital and commitments for additional equity investments will be adequate to sustain our current level of operations only until June 2001. We will, therefore, need to obtain additional capital to fund our businesses. There is no assurance that we will be able to raise additional funds if required in amounts required or upon acceptable terms. If we cannot raise additional funds when needed, we may be required to curtail or scale back our operations or sell some of our assets. These actions could have a material adverse effect on our business, financial condition or results of operations.

      We may never become or remain profitable. Our ability to become profitable depends on the ability of our products and services to generate revenues in excess of our expenses. The success of our revenue model will depend upon many factors including:

      o The success of our distribution partners in marketing their products and services; and
      o The extent to which consumers and businesses use our products and services.

      Because of the new and evolving nature of the Internet, we cannot predict whether our revenue model will prove to be viable, whether demand for our products and services will materialize at the prices we expect to charge, or whether current or future pricing levels will be sustainable. Additionally, our customer contracts may result in significant license or development revenue in one quarter, which will not recur in the next quarter for that customer. As a result, it is likely that components of our revenue will be volatile, which may cause our stock price to be volatile as well.

      Our business depends on the growth of the Internet and its acceptance as a platform for business commerce and communication. Our business plan assumes that the Internet will develop into a significant source of business-related communication and communication interactivity. However, the Internet market is new and rapidly evolving and there is no assurance that the Internet will develop in this manner. If the Internet does not develop in this manner, our business, operating results and financial condition would be materially adversely affected. Numerous factors could prevent or inhibit the development of the Internet in this manner, including:

      o The failure of the Internet's infrastructure to support Internet usage or electronic commerce;
      o The failure of businesses developing and promoting Internet commerce to adequately secure the confidential information, such as credit card numbers, needed to carry out Internet commerce; and
      o     Regulation of Internet activity.

      Use of many of our products and services will be dependent on distribution partners. Because we have elected to partner with other companies for the distribution of many of our products and services, many users of our products and services are expected to obtain or utilize them through our distribution partners. As a result, our distribution partners, and not us, will substantially control the customer relationship with these users. If the business of the companies with whom we partner is adversely affected in any manner, our business, operating results and financial condition could be materially adversely affected.

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

      In addition, even if we are able to identify new opportunities, our working capital constraints may not permit us to pursue them. If we are unable to identify and develop and introduce new products and services on a timely basis, our business, operating results and financial condition could be materially adversely affected.

      Our products and services may not be successful. A suitable market for our products and services may not develop or, if it does develop, it may take years for the market to become large enough to support significant business opportunities. Even if we are able to successfully identify, develop, and introduce new products and services there is no assurance that a market for these products and services will materialize to the size and extent that we anticipate. If a market does not materialize as we anticipate, our business, operating results, and financial condition could be materially adversely affected. The following factors could affect the success of our products and services and our ability to address sustainable markets:

      o     The failure of our business plan to accurately predict the rate at which the market for Internet products and services will grow;
      o     The failure of our business plan to accurately predict the types of products and services the future Internet marketplace will demand;
      o     Our limited experience in marketing our products and services;
      o Our limited working capital may not allow us to commit the resources required to adequately support the introduction of new products and services.
      o The failure of our business plan to accurately predict our future participation in the Internet marketplace;
      o     The failure of our business plan to accurately predict the estimated sales cycle, price and acceptance of our products and services;
      o     The development by others of products and services that renders our products and services noncompetitive or obsolete; or
      o Our failure to keep pace with the rapidly changing technology, evolving industry standards and frequent new product and service introductions that characterize the Internet marketplace.

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

      A limited number of our customers generate a significant portion of our revenues. We had three customers representing 66% of revenues for the year ended December 31, 2000, and three customers representing 68% of revenues for the year ended December 31, 1999. There is no assurance that we will be able to attract or retain major customers. The loss of, or reduction in demand for products or services from major customers could have a material adverse effect on our business, operating results, cashflow and financial condition.

      The sales cycle for our products and services is lengthy and unpredictable. While our sales cycle varies from customer to customer, it typically has ranged from two to nine months or more. Our pursuit of sales leads typically involves an analysis of our prospective customer's needs, preparation of a written proposal, one or more presentations and contract negotiations. We often provide significant education to prospective customers regarding the use and benefits of our Internet technologies and services. Our sales cycle may also be affected by a prospective customer's budgetary constraints and internal acceptance reviews, over which we have little or no control. In order to quickly respond to, or anticipate, customer requirements, we may begin development work prior to having a signed contract, which exposes us to the risk that the development work will not be recovered from revenue from that customer.

      It may take one or more years for our business model to generate significant revenues which could increase our requirement for investment capital and could have an adverse effect on our ability to become profitable. Many of our products and services, particularly our AccelX products and services, are offered on a revenue-share basis. Once we have sold our products and services, it may take three or more months for them to be integrated into our customers' businesses and product offerings. Further, even after our customers have begun to market our products and services to their customers, our limited operating history does not enable us to predict how long it generally will take before their customers will begin to use our products and services in sufficient quantity to provide us with significant recurring revenues. As a result, even if significant business for our products and services does develop, we may not recognize meaningful revenues from this business for many months or possibly even for one or more years. This could require that we raise significant additional investment capital to sustain our operations and could have a materially adverse effect on our ability to become profitable within the next one or more years.

      We may not be able to offer proprietary products based on the Jabber.org open-source movement without jeopardizing our relationship with the Jabber.org or other open-source communities. An important element of the business model for our Jabber.com, Inc. subsidiary is based upon Jabber.com's ability to offer proprietary products compatible with the Jabber.org open-source instant messaging systems. A key element of open-source software development movements is that the software and its code be offered to other developers and users free, provided that any one who makes an improvement or modification to the software and who intends to commercialize the improvement or modification, makes them available for free to the community and other users. In the event that the Jabber.org open-source community or other open-source communities withdraw their support for either Jabber.com or Jabber instant messaging products due to Jabber.com's sale of proprietary products or for any other reason, our and Jabber.com's business, financial condition or results of operations could be materially adversely affected.

      We may be unable to adjust our spending to account for potential fluctuations in our quarterly results. As a result of our limited operating history, we do not have historical financial data for a sufficient number of periods on which to base planned operating expenses. Therefore, our expense levels are based in part on our expectations as to future sales and to a large extent are fixed. We typically operate with little backlog and the sales cycles for our products and services may vary significantly. As a result, our quarterly sales and operating results generally depend on the volume and timing of and the ability to close customer contracts within the quarter, which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected sales shortfalls. If we were unable to so adjust, any significant shortfall of demand for our products and services in relation to our expectations would have an immediate adverse effect on our business, operating results and financial condition. Further, we currently intend to increase our capital expenditures and operating expenses to fund the operations of our Jabber.com, Inc. subsidiary. To the extent that such expenses precede or are not subsequently followed by increased sales, our business, operating results and financial condition will be materially adversely affected.

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

      Future government regulation could materially adversely affect our business. There are currently few laws or regulations directly applicable to access to, communications on, or commerce on the Internet. Therefore, we are not currently subject to direct regulation of our business operations by any government agency, other than regulations applicable to businesses generally. Due to the increasing popularity and use of the Internet, however, federal, state, local, and foreign governmental organizations have, from time to time, considered a number of legislative and regulatory proposals related to the Internet. The adoption of any of these laws or regulations may decrease the growth in the use of the Internet, which could, in turn:

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

      The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock. Our common stock closed as high as $67.75 per share and as low as $1.43 per share between January 1, 2000 and March 20, 2001. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

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

      We have issued numerous options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of March 20, 2001, we had issued warrants and options to acquire 4,369,960 shares of our common stock, exercisable at prices ranging from $1.875 to $58.25 per share, with a weighted average exercise price of approximately $10.87 per share. In addition to these warrants and options, we have reserved 2,640,852 shares of common stock for issuance upon conversion of our 10% convertible notes and series B-2 and C-1 convertible preferred stock. We have also reserved up to 1,200,000 shares for issuance upon conversion of the series C-2 convertible preferred stock and exercise of the series C-2 warrant which may be purchased by the holder of the Series C-1 preferred stock and warrants. During the terms of these derivative securities, the holders will have the opportunity to profit from an increase in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the respective exercise or conversion price. In addition, the increase in the outstanding shares of our common stock as a result of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by current and future holders of our common stock.

      The potentially significant number of shares issuable upon conversion of our 10% convertible notes and convertible preferred stock could make it difficult to obtain additional financing. Due to the significant number of shares of our common stock which could result from a conversion of our 10% convertible notes and series B-2, C-1 and C-2 convertible preferred stock, new investors may either decline to make an investment in Webb due to the potential negative effect this additional dilution could have on their investment or require that their investment be on terms at least as favorable as the terms of the notes or convertible preferred stock. If we are required to provide similar terms to obtain required financing in the future, the potential adverse effect of these financings could be perpetuated and significantly increased.

      Future sales of our common stock in the public market could adversely affect the price of our common stock. Sales of substantial amounts of common stock in the public market that is not currently freely tradable, or even the potential for such sales, could have an adverse affect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of March 20, 2001, these shares consist of:

      o Approximately 282,000 shares owned by our executive officers and directors of our outstanding common stock ("Affiliate Shares");
      o Up to 2,640,852 shares issuable upon conversion of the 10% convertible notes and series B-2 and C-1 preferred stock;
      o Approximately 4,369,960 shares issuable to warrant and option holders; and
      o Up to 1,200,000 shares issuable upon conversion of the series C-2 convertible preferred stock and exercise of the series C-2 warrant which may be issued to the holder of the Series C-1 preferred stock.

      Unless the Affiliate Shares are further registered under the securities laws, they may not be resold except in compliance with Rule 144 promulgated by the SEC, or some other exemption from registration. Rule 144 does not prohibit the sale of these shares but does place conditions on their resale which must be complied with before they can be resold.

      The trading volume of our common stock may diminish significantly if our common stock is delisted from the Nasdaq National Market. Although our shares are currently traded on the Nasdaq National Market, there is no assurance that we will remain eligible to be included on Nasdaq. If our common stock was no longer eligible for quotation on Nasdaq, it could become subject to rules adopted by the Securities and Exchange Commission, regulating broker/dealer practices in connection with transactions in "penny stocks." If our common stock became subject to the penny stock rules, many brokers may be unwilling to engage in transactions in our common stock because of the added regulation, thereby making it more difficult for purchases of our common stock to dispose of their shares.

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

      The issuance of our 10% convertible notes payable and convertible preferred stock has required us to record non-cash expenses which, in turn, increased our net loss applicable to common shareholders. Based on generally accepted accounting principles, we recorded a non-cash expense of approximately $426,000 as additional interest expense and $12.5 million of accretion expense for the year ended December 31, 2000, as a result of the issuance of our 10% convertible notes and the issuance of our series B and B-2 preferred stock, respectively. We will record additional non-cash expenses of approximately $5,300,000 for the quarter ending March 31, 2001, in connection with the issuance of the series C-1 convertible preferred stock and accompanying warrant and $470,000 during the two years ending December 31, 2002, related to the issuance of the notes unless they are converted to common stock prior to their maturity date, in which case it will be less. In addition, we will incur significant additional noncash expenses if we issue the series C-2 convertible preferred stock and accompanying warrant to the holder of the Series C-1 preferred stock.

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

Item 2. DESCRIPTION OF PROPERTY.

      Our principal offices are located in approximately 21,400 square feet of space in Denver, Colorado, leased for a period of five years ending in May 2005 at a base monthly rental of $46,362 during the first two years, $48,443 in the third year and $49,929 in the fifth year.

      We also have offices with approximately 5,350 square feet in Denver, Colorado, leased for a period of two years ending April 24, 2002 at a base monthly rental of $11,371.

Item 3. LEGAL PROCEEDINGS.

      Not Applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The number of record holders of our common stock on March 29, 2001 was
119. Based on information provided by nominee holders of our common stock, we believe that the number of beneficial holders of our common stock is in excess of 10,000. The table below sets forth the high and low bid prices for the common stock as reported on the Nasdaq Small Cap Market during the two years ended December 31, 2000. The information shown is based on information provided by the Nasdaq Stock Market. These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions.

                                              COMMON STOCK
                                          ----------------------
            Quarter Ended                 High Bid       Low Bid
            -------------                 --------       -------

            1999
            March 31                       $20.81         $10.75
            June 30                        $18.75         $10.81
            September 30                   $16.50         $ 7.44
            December 31                    $23.25         $ 8.25

            2000
            March 31                       $70.25         $21.87
            June 30                        $29.50         $ 8.25
            September 30                   $15.50         $ 8.25
            December 31                    $ 9.06         $ 1.44

      We have never paid a cash dividend on our common stock. The payment of dividends, if any, in the future rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

      Webb provides innovative advanced online commerce and communication solutions for businesses. Our AccelX product line of XML-based commerce and buyer-seller interaction products and services provides businesses with powerful web-site development and communication tools to attract customers, generate leads, increase buyer-seller interaction and strengthen customer relationship management. Our Jabber.com, Inc. subsidiary is building a business around commercializing Jabber.org open-source technologies for real time XML-based communications. Jabber.com is currently focused on developing and marketing commercial-grade instant messaging software, solutions and hosting for large enterprises, service providers and independent software vendors.

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

      Prior to January 2000, we were organized around our primary market focus on local commerce services, with an additional business unit dedicated to e-banking services. During the third quarter of fiscal 2000, we discontinued our e-banking business. In January 2000, we formed a new subsidiary in order to commercialize separately the Jabber.org instant messaging system from our AccelX business. We intend to seek participation from external partners to help us maximize the value of our instant messaging business.

      During July 2000, we completed a business plan for our Jabber.com subsidiary. The plan focuses Jabber.com's business development efforts on three areas:

      o Providing professional services to help companies implement, customize and host instant messaging applications;
      o Developing instant messaging services for businesses, which may be either licensed or delivered on an application service provider business model; and
      o Developing open gateway services through strategic relationships with companies in the areas of Internet protocol telephony, mobile services, customer services and exchange services.

      On March 1, 2001, Jabber.com introduced the Jabber Commercial Server 2.0, a highly scaleable Jabber server that provides the foundation for current and future server products. Jabber Commercial Server 2.0 provides enterprises and service providers with enhanced performance, scalability, reliability and security compared to the Jabber open-source software. To date, Jabber.com's activities have focused primarily on promoting the wide-spread use of the Jabber open-source instant messaging protocol (XMPP), providing professional services to businesses desiring to test the Jabber open-source platform and developing the Jabber Commercial Server 2.0 software.

      We have incurred losses from operations since inception. At December 31, 2000, we had an accumulated deficit of approximately $91.3 million. The accumulated deficit at December 31, 2000, included approximately $51.1 million of non-cash expenses related to the following:

      o Beneficial conversion features related to the 10% convertible note payable, preferred stock and preferred stock dividends;
      o     Reset of warrant exercise prices;
      o     Stock and stock options issued for services;
      o     Warrants issued to customers;

      o Interest expense on the 10% convertible note paid by the issuance of similar notes;
      o Amortization of intangible assets acquired in consideration for the issuance of our securities;
      o     Impairment loss on acquired intangible assets and goodwill;
      o     Write-off of securities received for our e-banking business; and
      o     Preferred stock dividends.

      As a result of the $2.5 million preferred stock private placement we completed in February 2001, we will record an additional non-cash expense totaling approximately $2 million associated with issuance of our series C-1 preferred stock. In addition, we will record an additional non-cash expense totaling approximately $3.3 million associated with the reset of conversion prices for our series B-2 preferred stock and 10% convertible note payable as well as the reset of exercise price for certain warrants issued in connection with our series B preferred stock private placement. If we issue shares of our series C-2 preferred stock and warrants, we will record substantial additional non-cash charges.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2000 and 1999.

Revenues:

      Components of net revenues from continuing operations and cost of revenues are as follows:

                                                             Year Ended
                                                            December 31,
                                                    ---------------------------

                                                        2000            1999
                                                    -----------     -----------
Net revenues:
   Licenses                                         $ 2,155,990     $   392,810
   Services                                           1,858,403         682,877
   Hardware and third party software sales                   --         117,509
                                                    -----------     -----------
     Total net revenues                               4,014,393       1,193,196
                                                    -----------     -----------

Cost of revenues:
   Cost of licenses                                     867,759         382,951
   Cost of services                                   2,642,745         886,652
   Cost of hardware and third party software                 --          94,155
                                                    -----------     -----------
     Total cost of revenues                           3,510,504       1,363,758
                                                    -----------     -----------

Gross margin                                        $   503,889     $  (170,562)
                                                    ===========     ===========

      License revenues represent fees earned for granting customers licenses to use our software products which we began to sell in the second half of 1999. During the year ended December 31, 2000, we recognized $1,476,228 from the sale of initial software licenses and $679,762 from recurring license fees. The software license revenues in 2000 were primarily from a sale to VNU Publitec, a European yellow page publisher, and to Vetconnect, Inc., a vertical portal that provides Internet services for veterinarians, both of these contracts contained up-front license fees without a recurring revenue component. While our basic distribution model is to provide services to aggregators of small business who agree to pay us a portion of their future revenues, thereby providing us with the expectation of future revenues as our distribution partners sell our services to their small business customers, late in 1999 we began offering perpetual software licenses. In addition, during 2000, we began to license our AccelX software products under a hybrid model whereby our customers purchase a fixed number of licenses under a perpetual license arrangement and purchase additional licenses on a recurring revenue share basis. Software license fees may continue to represent a significant portion of license revenue for at least the next several quarters as these fees are generally significantly larger than are the initial fees paid by those distribution partners who agree to pay us a portion of their future revenues. We estimate that it will take those distribution partners up to one year or more after they commence distribution of our AccelX services to develop a significant base of small businesses using these services for the recurring revenues to become significant. Recurring license revenues in 2000 and 1999 were primarily a result of fees earned from Switchboard, Inc. in the form of quarterly guaranteed minimum payments required to maintain limited exclusivity for our Site Builder product a segment of the United States market. Switchboard's exclusivity rights terminated on June 30, 2000, and Switchboard will not, therefore, pay quarterly guaranteed minimum payments in the future.

      Services revenues consist principally of revenue derived from professional services for the customization of our software to customer specifications, assisting our customers in configuring and integrating our software applications, hosting fees and fees for ongoing maintenance and support. Our net revenues from services were $1,858,403 for the year ended December 31, 2000, which represents an increase of 172.1% when compared with the year ended December 31, 1999. The increase is primarily due to professional service revenue we earned in connection with the integration of our software products with our customers; increases in revenue recognized from support and maintenance agreements for our AccelX software; and service revenues during 2000 totaling $305,875 for our Jabber.com subsidiary.

      Revenues from hardware and software include the resale of computer hardware and third party software to customers generally in connection with implementing our local directory products and services. During the year ended December 31, 1999, we sold equipment totaling $117,539 to customers with whom we had existing contracts to provide equipment. We do not anticipate significant revenues from hardware and equipment sales in future periods.

      During the fourth quarter of 2000, it became apparent that most large aggregators of small businesses were delaying software and technology purchase decisions due to uncertainties with regard to the domestic economy, a reluctance to make significant investments in new Internet-related products and services and management changes or reorganizations at many of these companies. These factors appear to be continuing to cause a slow down in purchase decisions by many of our potential domestic customers and may continue to do so for much of 2001. This could result in lower domestic sales of our products and services, particularly for our AccelX products and services, than contemplated in our business plan for the year. In addition, to the extent that purchase decisions are made, they may be for lower up-front license fees and professional services in order to reduce our customers' financial commitments and to put a greater emphasis on revenue sharing arrangements. This also could result in lower revenues in 2001 than contemplated in our business plan.

Cost of Revenues:

      Cost of revenues as a percentage of net revenues from continuing operations was 87.4% for the year ended December 31, 2000, compared to 114.3% for the year ended December 31, 1999.

            Cost of license revenues - Cost of license revenues consists of compensation costs associated with personnel who assist our customers in delivering services to end users, third party content software license fees, and third party transaction fees. Cost of license revenues were $867,759 for the year ended December 31, 2000, or 40.2% of net license revenues, compared with $382,951, or 97.5% of net license revenues for the year ended December 31, 1999. The absolute dollar increase was primarily attributable to (i) costs associated with the establishment of our client services infrastructure during the second half of 2000, primarily for compensation and contractor expenses, to assist our distribution partners in the sell-through of our products and services to small business; (ii) the amortization of a one-year third party software license we purchased to integrate directory functionality into our AccelX products; (iii) third party license fees we purchased for map publishing; and (iv) costs associated with delivering software enhancements for which we earn monthly license fees. Since our business plan is heavily dependent on recurring revenue from our distribution partners, we will continue to incur costs in assisting our distribution partners in obtaining market penetration and sell-through of our products and services and these costs may be significant.

            Cost of service revenues - Cost of service revenues consists of compensation costs and consulting fees associated with performing custom programming, installation and integration services for our customers and support services as well as costs for hosting services which consist of costs to operate our network operating center. Cost of service revenues was $2,642,745 for the year ended December 31, 2000, or 142.2% of net service revenues, compared with $886,652, or

      129.8% of net service revenues for the year ended December 31, 1999. The absolute dollar increase was attributable to (i) providing a higher volume of professional services to our customers; and (ii) incurring more costs associated with our network operating center, which we placed into service during the second quarter of 1999. Our network operating center has been built to accommodate our current customer base as well as significant additional projected growth. Consequently, the current cost to operate the network operating center is high compared to current revenues and will remain relatively high for at least the next several quarters as we continue to execute on our business plan. We also anticipate that cost of service revenues will increase in absolute dollars as well as a percentage of service revenues for at least the next several quarters as we build the support infrastructure for our Jabber.com subsidiary.

            Cost of hardware and third party software revenues - Cost of hardware and software revenues consists of computer and third party software purchased for resale to cable operators. Due to the change in our business model, equipment sales are not expected to be significant in future periods.

Operating Expenses:

      Sales and marketing expenses consist primarily of employee compensation, cost of travel, advertising and public relations, trade show expenses, and costs of marketing materials. Sales and marketing expenses were $3,039,673 for the year ended December 31, 2000, or 75.7% of net revenues compared with $1,726,004, or 144.7% of net revenues for the year ended December 31, 1999. These expenses included $468,972 in 2000, for our Jabber.com subsidiary. The increase in absolute dollars was primarily attributable to (i) higher employee compensation costs including sales commissions; (ii) an increase in employee recruiting fees;
(iii) an increase in travel expenses associated with opening European markets;
(iv) an increase in fees paid to consultants for market research; and (v) an increase in costs related to the outsourcing of public relations and the redesign of our web site. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods but decrease as a percentage of net revenues as our revenues increase from current levels as we continue to market our products and services.

      Product development expenses consist primarily of employee compensation and programming fees relating to the development and enhancement of the features and functionality of our software products and services. During 2000 and 1999, all product development costs were expensed as incurred. Product development expenses were $5,376,972 for the year ended December 31, 2000, or 133.9% of net revenues compared with $2,891,569 or 242.3% of net revenues for the year ended December 31, 1999. Product development expenses in 2000 include the development of our AccelX software products and our Jabber.com instant messaging products, which we began developing in the second quarter of 2000. During the year ended December 31, 2000, we incurred expenses totaling $3,960,382 developing our AccelX products and $1,416,590 developing our Jabber products. In addition to the costs we incurred developing our Jabber.com products, the increase in absolute dollars was due primarily to (i) higher employee compensation costs;
(ii) an increase in contract labor to augment our development team; and (iii) an increase in employee recruiting fees. We believe that significant investments in product development are critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase in future periods.

      General and administrative expenses consist primarily of employee compensation, consulting expenses, fees for professional services, and non-cash expense related to stock and warrants issued for services. General and administrative expenses were $10,341,650 for the year ended December 31, 2000, or 257.6% of net revenues compared with $6,311,544, or 529.0% of net revenues for the year ended December 31, 1999. These expenses include $4,682,641 for 2000, for our Jabber.com subsidiary. The increase in absolute dollars was primarily attributable to (i) consulting fees totaling $2.8 million, incurred with Diamond Technology Partners Inc. in connection with the development of our business plan for our Jabber.com subsidiary, of which $690,000 will be paid in securities of Jabber.com, Inc.; (ii) higher employee compensation costs; (iii) increased travel expenses as a result of more international travel; (iv) severance costs incurred associated with reorganizations within our operations and product development areas; and (v) increased office rent and related facility costs as we moved to a new office location during the second quarter of 2000. We expect general and administrative expenses to decrease as a percentage of revenues as our revenues increase.

      Customer acquisition costs consist of the value of warrants to purchase our common stock we issued to customers in connection with customer contracts for our products and services. We expense the value of warrants on the date of issuance unless the related contract specifies minimum guaranteed revenues. Customer acquisition costs were $0 and $941,684 for the years ended December 31, 2000 and 1999, respectively, or 78.9% of 1999 net revenues. During 1999, we issued a warrant to customers to purchase in the aggregate 161,667 shares of our common stock and recorded $941,684 of expense on the date of issuance.

      Depreciation and amortization was $9,155,123 for the year ended December 31, 2000, compared to $2,902,523 for the year ended December 31, 1999. We recorded more depreciation expense in 2000 as a result of an increase in fixed assets primarily from construction of our network operating center, which was placed in service in the second quarter of 1999, and computer hardware and third party software to support our AccelX services and computer equipment to support our product development team. We also amortized the intangible assets and goodwill we acquired in the Durand Communications, NetIgnite, and Update Systems acquisitions and recorded $8,347,207 and $2,523,351 of amortization expense for the years ended December 31, 2000 and 1999, respectively. Because our business has never been profitable, and due to the other risks and uncertainties discussed herein, it is possible that an analysis of these long-lived assets in future periods could result in a conclusion that they are impaired, and the amount of the impairment could be substantial. If we determine that these long-lived assets are impaired, we would record a charge to earnings, which could be as much as the remaining net book value of the assets.

      During the year ended December 31, 2000, we recorded an impairment loss in our AccelX business segment totaling $8,168,904 from our assessment of the impairment of assets we purchased in connection with our acquisitions of Durand Communications and Update Systems. The impaired assets consisted of developed technology and goodwill as summarized in the following table:

                                      Durand           Update            Total
                                    ----------       ----------       ----------
Developed technology                $3,261,751       $       --       $3,261,751
Goodwill                             1,471,346        3,435,807        4,907,153
                                    ----------       ----------       ----------

  Total impairment loss             $4,733,097       $3,435,807       $8,168,904
                                    ==========       ==========       ==========

      In connection with the Durand Communications and Update Systems acquisitions, we purchased technology that has been incorporated into our current product offerings as well as our Jabber.com instant messaging technology. Based on a review of the acquired technology in combination with our evolving business plan, we determined that only a portion of such acquired technology is utilized in our current products. Further, substantially less revenue had been recorded from products incorporating the acquired technology than was originally expected and our current estimated revenues projected to be earned from the purchased technology is also less than previously forecasted. Because of these factors, which became apparent during the fourth quarter of 2000 in the context of an overall economic slowdown and its impact on our customers, coupled with substantial volatility in the capital and business environment and delays in purchasing decisions by most large aggregators of small business due in part to a reluctance to make significant investments in new Internet-related products and services, we determined that the carrying amount of the acquired intangibles should be assessed for impairment. As a result, we assessed impairment by comparing the estimated undiscounted net cash flows expected to be generated from our current product offerings which use the purchased technologies to their remaining net book values of the assets. Our analysis showed that such assets were in fact impaired. Accordingly, the impairment charge was recorded based upon the difference between the carrying amount and the estimated fair value of the assets, determined using the net present value of the estimated future cash flows. We will continue to evaluate the carrying value of the remaining intangible assets for possible impairment. Such a review may indicate further impairment that would require us to record additional losses in future periods and those losses could be substantial.

Other Income and Expenses:

      Interest income was $731,808 for the year ended December 31, 2000, compared to $225,712 for the year ended December 31, 1999. We earn interest by investing surplus cash in highly liquid investment funds or AAA or similarly rated commercial paper.

      Interest expense was $605,638 for the year ended December 31, 2000, compared to $2,352,062 for the year ended December 31, 1999. We recorded the following interest expense related to the 10% convertible note payable:

                                                        Year Ended December 31,
                                                       -------------------------

                                                          2000           1999
                                                       ----------     ----------
Interest paid with principal-in-kind notes             $  154,110     $       --
Amortization of discount                                  198,744        124,615
Amortization of financing costs                            72,702         45,142
Beneficial conversion feature                                  --      1,967,522
                                                       ----------     ----------
    Total non cash interest expense                       425,556      2,137,279
Interest expense payable in cash                           63,014        173,973
                                                       ----------     ----------
    Total 10% note payable interest expense            $  488,570     $2,311,252
                                                       ==========     ==========

Discontinued Operations:

      On September 12, 2000, we sold our e-banking segment to a privately held company for consideration valued at $487,873, which was approximately the same as the net book value of the net assets of this segment. We received $39,700 in cash and 181,176 shares of the purchaser's common stock recorded at a value of approximately $2.47 per share. Subsequent to this sale, based on our review of the fair value of the purchaser's common stock, we determined that the fair market value as of December 31, 2000, was zero, and that the decline in value was not temporary. Accordingly, we recorded a charge to earnings totaling $448,172 for the year ended December 31, 2000.

      The sale of this segment is reflected as a sale of discontinued operation in our consolidated financial statements. Accordingly, the revenues, costs and expenses of these discontinued operations have been excluded from the respective captions in the Consolidated Statement of Operations and have been reported as "Loss from discontinued operations, net of taxes," for all years presented.

      Summarized financial information for the discontinued operations is as follows (Note: 2000 amounts include activity through September 12, 2000 only):

                                                            Years Ended
                                                            December 31,
                                                     --------------------------
                                                        2000             1999
                                                     ---------        ---------
Net revenues                                         $  73,092        $ 751,087
Cost of revenues and operating expenses                276,364          830,863
Loss from operations                                  (203,272)         (79,776)

Net Loss Applicable to Common Stockholders:

      Net loss allocable to common stockholders was $48,611,631 for the year ended December 31, 2000, compared to $21,866,012 for the year ended December 31, 1999. We recorded non-cash expenses for the following items:

                                                             Year Ended
                                                             December 31,
                                                     ---------------------------
                                                         2000           1999
                                                     -----------     -----------
Amortization of intangible assets and goodwill       $ 8,347,207     $ 2,523,351
Impairment loss                                        8,168,904              --
Stock and warrants issued for services                 1,478,232       1,814,682
Customer acquisition costs                                    --         941,684
Amortization of discount and placement fees to
  interest expense and non-cash interest related
  to the 10% convertible note payable                    425,556       2,137,279
Write-of of investment in common stock                   448,172              --
Preferred stock dividends                                373,126         272,663
Accretion of preferred stock                          11,660,000       4,316,254
                                                     -----------     -----------

Total                                                $30,901,197     $12,005,913
                                                     ===========     ===========

      The increase in losses reflect losses from Jabber.com totaling $7,600,756 for the year ended December 31, 2000, and expenses in the sales and marketing, product development, and general and administrative areas that have increased at a faster rate than revenues. This is due to the time-lag associated with product development and market introduction as well as the long sales cycle for most of our products and services. We expect to continue to experience increased operating expenses during 2001, from Jabber.com and as we continue to develop new product offerings and the infrastructure required to support our anticipated growth. We expect to report operating and net losses for 2001 and for one or more years thereafter.

      Twelve Months Ended December 31, 1999 and 1998.

Revenues:

      Components of net revenues from continuing operations and cost of revenues are as follows:

                                                           Year Ended
                                                           December 31,
                                                 -------------------------------
                                                     1999                1998
                                                 -----------         -----------
Net revenues:
   Licenses                                      $   392,810         $    97,892
   Services                                          682,877             160,673
   Hardware and software                             117,509           1,103,717
                                                 -----------         -----------
   Total net revenues                              1,193,196           1,362,282
                                                 -----------         -----------
 Cost of revenues
   Cost licenses                                     382,951             215,142
   Cost of services                                  886,652              65,315
   Cost of hardware and software                      94,155             905,234
                                                 -----------         -----------
   Total cost of revenues                          1,363,758           1,185,691
                                                 -----------         -----------
   Gross margin                                  $  (170,562)        $   176,591
                                                 ===========         ===========

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

      Services revenues consists principally of revenue derived from professional services for the customization of our software to customer specifications, assisting our customers in configuring and integrating our software applications, network engineering fees and hosting fees as well as fees for ongoing maintenance, which consists of unspecified product upgrades and enhancements on a when-and-if-available basis. Our net revenues from services were $682,877 for the year ended December 31, 1999, which represents an increase of 325.0% when compared with the year ended December 31, 1998. The increase is primarily due to fees we earned for developing and integrating our local directory software for Switchboard, Inc. In addition, during July 1999, we sold two customer contracts to an unrelated third party, including related computer hardware, for approximately $270,000. We provided services and equipment under the terms of the original contracts enabling our customers to provide Internet access to their end users. We recorded $138,504 of service revenue for the year ended December 31, 1999 related to providing services to the purchaser of these two contracts. We recognized revenue from these contracts totaling approximately $6,000 for the year ended December 31, 1999.

      Revenues from hardware and software include the resale of computer hardware and third party software to customers generally in connection with implementing our local directory/enterprise products and services. During the second quarter of 1998, we changed our pricing structure whereby we supplied any required equipment and the products and services. Consequently the customer was not required to pay any significant fees upon the delivery of such items. Our net revenues from the resale of hardware and software was $117,539 for the year ended December 31, 1999 compared to $1,103,717 for the year ended December 31, 1998. During 1999, we sold equipment to customers with whom we had existing contracts to provide equipment.

Cost of Revenues:

      Cost of revenues as a percentage of net revenues from continuing operations was 114.3% for the year ended December 31, 1999 compared to 87.0% for the year ended December 31, 1998.

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

            Service revenues - Cost of service revenues consists of compensation costs and consulting fees associated with performing custom programming, installation and integration services for our customers and support services as well as costs for hosting services which consist of costs to operate our network operating center. Cost of service revenues were $886,652 for the year ended December 31, 1999, or 129.8% of net service revenues, as compared to $65,315 for the year ended December 31, 1998, or 40.7% of 1998 net service revenues. The increases in costs were due to providing professional services for two new customers at lower margins as the contracts specify future revenue sharing arrangements or were entered into to establish strategic alliances. We also incurred costs to operate our network operating center, which we began operating during the second quarter of 1999, including costs associated with delivering Internet access and content to the customers of our cable operator distribution partners. We constructed the network operating center to accommodate our current customer base, our contract backlog and our projected future growth. Consequently, during 1999, the cost to operate the network operating center out paced our current revenues resulting in a lower gross margin.

            Hardware and software revenues - Cost of hardware and software revenues consists of computer and third-party software purchased for resale to distribution partners. Cost of hardware and software revenue was 80.1% of hardware and software net revenues for the year ended December 31, 1999 compared to 82.0% of hardware and software net revenues for the year ended December 31, 1998. Cost of hardware and software revenues as a percentage of net revenues decreased slightly between periods because we sold equipment to existing customers at somewhat lower margins during 1998.

Operating Expenses:

      Sales and marketing expenses consist primarily of employee compensation, advertising, trade show expenses, and costs of marketing materials. Sales and marketing expenses were $1,726,004 for the year ended December 31, 1999, or 144.7% of net revenues as compared to $2,479,029, or 182.0% of net revenues for the year ended December 31, 1998. The decrease in absolute dollars was primarily attributable to (i) a net decrease of six employees; (ii) the phase out of our international marketing efforts; and (iii) a decrease in advertising dollars as a result of our focus on distribution partners (rather than on consumers). These decreases were partially off-set by an increase in trade show expenses, and new product support materials for our local directory/enterprise products.

      Product development expenses consist primarily of employee compensation and programming fees relating to the development and enhancement of the features and functionality of our AccelX services. Product development expenses were $2,891,569 for the year ended December 31, 1999, or 242.3% of net revenues as compared to $1,264,287, or 92.8% of net revenues for the year ended December 13, 1998. During 1999, all product development costs were expensed as incurred. We capitalized $281,775 of development costs during 1998, which were written off to depreciation and amortization expense during 1998. The increase in absolute dollars was due primarily to (i) an increase in technology personnel from 12 to 31 and an increase in contract labor to support the continued development of our products; and (ii) an increase in third party software maintenance and support costs.

      General and administrative expenses consist primarily of employee compensation, consulting expenses, fees for professional services, and the non-cash expense of stock and warrants issued for services. General and administrative expenses were $6,311,544 for the year ended December 31, 1999, or 529.0% of net revenues as compared to $5,668,795, or 416.1% of net revenues for the year ended December 31, 1998. The increase in absolute dollars was primarily attributable to (i) an increase in compensation costs; (ii) increases in legal and accounting fees generally associated with regulatory filings; (iii) increases in office rent expense; (iv) increases in investor relation expenses; and (v) costs incurred associated with operating the Durand Communications California office through November 1999. These increases were partially offset by a decrease in non-cash expenses for stock and options we issued for services and a decrease in fees we paid to consultants.

      Customer acquisition costs consist of the value of warrants to purchase our common stock we issued to customers in connection with customer contracts for our products and services. We expense the value of warrants on the date of issuance unless the related contract specifies minimum guaranteed revenues. Customer acquisition costs were $941,684 for the year ended December 31, 1999, or 78.9% of net revenues as compared to $560,824, or 41.2% of net revenues for the year ended December 31, 1998. During 1999, we issued warrants to three customers to purchase an aggregate of 161,667 shares of our common stock.

      Depreciation and amortization was $2,902,523 for the year ended December 31, 1999, compared to $650,202 for the year ended December 31, 1998, which included approximately $403,000 of capitalized development costs that we wrote-off during 1998. We recorded more depreciation expense in 1999 as a result of an increase in fixed assets primarily from construction of our network operating center and computer hardware and third party software to support the launch of our AccelX services, two new e-banking customers, and computer equipment to support our product development team. We also began amortizing the intangible assets and goodwill we acquired in the Durand Communications and NetIgnite acquisitions and recorded $2,523,351 of amortization expense in 1999.

Other Income and Expenses:

      Interest income was $225,712 for the year ended December 31, 1999, compared to $146,830 for the year ended December 31, 1998. During 1999, we also recorded $22,050 of interest income from our note receivable from Durand Communications.

      Interest expense was $2,352,062 for the year ended December 31, 1999, compared to $7,024 for the year ended December 31, 1998. During 1999, we recorded $2,311,252 of interest expense related to the 10% convertible note payable we issued in August 1999, including (i) $173,973 of cash interest expense and (ii) non-cash charges of $2,092,137 related to amortization of the beneficial conversion feature and the discount recorded for the issuance of a common stock purchase warrant; and (iii) $45,142 related to the amortization of financing fees.

Discontinued Operations:

      In September 2000, we sold our e-banking business segment to a privately held company. Consequently, the sale of this segment is reflected as a sale of discontinued operation in our consolidated financial statements. Accordingly, the revenues, costs and expenses of these discontinued operations have been excluded from the respective captions in the Consolidated Statement of Operations and have been reported as "Loss from discontinued operations, net of taxes," for all years presented as summarized in the following table:

                                                             Year Ended
                                                            December 31,
                                                     --------------------------
                                                        1999             1998
                                                     ---------        ---------
Net revenues                                         $ 751,087        $ 227,098
Cost of revenues and operating expenses                830,863          536,621
Loss from operations                                   (79,776)        (309,523)

Net Loss Applicable to Common Stockholders:

      Net losses allocable to common stockholders were $21,866,012 for the year ended December 31, 1999, compared to $15,762,372 for the year ended December 31, 1998. We recorded non-cash expenses for the following items:

                                                              Year Ended
                                                              December 31,
                                                       -------------------------
                                                           1999         1998
                                                       -----------   -----------

Amortization of intangible assets and goodwill         $ 2,523,351   $        --
Customer acquisition costs                                 941,684       560,824
Amortization of beneficial conversion, discount and
   placement fees to interest expense related to
   the 10% convertible note payable                      2,137,279            --
Stock and warrants issued for services                   1,814,082     2,309,804
Preferred stock dividends                                  272,663       329,120
Accretion of preferred stock                             4,316,254     4,816,989
                                                       -----------   -----------

Total                                                  $12,005,913   $ 8,016,737
                                                       ===========   ===========

      The increase in losses reflect expenses in sales and marketing, product development, and general and administrative areas that have increased at a faster rate than revenues. This is due to the time lag associated with product development and market introduction as well as the long sales cycle for most of our products and services.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2000, we had cash and cash equivalents of $4,856,686 and working capital of $2,423,579. We financed our operations and capital expenditures and other investing activities during 2000 primarily through the sale of securities (See Notes 8 and 10 of Notes to Consolidated Financial Statements for information regarding these sales of securities).

      We used $15,633,783 in cash to fund our operations for the year ended December 31, 2000, compared to $8,603,881 for the year ended December 31, 1999. The increase in net cash used resulted primarily from (i) cash used by the operations of Jabber.com which totaled approximately $5.2 million, (ii) an increase in costs paid for continued development of our products and services; (iii) increased direct costs and support costs associated with increased head count; (iv) payment of 1999 performance bonuses in the first quarter of 2000; and (v) costs incurred in 2000 associated with opening European markets.

      We used an additional $2,315,784 in cash for investing activities, including $2,138,370 for purchases of property and equipment, during the year ended December 31, 2000, compared to $2,388,592 during the year ended December 31, 1999.

      In order to maintain operations and business and product development efforts at planned levels for both our AccelX and Jabber.com businesses, we will need to raise additional capital by the middle of fiscal 2001. The timing of the need for this capital has been accelerated due to our continuing to internally fund the development of our Jabber.com business.

      We believe that our cash and cash equivalents and working capital at December 31, 2000, plus the net proceeds of the offering of $2.5 million of preferred stock that we completed during February 2001, will be adequate to sustain our operations to June 2001. In addition to the remaining $2.5 million expected to be raised pursuant to the preferred stock financing, we are in active discussions with strategic and institutional investors for an additional $10 million of financing which we believe would be sufficient to fund our operations through at least the first quarter of 2002. However, the conditions required to be satisfied for the preferred stock investor to be obligated to purchase the remaining $2.5 million of preferred stock may not be met and we have no commitments for any additional funding. There can be no assurances that the discussions for additional investments will be successful, or if successful, that the terms of any additional investments will be acceptable to us. If we are not successful in obtaining funding in appropriate amounts or at appropriate terms, we would consider significant reductions in our operations and the sale of all or a portion of our interest in our Jabber.com subsidiary. Any such reduction in either our operations or business and development efforts or the sale of our interest in Jabber.com could have a material adverse affect on our operating results and financial condition. In its report accompanying the audited financial statements, Arthur Andersen LLP expressed substantial doubt about our ability to continue as a going concern.

EXPOSURE TO FOREIGN CURRENCY RISK

      During 2000, we expanded our operations to include customers located in Europe and we opened an office in Amsterdam. As a result, we are subject to exposure resulting from changes in the Euro (our subsidiary's functional currency) and other currencies related to the United States dollar. Further, from time to time, we may agree to accept a receivable denominated in currencies other than our functional currencies (i.e., the United States Dollar and the Euro). During 2000, we recorded $130,357 of transaction loss related to exchange rate changes between the Euro and the U.S. Dollar on a receivable from a customer denominated in the Euro.

Item 7. FINANCIAL STATEMENTS.

      See Financial Statements beginning on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      Incorporated by reference to Webb's definitive proxy statement for the 2001 Annual Meeting of Shareholders.

Item 10. EXECUTIVE COMPENSATION.

      Incorporated by reference to Webb's definitive proxy statement for the 2001 Annual Meeting of Shareholders.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Incorporated by reference to Webb's definitive proxy statement for the 2001 Annual Meeting of Shareholders.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Incorporated by reference to Webb's definitive proxy statement for the 2001 Annual Meeting of Shareholders.

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

                                     WEBB INTERACTIVE SERVICES, INC.


Date:  March 29, 2001                By /s/ Perry Evans
                                       -----------------------------------------
                                            Perry Evans, Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Perry Evans                                                   March 29, 2001
- ---------------------------------------------------
Perry Evans
(President, Chief Executive Officer and a Director)


/s/ William R. Cullen                                             March 29, 2000
- ---------------------------------------------------
William R. Cullen
(Chief Financial Officer and a Director)


/s/ Stuart Lucko                                                  March 29, 2000
- ---------------------------------------------------
Stuart Lucko
(Controller)


/s/ Lindley S. Branson                                            March 29, 2000
- ---------------------------------------------------
Lindley S. Branson
(Director)


/s/ Robert J. Lewis                                               March 29, 2000
- ---------------------------------------------------
Robert J. Lewis
(Director)


/s/ Richard C. Jennewine                                          March 29, 2000
- ---------------------------------------------------
Richard C. Jennewine
(Director)


/s/ Timothy O'Reilly                                              March 29, 2000
- ---------------------------------------------------
Timothy O'Reilly
(Director)


/s/ Edward R. Flaherty                                            March 29, 2000
- ---------------------------------------------------
Edward R. Flaherty
(Director)

Item 7. FINANCIAL STATEMENTS


                        WEBB INTERACTIVE SERVICES, INC.
                        -------------------------------

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


                                                                                                    Page
                                                                                                    ----
Report of Independent Public Accountants                                                             F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999                                         F-3

Consolidated Statements of Operations for the Years Ended December 31, 2000 and 1999                 F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000 and 1999       F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000 and 1999               F-6-F-7

Notes to Consolidated Financial Statements                                                           F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Webb Interactive Services, Inc.:

We have audited the accompanying consolidated balance sheets of WEBB INTERACTIVE SERVICES, INC. (a Colorado corporation), and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webb Interactive Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, among other factors, the Company has incurred significant and recurring losses from operations and its operations have used substantial amounts of cash. Such losses are expected to continue in the near future. To fund such operating losses, the Company will require additional capital and the availability of such capital is uncertain. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                                             ARTHUR ANDERSEN LLP

Denver, Colorado
   March 1, 2001.

                        WEBB INTERACTIVE SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                               --------------------------------
                                                                                   2000               1999
                                                                               -------------      -------------
                             ASSETS
Current assets:
    Cash and cash equivalents                                                  $  4,856,686       $  4,164,371
    Accounts receivable, net (Note 2)                                               469,639             76,806
    Prepaid expenses                                                                301,657            399,217
    Notes receivable from Company officers (Note 3)                                 198,444                  -
    Net current assets of discontinued operations (Note 15)                               -             30,326
    Short-term deposits                                                             438,140            444,545
                                                                               ------------       ------------

       Total current assets                                                       6,264,566          5,115,265
Property and equipment, net (Note 4)                                              2,830,132          1,668,599
Intangible assets, net of accumulated amortization of
    $10,870,312 and $2,523,351, respectively (Notes 13 and 14)                    6,001,667         12,503,047
Net long-term assets of discontinued operations (Note 15)                                 -            683,890
Deferred financing costs                                                            104,893          2,649,517
Other assets                                                                        509,071              4,216
                                                                               ------------      -------------

       Total assets                                                            $ 15,710,329       $ 22,624,534
                                                                               ============       ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of capital leases payable (Note 5)                         $    227,876       $    108,525
    Accounts payable and accrued liabilities                                      2,142,731            771,417
    Accrued salaries and payroll taxes payable                                    1,232,844            936,849
    Accrued interest payable                                                         63,014            126,028
    Customer deposits and deferred revenue                                          174,522             44,882
    Net current liabilities of discontinued operations (Note 15)                          -            375,512
                                                                               ------------       -----------

       Total current liabilities                                                  3,840,987          2,363,213

Capital leases payable (Note 5)                                                           -            115,493
10% convertible note payable, net of discount of $295,676 and
       $947,710, respectively (Note 7)                                            2,358,434          4,052,290

Minority interest in subsidiary                                                     523,700                  -

Commitments and contingencies

Stockholders' equity
    Preferred stock, no par value, 5,000,000 shares authorized:
       Series B-2 convertible preferred stock, 978 and none
         shares issued and outstanding, respectively                                912,286                  -

       10% redeemable, convertible preferred stock, 10%
          cumulative return; none and 85,000 shares issued and
          outstanding, respectively, including dividends payable                          -          1,020,295
          of none and $170,295, respectively

    Common stock, no par value, 60,000,000 shares authorized,
       10,354,473 and 7,830,028 shares issued and outstanding, respectively      85,986,641         49,513,769

    Warrants and options                                                         13,740,819          8,612,322
    Deferred compensation                                                          (402,137)          (412,707)
    Accumulated other comprehensive income                                            1,371                  -
    Accumulated deficit                                                         (91,251,772)       (42,640,141)
                                                                               ------------       ------------

              Total stockholders' equity                                          8,987,208         16,093,538
                                                                               ------------       ------------

              Total liabilities and stockholders' equity                       $ 15,710,329       $ 22,624,534
                                                                               ============       ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        WEBB INTERACTIVE SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year Ended
                                                                             December 31,
                                                                    ------------------------------
                                                                        2000              1999
                                                                    ------------      ------------
Net revenues                                                        $  4,014,393      $  1,193,196
Cost of revenues                                                       3,510,504         1,363,758
                                                                    ------------      ------------

   Gross margin                                                          503,889          (170,562)
                                                                    ------------      ------------
Operating expenses:
   Sales and marketing                                                 3,039,673         1,726,004
   Product development                                                 5,376,972         2,891,569
   General and administrative                                         10,341,650         6,311,544
   Customer acquisition costs                                                  -           941,684
   Depreciation and amortization                                       9,155,123         2,902,523
   Impairment loss (Note 14)                                           8,168,904                 -
                                                                    ------------      ------------

                                                                      36,082,322        14,773,324
                                                                    ------------      ------------

   Loss from operations                                              (35,578,433)      (14,943,886)

Interest income                                                          731,808           225,712
Interest expense                                                        (605,638)       (2,352,062)
Loss on foreign currency transactions                                   (130,357)                -
Loss on write-off of investment in common stock                         (448,172)                -
Loss on disposition of property and equipment                           (344,341)                -
Equity in loss of subsidiary                                                   -          (127,083)
                                                                    ------------      ------------

Net loss from continuing operations                                  (36,375,133)      (17,197,319)
Loss from discontinued operations (Note 15)                             (203,372)          (79,776)
                                                                    ------------      ------------

Net loss                                                             (36,578,505)      (17,277,095)

Preferred stock dividends (Note 8)                                      (373,126)         (272,663)
Accretion of preferred stock to stated value (Note 8)                (11,660,000)       (3,157,691)
Accretion of preferred stock for beneficial conversion feature in
excess of stated value (Note 8)                                                -        (1,158,563)
                                                                    ------------      ------------

Net loss applicable to common stockholders                          $(48,611,631)     $(21,866,012)
                                                                    ============      ============
Net loss applicable to common stockholders from continuing
   operations per share, basic and diluted                          $      (5.35)     $      (3.30)
                                                                    ============      ============
Net loss applicable to common stockholders per share from
   discontinued operations, basic and diluted                       $      (0.02)     $      (0.01)
                                                                    ============      ============

Net loss applicable to common stockholders per share, basic and     $      (5.37)     $      (3.31)
   diluted
                                                                    ============      ============

Weighted average shares outstanding, basic and diluted                 9,060,437         6,610,836
                                                                    ============      ============


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        WEBB INTERACTIVE SERVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                           Preferred Stock             Common Stock        Warrants and
                                                       ------------------------  ------------------------
                                                         Shares       Amount       Shares       Amount       Options
                                                       ----------  ------------  ----------  ------------  ------------
Balances, December 31, 1998                               246,400  $  4,101,336   4,642,888   $16,410,300  $  2,281,832
Stock issued in private placement of preferred stock        5,000     5,000,000           -             -             -
   Offering costs                                               -      (384,500)          -             -             -
   Beneficial conversion feature of preferred stock             -    (3,931,754)          -     3,931,754             -
Preferred stock dividends                                       -       125,638           -             -             -
Common stock and common stock warrants issued in
   connection with DCI merger                                   -             -     947,626     9,239,358     2,158,837
Common stock issued in connection with NI merger                -             -      71,429       984,400             -
Preferred stock and dividends converted to common
   stock                                                 (166,400)   (8,206,679)    904,981     8,206,679             -
Preferred stock beneficial conversion feature on
   dividends paid through the issuance of common
   stock                                                        -             -           -       147,025             -
Convertible notes payable converted to common
   stock                                                        -             -      82,402       894,879             -
Exercises of stock options and warrants                         -             -   1,144,205     7,197,462    (1,846,830)
10% note payable beneficial conversion feature                  -             -           -     1,967,522             -
Common stock warrant issued in connection with
   10% note payable                                             -             -           -             -     3,383,800
Accretion of preferred stock to stated value                    -     3,157,691           -             -             -
Accretion of preferred stock for beneficial conversion
   feature in excess of stated value                            -     1,158,563           -             -             -
Stock and stock options issued for services and to
   customers                                                    -             -      36,497       534,390     2,634,683
Deferred compensation                                           -             -           -             -             -
Net loss                                                        -             -           -             -             -
Comprehensive Income                                            -             -           -             -             -
                                                       ----------  ------------  ----------  ------------  ------------

Balances, December 31, 1999                                85,000     1,020,295   7,830,028    49,513,769     8,612,322

 Series B-2 preferred stock issued in private
  placement                                                12,500    12,500,000           -             -             -
   Cash offering costs                                          -      (840,000)          -             -             -
   Value of warrants issued for common stock                    -    (6,913,568)          -             -     6,913,568
   Beneficial conversion feature of preferred stock             -    (2,434,957)          -     2,434,957             -
   Deferred offering costs for warrant issued with
    Series B preferred stock                                    -    (2,311,475)          -             -             -
Accretion of preferred stock to stated value                    -    11,660,000           -             -             -
Preferred stock dividends                                       -         2,733           -             -             -
Beneficial conversion feature on 10% preferred
   stock dividends converted to common stock                    -             -           -       370,393             -
Conversion of preferred stock and dividends to
   common stock                                           (96,522)  (11,770,742)  1,231,438    11,770,742             -
Conversion of 10% note payable to common stock                  -             -     248,262     1,886,263             -
Common stock and common stock warrants issued in
   connection with Update acquisition                           -             -     278,411     8,630,741     1,364,676
Exercise of warrants and options                                -             -     751,334    11,132,885    (3,892,442)
Stock and stock options issued for services                     -             -      15,000       246,891       519,554
Deferred compensation                                           -             -           -             -       223,141
Other comprehensive income                                      -             -           -             -             -
Net loss                                                        -             -           -             -             -
Comprehensive income                                            -             -           -             -             -
                                                       ----------  ------------  ----------   -----------  ------------
Balances, December 31, 2000                                   978  $    912,286  10,354,473   $85,986,641  $ 13,740,819
                                                       ==========  ============  ==========   ===========  ============

                                                                                          Accumulated
                                                                                             Other
                                                          Deferred       Accumulated     Comprehensive Comprehensive Stockholders

                                                        Compensation       Deficit          Income        Income         Equity
                                                       --------------   -------------    -------------  ------------  ------------
Balances, December 31, 1998                            $            -   $  (20,774,129)  $           -    $        -  $   2,019,339
Stock issued in private placement of preferred stock                -                -               -             -      5,000,000
   Offering costs                                                   -                -               -             -       (384,500)
   Beneficial conversion feature of preferred stock                 -                -               -             -              -
Preferred stock dividends                                           -          (125,638)             -             -              -
Common stock and common stock warrants issued in
   connection with DCI merger                                       -                -               -             -     11,398,195
Common stock issued in connection with NI merger                    -                -               -             -        984,400
Preferred stock and dividends converted to common
   stock                                                            -                -               -             -              -
Preferred stock beneficial conversion feature on
   dividends paid through the issuance of common
   stock                                                            -          (147,025)             -             -              -
Convertible notes payable converted to common
   stock                                                            -                -               -             -        894,879
Exercises of stock options and warrants                             -                -               -             -      5,350,632
10% note payable beneficial conversion feature                      -                -               -             -      1,967,522
Common stock warrant issued in connection with
   10% note payable                                                 -                -               -             -      3,383,800
Accretion of preferred stock to stated value                        -       (3,157,691)              -             -              -
Accretion of preferred stock for beneficial conversion
   feature in excess of stated value                                -       (1,158,563)              -             -              -
Stock and stock options issued for services and to
   customers                                                        -                -               -             -      3,169,073
Deferred compensation                                        (412,707)               -               -             -       (412,707)
Net loss                                                            -      (17,277,095)              -   (17,277,095)   (17,277,095)
                                                                                                        ------------
Comprehensive Income                                                -                -               -   (17,277,095)             -
                                                                                                        ============

                                                       --------------   --------------   -------------                -------------
Balances, December 31, 1999                                  (412,707)     (42,640,141)              -             -     16,093,538

 Series B-2 preferred stock issued
  in private placement                                              -                -               -             -     12,500,000
   Cash offering costs                                              -                -               -             -       (840,000)
   Value of warrants issued for common stock                        -                -               -             -              -
   Beneficial conversion feature of preferred stock                 -                -               -             -              -
   Deferred offering costs for warrant
    issued with Series B preferred stock                            -                -               -             -     (2,311,475)
Accretion of preferred stock to stated value                        -      (11,660,000)              -             -              -
Preferred stock dividends                                           -           (2,733)              -             -              -
Beneficial conversion feature on 10% preferred
   stock dividends converted to common stock                        -         (370,393)              -             -              -
Conversion of preferred stock and dividends to
   common stock                                                     -                -               -             -              -
Conversion of 10% note payable to common stock                      -                -               -             -      1,886,263
Common stock and common stock warrants issued in
   connection with Update acquisition                               -                -               -             -      9,995,417
Exercise of warrants and options                                    -                -               -             -      7,240,443
Stock and stock options issued for services                   711,787                -               -             -      1,478,232
Deferred compensation                                        (701,217)               -               -             -       (478,076)
Other comprehensive income                                          -                -           1,371         1,371          1,371
Net loss                                                            -      (36,578,505)              -   (36,578,505)   (36,578,505)
                                                                                                        ------------
Comprehensive income                                                -                -               -  $(36,577,134)             -
                                                       --------------   --------------   -------------  ============  -------------
Balances, December 31, 2000                            $     (402,137)  $  (91,251,772)  $       1,371                $   8,987,208
                                                       ==============   ==============   =============                =============

   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        WEBB INTERACTIVE SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          Year Ended
                                                                                                          December 31,
                                                                                                --------------------------------
                                                                                                     2000              1999
                                                                                                --------------    --------------
Cash flows from operating activities:
   Net loss                                                                                      $(36,578,505)     $(17,277,095)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                 9,506,483         3,211,532
      Impairment loss                                                                               8,168,904                 -
      Stock and stock options issued for services and to customers                                  1,478,232         2,756,366
      Loss on sale and disposal of property and equipment                                             344,341           249,468
      Notes payable issued for interest on 10% convertible note payable                               154,110                 -
      Bad debt expense                                                                                147,882                 -
      Write-off of investment in common stock                                                         448,172                 -
      Accrued interest income on notes receivable                                                      (2,617)                -
      Provision for excess and obsolete inventory                                                           -            55,126
      Accrued interest income on advances to DCI                                                            -           (46,379)
      Reduction in note receivable for services received from DCI                                           -           368,643
      Loss from investment in subsidiary                                                                    -           127,083
      Interest expense on 10% convertible note from beneficial conversion feature                           -         1,967,522
      Amortization of 10% convertible note payable discount                                           198,744           124,615
      Amortization of 10% convertible note payable financing costs                                     72,702            45,142
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                                     (510,391)           41,458
      (Increase) decrease in prepaid expenses                                                          97,560          (302,083)
      Increase in short-term deposits and other assets                                               (498,450)         (342,985)
      Increase (decrease) in accounts payable and accrued liabilities                               1,281,917          (490,049)
      Increase in accrued salaries and payroll taxes payable                                          173,506           690,832
      (Decrease) increase in accrued interest payable                                                 (63,014)          107,333
      (Decrease) increase in customer deposits and deferred revenue                                   (53,360)          109,590
                                                                                                 ------------      ------------
      Net cash used in operating activities                                                       (15,633,784)       (8,603,881)
                                                                                                 ------------      ------------
Cash flows from investing activities:
   Cash acquired in business combinations                                                                   -            32,484
   Proceeds from the sale of property and equipment                                                    10,279           133,137
   Net proceeds from sale of discontinued operation                                                    8,134                 -
   Purchase of property and equipment                                                              (2,138,370)       (1,692,532)
   Notes receivable from Company officers                                                            (195,827)                -
   Cash advances to DCI                                                                                     -          (593,649)
   Payment of acquisition costs                                                                             -           (27,468)
   Investment in equity method investee                                                                     -          (240,564)
                                                                                                 ------------      ------------
      Net cash used in investing activities                                                        (2,315,784)       (2,388,592)
                                                                                                 ------------      ------------
Cash flows from financing activities:

   Payments on capital leases and convertible notes payable                                          (259,931)         (124,443)
   Proceeds from issuance of series B preferred stock and warrants                                 12,500,000                 -
   Proceeds from issuance of 10% convertible note payable and warrant                                       -         5,000,000
   Proceeds from exercise of stock options and warrants                                             7,240,443         5,350,632
   Proceeds from issuance of series C preferred stock                                                       -         5,000,000
   10% convertible note payable financing costs                                                             -          (383,184)
   Series B preferred stock and warrant offering costs                                               (840,000)         (384,500)
                                                                                                 ------------      ------------
      Net cash provided by financing activities                                                    18,640,512        14,458,505
                                                                                                 ------------      ------------
Net increase in cash and cash equivalents                                                             690,944         3,466,0
Effect of foreign currency exchange rate charges on cash                                                1,371                 -
Cash and cash equivalents, beginning of year                                                        4,164,371           698,339
                                                                                                 ------------      ------------
Cash and cash equivalents, end of year                                                           $  4,856,686      $  4,164,371
                                                                                                 ============      ============

      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        WEBB INTERACTIVE SERVICES, INC.

                                                                                         Year Ended
                                                                                        December 31,
                                                                              ---------------------------------
                                                                                   2000               1999
                                                                              --------------     --------------
Supplemental disclosure of cash flow information:
      Cash paid for interest                                                  $   168,943        $     59,056

Supplemental schedule of non-cash investing and financing activities:
      Common stock and warrants issued in business combinations               $ 9,995,417        $ 12,382,595
      Accretion of preferred stock to stated value                             11,660,000           3,157,691
      Accretion of preferred stock for beneficial conversion
      feature in excess of stated value                                                 -           1,158,563
      Preferred stock dividends paid in common stock                              373,126             272,663
      Preferred stock and dividends converted to common stock                  11,770,742           8,206,679
      10% note payable converted to common stock                                1,886,263                   -
      Common stock received from sale of e-banking business                       448,172                   -
      Convertible notes payable converted to common stock                               -             894,879
      Capital leases for equipment                                                263,788             195,405

      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        WEBB INTERACTIVE SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     ORGANIZATION AND BUSINESS

        Webb Interactive Services, Inc. (with its subsidiaries collectively referred to as the "Company" or "Webb"), was incorporated on March 22, 1994, under the laws of Colorado, and principal operations began in 1995. We develop next generation Internet applications for unlocking the potential of local market e-commerce, including the development of XML-based technologies that facilitate buyer-seller interaction and enable individuals and local businesses to easily manage their Web-based communications. In addition, in July 2000, we formed a majority owned subsidiary, Jabber.com, Inc. ("Jabber.com"). Jabber.com is engaged in the early stages of several projects that are implementing the Jabber.org XML-based open-source instant messaging platform for portal services, enterprise messaging, financial services applications and enhanced mobile and telephony integration.

        During 2000 and 1999, we consummated our acquisitions of Update Systems, Inc. ("Update"), NetIgnite, Inc. ("NI") and Durand Communications, Inc. ("DCI"), respectively. Their shareholders exchanged all of their shares for shares of Webb common stock in business combinations that were recorded using the purchase method of accounting. The accompanying consolidated financial statements reflect the results of operations of these acquisitions from the date of consummation of the acquisitions. The consideration paid in excess of the fair market value of the tangible assets acquired was recorded as intangible assets and goodwill.

        On September 16, 2000, we sold our e-banking business to a privately held company for cash and stock. The accompanying consolidated financial statements reflect the sale of this segment as a discontinued operation.

        We derive revenues principally from licenses of our software; professional services fees for customization of our software, assisting our customers to configure and integrate our software applications; and hosting and support services. Prior to June 1999, we also earned revenues from the sale of design and consulting services for Website development, network engineering services, mark-ups on computer hardware, third-party software sold to customers, maintenance fees charged to customers to maintain computer hardware and Websites, training course fees, and monthly fees paid by customers for Internet access which we provided.

        We have not been profitable since inception. Our ability to become profitable depends on the ability to market our products and services and generate revenues sufficient to exceed our expenses. The success of our revenue model will depend upon many factors including the success of our distribution partners in marketing their products and services; and the extent to which consumers and businesses use our services and conduct e-commerce transactions and advertising utilizing our services. Because of the new and evolving nature of the Internet, we cannot predict whether our revenue model will prove to be viable, whether demand for our products and services will materialize at the prices we expect to charge, or whether current or future pricing levels will be sustainable. We are also highly dependent on certain key personnel.

        At December 31, 2000, we had $4,856,686 in cash and cash equivalents and $2,423,579 in working capital. We have expended significant funds to develop our current product offerings and we anticipate increased operating expenses and research and development expenditures in 2001, which are necessary for us to further develop and market our products as well as to achieve market acceptance of our products in sufficient quantities to achieve positive cash flow from operations. Our continued viability depends, in part, on our ability to obtain additional profitable customer contracts and to obtain additional capital through debt or equity financing sufficient to fund our expected operations. We believe that our cash and cash equivalents and working capital plus the proceeds from the preferred stock private placement that was completed during February 2001 (See Note 22), will be adequate to sustain our operations through May 2001. In addition to the remaining $2.5 million expected to be raised pursuant to the preferred stock financing, we are in active discussions with strategic and institutional investors for an additional $10 million of financing which we believe would be sufficient to fund our operations through at least the first quarter of 2002. However, we have no commitments for the $10 million financing and the conditions to the private investor's obligation to purchase the additional $2.5 million worth of our preferred stock may not be satisfied. Therefore, there can be no assurances that either of these financings will be completed, or if completed, that the terms of any such financings will be acceptable to us. If we are not successful in obtaining funding in appropriate amounts or at appropriate terms, we would consider significant reductions in our operating activities and the sale of all or a portion of our interest in our Jabber.com, Inc. subsidiary.

        As a result of our continuing operating losses and limited working capital to fund expected operating losses, substantial doubt exists about Webb's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should Webb be unable to continue as a going concern.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Webb and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The net loss attributable to the minority stockholders' interests which relates to our Jabber.com subsidiary, is allocated to Webb in the consolidated statements of operations until such time as the minority stockholders' are obligated to fund Jabber.com losses.

        Revenue Recognition

        Webb generates revenues from the license of its software products and from professional service arrangements. Software license revenue is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2") and related interpretations, and amendments as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants.

        The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in December 1999. As amended, SAB 101 provides further interpretive guidance for publicly traded companies on the recognition, presentation, and disclosure of revenue in the accompanying financial statements. In June 2000, the SEC issued SAB No. 101B, delaying the implementation of SAB 101 until the fourth quarter of 2000. The provisions of SAB 101 had no material impact on Webb's revenue recognition policies and presentation as reflected in the accompanying consolidated financial statements.

        We recognize revenue on software arrangements only when persuasive evidence of an agreement exists, customer acceptance, if any, has occurred, delivery has occurred, our fee is fixed or determinable, and collectibility is probable.

        Under certain circumstances, software license revenue is deferred until all criteria of SOP 97-2 are met. Certain arrangements contain provisions, which result in the recognition of revenue from software licenses ratably over the term of the contract. In instances where we charge monthly license fees, revenue is recognized on a month-by-month basis as the fees are determined and become collectable.

        Revenue from professional services billed on a time and materials basis is recognized as the services are performed and amounts due from customers are deemed collectible and are contractually non-refundable. Revenue from fixed price long-term contracts is recognized on the percentage of completion method for individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, we use the completed contract method of accounting whereby revenue is recognized when the work is completed. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

        Revenue from maintenance and support agreements is recognized on a straight-line basis over the term of the related support and maintenance agreement.

        We follow the provisions of EITF 00-3, "Application of AICPA SOP 97-2, `Software Revenue Recognition,' to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," for software arrangements that include provisions for hosting. Under the EITF consensus, if the customer has the contractual right to take possession of the software at anytime during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software, then the software portion of the arrangement is accounted for under SOP 97-2. If the customer does not have this right, then the fee for the entire arrangement is recognized on a straight-line basis over the life of the related arrangement.

     For software arrangements with multiple elements, we apply the residual method prescribed by SOP 98-9. Revenue applicable to undelivered elements, principally software maintenance, training, hosting and limited implementation services, is deferred based on vendor specific objective evidence ("VSOE") of the fair value of those elements. VSOE is established by the price of the element when it is sold separately (i.e., the renewal rate for software maintenance and normal prices charged for training, hosting and professional services). Revenue applicable to the delivered elements is deemed equal to the remainder/residual amount of the fixed arrangement price. Assuming none of the undelivered elements are essential to the functionality of any of the delivered elements, we recognize the residual revenue attributed to the delivered elements when all other criteria for revenue recognition for those elements have been met.

        We believe our current revenue recognition policies and practices are consistent with the provisions of SOP 97-2, as amended by SOP 98-4 and SOP 98-9, which were issued by the American Institute of Certified Public Accountants, as well as other related authoritative literature. Implementation guidelines for these standards, as well as potential new standards, could lead to unanticipated changes in our current revenue recognition policies. Such changes could affect the timing of our future revenue and results of operations.

        Business Combinations

        Business combinations that have been accounted for under the purchase method of accounting include the results of operations of the acquired businesses from the date of acquisition. We recorded the assets and liabilities of the companies we acquired at their estimated fair values on the date of acquisition (See Note 13).

        Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Webb's management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and Cash Equivalents

        For purposes of reporting cash flows, cash and cash equivalents include highly liquid investments with original maturities of 90 days or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. The recorded amounts for cash equivalents approximate fair value due to the short-term nature of these financial instruments. Included in short-term deposits and other assets are restricted cash certificates of deposits for collateral on our office lease and a software lease totalling $797,797 and $343,797 as of December 31, 2000 and 1999, respectively.

        Concentration of Credit Risk

        Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We have no significant off balance-sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. We maintain our cash in the form of demand deposits with financial institutions that we believe to be of high credit quality.

        We perform ongoing evaluations of our customers' financial condition and generally do not require collateral. Allowances for uncollectible accounts receivable are determined based upon information available and historical experience. Accounts receivable are shown net of allowance for doubtful accounts totalling $151,882 and $4,000 as of December 31, 2000 and 1999, respectively.

        As discussed in Note 17, three customers in both 2000 and 1999 account for more than 10% each of 2000 and 1999 revenues, and three and four customers account for more than 10% each of accounts receivable as of December 31, 2000 and 1999, respectively.

        Property and Equipment

        Property and equipment is stated at cost or estimated fair value upon acquisition and depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally ranging from three to seven years. Maintenance and repairs are expensed as incurred and improvements are capitalized.

        Long-Lived Assets, Intangible Assets and Goodwill

        In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS 121"), we evaluate the carrying value of our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell the assets.

        Intangible assets and goodwill are being amortized on a straight-line basis over their estimated economic lives of three years. Subsequent to acquisitions which result in intangible assets and goodwill, we continually evaluate whether later events and circumstances have occurred that indicate the remaining useful life of the intangible assets and goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that intangible assets and goodwill should be evaluated for possible impairment, we use an estimate of the undiscounted cash flows over the remaining life of the intangible assets and goodwill in measuring whether the intangible assets and goodwill are recoverable.

        We recorded amortization expense totalling $8,347,207 and $2,523,351 for the years ended December 31, 2000 and 1999, respectively. We also recorded an impairment loss on certain intangible assets and goodwill for the year ended December 31, 2000, totalling $8,168,904 (See Notes 13 and 14). As of December 31, 2000, approximately $290,000 of our intangible assets consisted of goodwill.

        We will continue to evaluate the carrying value of the remaining intangible assets for possible impairment. Such a review may indicate further impairment that would require us to record additional impairment losses in future periods and those losses could be substantial.

Cost of Revenues
- ----------------

     Cost of revenues include nominal direct cost of delivering software, direct labor costs for maintenance and support and professional services, and an allocation of overhead costs.

        Capitalized Software Development Costs, Purchased Software Technology and Research and Development Costs

        Software development costs are capitalized in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Capitalization of development costs of software products begins once the technological feasibility of the product is established. The establishment of technological feasibility is highly subjective and requires the exercise of judgment by Webb's management. Based on our product development process, technological feasibility is established upon completion of a detailed program design. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins.

        We have determined that the time between technological feasibility and general release is short, consequently, we have not capitalized software development costs but expensed those costs as incurred. Product development costs relating principally to the design and development of software products are generally expensed as incurred. The cost of developing routine software enhancements is expensed as incurred.

     Intangibles, net in the accompanying consolidated balance sheets include amounts allocated to software products acquired in business combinations. These costs are being amortized over three years. Remaining unamortized costs were $5,711,616 and $9,965,564 as of December 31, 2000 and 1999, respectively.

        Fair Value of Financial Instruments

        Financial instruments consist of cash and cash equivalents, trade and notes receivable, and accounts payable. As of December 31, 2000 and 1999, the carrying values of such instruments approximated their fair values. Based upon interest rates currently available for debt with comparable terms and characteristics, the fair value of the 10% note payable is estimated to be $1,953,612.

        Foreign Currencies

        The functional currency of our foreign subsidiary is the Euro. Assets and liabilities of this subsidiary are translated to U.S. dollars at year-end exchange rates, and income statement items are translated at the exchange rates present at the time such transactions arise. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in income.

        Transactions demonimated in currencies other than the Euro are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in foreign currency transaction gains and losses which are reflected in income as unrealized (based on period-end translation) or realized (upon settlement of the transaction). Unrealized transaction gains and losses applicable to permanent investments by Webb in its foreign subsidiary are included as cumulative translation adjustments, and unrealized translation gains and losses applicable to short-term intercompany receivables from or payables to Webb and its foreign subsidiary are included in income.

        Customer Acquisition Costs

        Costs to acquire customers are capitalized if the related customer contract contains guarantees of minimum revenue that support the amount paid. Such capitalized costs are amortized over the term the guaranteed revenue is recognized. When the contract does not provide for guaranteed revenue, acquisition costs are expensed when incurred.

        Income Taxes

        The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. Our deferred tax assets have been reduced by a valuation allowance to the extent it is more likely than not that some or all of the deferred tax assets will not be realized (See Note 18).

        Stock-Based Compensation

        Employee stock option plans and other employee stock-based compensation arrangements are accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and related interpretations. As such, compensation expense related to employee stock options is recorded if, on the measurement date, the fair value of the underlying stock exceeds the stock option exercise price. We adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma disclosures for employee stock grants made in 1996 and future years as if the fair-value-based method of accounting in SFAS 123 had been applied to these transactions.

        Equity instruments issued to non-employees are accounted for in accordance with SFAS 123 and related interpretations. Certain grants of warrants require the use of variable plan accounting whereby the warrants are valued using the Black-Scholes option pricing model at the date of issuance and at each subsequent reporting date with final valuation on the vesting date. Such instruments can result in substantial volatility in our results of operations until they are vested. We record deferred compensation expense based on the calculated values as of December 31, 2000 and 1999, and record expense over the vesting term of the warrant.

        In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). The Interpretation clarifies the application of APB No. 25 for certain issues related to equity based instruments issued to employees. We adopted the provisions of FIN No. 44 in July 2000. There was no significant impact on our financial position or results of operations as a result of the application of FIN No. 44.

        Net Loss Per Common Share

        Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic net loss per share is computed by dividing net loss applicable to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of our net losses, all potentially dilutive securities, as indicated in the table below, would be anti-dilutive and are excluded from the computation of diluted loss per share, and there are no differences between basic and diluted per share amounts for all years presented.

                                                        December 31,
                                              --------------------------------
                                                   2000               1999
                                              --------------     -------------
Stock options                                     4,128,070         2,770,055
10% convertible note payable                        263,566           496,524
Warrants and underwriter options                    729,318           973,149
Series B-2 preferred stock                           95,844                 -
10% preferred stock                                       -           102,030
                                              -------------      ------------
Total                                             5,216,798         4,341,758
                                              =============      ============

        The number of shares excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method were 2,222,989 and 1,489,286 for the years ended December 31, 2000 and 1999, respectively.

        Comprehensive Income (Loss)

        Comprehensive income (loss) includes net earnings (loss) and other non-owner changes to stockholders' equity not reflected in net income (loss) applicable to common stockholders. The components of accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets, consists of cumulative translation adjustment from assets and liabilities of our foreign subsidiary.

        Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

        Effective January 1, 1999, we adopted the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use" ("SOP 98-1"). This statement establishes standards for the capitalization of costs related to internal use software. In general, costs incurred during the development stage are capitalized, while the costs incurred during the preliminary project and post-implementation stages are expensed. During the year ended December 31, 2000, we capitalized $113,657 of costs associated with the implementation of our accounting system.

        Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An amendment of FASB Statement No. 133" (SFAS 137). SFAS 137 delayed the effective date of SFAS 133 to financial quarters and financial years beginning after June 15, 2000. We historically have not entered into arrangements that would fall under the scope of SFAS 133.

        Reclassifications

        Certain reclassifications to prior year financial statements have been made to conform to the current year's presentation.

(3)     NOTES RECEIVABLE FROM COMPANY OFFICERS

        During 2000, the Company loaned a total of $195,827 to two officers of the Company pursuant to demand notes with full recourse bearing interest at 8% per annum. Interest is payable monthly commencing July 1, 2000.

(4)     PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

                                                         December 31,
                                                -------------------------------
                                                    2000              1999
                                                -------------     -------------
Computer equipment                               $ 1,518,443        $ 1,663,927
Office furniture and equipment                       480,514            222,494
Purchased software                                 1,298,139            807,283
Leasehold improvements                               496,453             66,657
                                                ------------      -------------
                                                   3,793,549          2,760,361
Less accumulated depreciation                       (963,417)        (1,091,762)
                                                ------------      -------------
Net property and equipment                       $ 2,830,132        $ 1,668,599
                                                ============      =============

        Certain office equipment, computer equipment and software is pledged as collateral for capital leases payable (See Note 5).

        Computer equipment, office equipment, and software is depreciated over three to five years, office furnishings over seven years, and leasehold improvements over the shorter of its economic life or the life of the lease. Depreciation expense totalled $1,159,522 and $553,411 for the years ended December 31, 2000 and 1999, respectively.

(5)     CAPITAL LEASES PAYABLE

        Capital leases payable consist of the following:

                                                                             December 31,
                                                                ---------------------------------
                                                                     2000               1999
                                                                --------------     --------------
 Capital lease payable in quarterly principal and interest
     payments of $33,778, for eight quarters beginning
     January 1, 2000, effective interest rate of 15.06%,
     secured by cash certificate of deposit                        $ 119,721           $     -


 Capital lease payable in quarterly principal and interest
     payments of $22,994, for eight quarters beginning
     January 1, 2000, effective interest rate of 16.47%,
     secured by cash certificate of deposit                           83,682           160,405


Capital lease payable in monthly principal and interest
     payments of $2,828, for thirty-six months beginning
     November 1, 1998, effective interest rate of 16%,
     secured by software                                              24,473            58,261

Capital lease payable in monthly principal and interest
     payments of $624, for twenty-four months beginning May
     1, 1998, effective interest rate of 12.3%, secured by
     computer equipment                                                    -             2,957

Capital lease payable in monthly principal and interest
     payments of $195, for thirty-six months beginning March
     10, 1998, effective interest rate of 22%, secured by
     office equipment                                                      -             2,395
                                                                ------------       -----------
                                                                     227,876           224,018
Less  current portion                                               (227,876)         (108,525)
                                                                ------------       -----------
                                                                    $      -         $ 115,493
                                                                ============       ===========

        Future minimum lease payments under capital leases as of December 31, 2000 are as follows:

2001                                                         $ 260,364
Less amount representing interest                              (32,488)
                                                         -------------
                                                             $ 227,876
                                                         =============

        The net book value of assets under capital lease totalled $374,114 and $239,296 for the years ended December 31, 2000 and 1999, respectively.

(6)     CONVERTIBLE NOTES PAYABLE

        Subsequent to the agreement to acquire DCI (See Note 13), we issued convertible notes payable to DCI creditors totalling $942,885. The notes were convertible at the election of the holder into a number of our common shares at conversion prices equal to $9.61 and the greater of $9.75 or the closing bid price on the conversion date. During 1999, holders of the convertible notes payable converted $894,879 of principal and accrued interest payable into 82,402 shares of our common stock at conversion prices per share ranging from approximately $9.61 to $14.75 as summarized in the following table:

                                                                                Common
                                       Note Payable                             Stock
                                        And Accrued       Common Stock        Conversion
                                         Interest            Shares            Price per
         Conversion Date                 Converted           Issued              Share
- ----------------------------------     --------------     -------------      -------------
July 15, 1999                               $236,509            16,034             $14.75
September 27, 1999                           144,150            15,000               9.61
September 28, 1999                            49,011             5,100               9.61
September 29, 1999                           112,437            11,700               9.61
September 30, 1999                            50,938             5,000              10.19
October 1, 1999                              106,250            10,000              10.63
October 4, 1999                               78,501             7,753              10.13
October 5, 1999                               15,684             1,600      9.61 to 10.13
October 7, 1999                               72,308             7,231              10.00
October 15, 1999                              29,091             2,984               9.75
                                       --------------     -------------
Total                                       $894,879            82,402
                                       ==============     =============

(7)     10% CONVERTIBLE NOTE PAYABLE

        On August 25, 1999, we entered into a Securities Purchase Agreement and executed a $5,000,000 three-year 10% Convertible Promissory Note (the "10% note payable"). We received net proceeds totalling $4,616,816 after deducting $383,184 in financing costs. The financing costs were recorded as a deferred asset and are being amortized as additional interest expense over the term of the 10% note payable.

        In order to facilitate the sale of our series B preferred stock, the terms of the 10% note payable agreement were amended on December 18, 1999. We issued the note holder a five-year warrant to purchase 136,519 shares of our common stock at an initial exercise price of $18.506 per share in consideration for the note holder's agreement to exchange the note for an amended note with terms more favorable to us. We recorded the fair value of this warrant totalling $2,311,475 as series B preferred stock offering costs (See Note 8).

        The material amendments to the 10% note payable and the warrant were as follows: (i) to set the conversion price for the 10% note payable at $10.07 per share until March 22, 2000; (ii) to eliminate the variable conversion price feature of the 10% note payable (iii) to enable us to require the conversion of one-half of the principal amount of the 10% note payable upon certain events;
(iv) to eliminate certain of our rights to pre-pay the 10% note payable; (v) in the event that we force the conversion of one-half of the principal amount of the 10% note payable, to permit the holder to elect to have the interest thereafter due and payable on the 10% note payable paid in shares of our common stock or additional Notes Payable ("PIK notes") with terms similar to the 10% note payable; and (vi) to provide for the amendment in the exercise price of the warrant on September 30, 2000, if the market price of our common stock was then less than $11.44.

        The 10% note payable was initially convertible into shares of our common stock at a conversion price of $10.07 per share. The conversion price is subject to anti-dilution protection in the event we issue common stock at prices less than the conversion price for the 10% note payable or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. As a result of the private placement of preferred stock we completed in February 2001, the conversion price was reset to $2.50 per share. As a result, we will record non-cash interest expense totalling $2,394,234 in the first quarter of 2001 (See Note 22). If the conversion price is further reduced, we may be required to record additional charges against income and such charges may be significant.

        On February 18, 2000, the holder converted $2,500,000 of the $5,000,000 outstanding 10% note payable into 248,262 shares of our common stock at a conversion price of $10.07 per share.

        We may prepay the 10% note payable at any time after August 25, 2000, if the closing bid price for our common stock for 20 consecutive trading days is at least 200% of the conversion price then in effect. The redemption price would equal 115% of the face amount of the 10% note payable, plus accrued and unpaid interest.

        The 10% note payable bears interest at the rate of 10% per annum. During the years ended December 31, 2000 and 1999, we recorded interest expense totalling $488,570 and $2,311,252, respectively, as summarized in the following table:

                                                             Year Ended December 31,
                                                         --------------------------------

                                                             2000               1999
                                                         --------------     -------------
Interest paid with principal-in-kind notes                    $154,110       $   -
Amortization of discount                                       198,744           124,615
Amortization of financing costs                                 72,702            45,142
Beneficial conversion feature                                  -               1,967,522
                                                         --------------     -------------

     Total non cash interest expense                           425,556         2,137,279

Interest expense payable in cash                                63,014           173,973
                                                         --------------     -------------

     Total 10% note payable interest expense                  $488,570       $ 2,311,252
                                                         ==============     =============

        Due to the conversion feature associated with the 10% note payable, we accounted for a beneficial conversion feature as additional interest expense. Based on accounting principles generally accepted in the United States, the computed value of the beneficial conversion feature totalling $1,967,522 was initially recorded as a reduction of the 10% note payable and an increase to additional paid-in capital on the date of issuance, even though the 10% note payable was not then convertible and was subject to redemption prior to the date that it first became convertible. The beneficial conversion feature reduction to the 10% note payable was amortized as additional interest expense from the date of issuance to the earliest date of conversion, which was during the fourth quarter of 1999.

        The holder of the 10% note payable was initially granted a five-year warrant for 136,519 shares exercisable at $11.44 per share (the "10% note payable warrant"). In connection with the amendment in December 1999, the holder was granted an additional warrant for 136,519 shares exercisable initially at $18.51 per share (the "series B preferred stock warrant") as follows:

        10% Note Payable Warrant-

        We valued the warrant utilizing the Black-Scholes option pricing model using the following assumptions:

Recorded value                                              $1,072,325
Exercise price                                                  $11.44
Fair market value of common stock on grant date                 $10.13
Option life                                                    5 years
Volatility rate                                                   104%
Risk free rate of return                                            6%
Dividend rate                                                       0%

        The fair value of the 10% note payable warrant was recorded as a discount to the 10% note payable and is being amortized as additional interest expense over the term of the 10% note payable. We recorded additional interest expense related to this warrant totalling $198,744 and $124,615 for the years ended December 31, 2000 and 1999, respectively. Upon conversion of half of the outstanding 10% note payable balance, the remaining unamortized discount was correspondingly reduced.

        On February 18, 2000, the holder exercised the note payable warrant to purchase 136,519 shares of our common stock for which we received net proceeds totalling $1,468,070.

        Series B Preferred Stock Warrant-

        In accordance with the original terms of the Series B preferred stock warrant, the exercise price was reset on September 29, 2000, to $10.264 per share, the average closing bid price of our common stock for the 20 trading days ended on September 29, 2000. As a result of the reset of the exercise price, we recorded additional expense totalling $110,302 for the year ended December 31, 2000.

        We valued the warrant utilizing the Black-Scholes option pricing model using the following assumptions:

                                                            Valuation Date
                                              -------------------------------------------
                                              September 29, 2000      December 18, 1999
                                              -------------------     -------------------
Exercise price                                         $10.26425                  $18.51
Fair market value of common stock on
    valuation date                                        $8.625                  $21.06
Option life                                              5 years                 5 years
Volatility rate                                             104%                    104%
Risk free rate of return                                      6%                      6%
Dividend rate                                                 0%                      0%


       The original value of the warrant was recorded as a deferred private placement cost related to the sale of our series B preferred stock (See Note 8).

        The number of common shares issuable upon exercise and the exercise price are subject to anti-dilution protection in the event we issue common stock at prices less than the current exercise price for the warrant or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. As a result of the private placement we completed in February 2001, the exercise price was reset to $9.33431 per share and the number of common shares issuable upon exercise of the warrant was reset to 150,116. Based on the anti-dilution provision of the warrant, we will record non-cash expense totalling $31,932 in the first quarter of 2001 (See Note 22). If the conversion price is further reduced, we may be required to record additional charges against income and such charges may be significant.

(8)      PREFERRED STOCK

                  Preferred stock consists of the following-

                            Series B-2 Preferred Stock            Series B Preferred Stock           10% Preferred Stock
                           -----------------------------       -----------------------------       ---------------------
                                 Shares      Amount                 Shares        Amount             Shares       Amount
                           -----------------------------       -----------------------------       ----------------------
Balances, December
   31, 1998                     -        $         -                  -       $          -           245,000    $ 2,691,172
Stock issued in
   private placement            -                  -                  -                  -                 -              -
Offering costs                  -                  -                  -                  -                 -              -
Beneficial conversion
   feature of
   preferred stock              -                  -                  -                  -                 -              -
Preferred stock
   dividends                    -                  -                  -                  -                 -         94,216
Preferred stock and
   dividends
   converted to
   common stock                 -                  -                  -                  -          (160,000)    (1,765,093)
Accretion of
   preferred stock to
   stated value                 -                  -                  -                  -                 -              -
Accretion of
   preferred stock
   for beneficial
   conversion feature
   in excess of
   stated value                 -                  -                  -                  -                 -              -
                         ---------        ----------        ------------       -----------         ----------     -----------
Balances, December
   31, 1999                     -                  -                  -                  -            85,000      1,020,295
Stock issued in
   private placement            -                  -             12,500         12,500,000                 -              -
Cash offering costs             -                  -                  -           (840,000)                -              -
Value of warrants issued
   for common stock             -                  -                  -         (6,913,568)                -              -
Beneficial conversion
   feature of
   preferred stock              -                  -                  -         (2,434,957)                -              -
Deferred offering
   costs for warrant
   issued with Series B
   preferred stock              -                  -                  -         (2,311,475)                -              -
Preferred stock
   dividends                    -                  -                  -                  -                 -          2,733
Exchange of series B
   preferred stock
   for series B-2
   preferred stock         12,500         11,660,000            (12,500)       (11,660,000)                -              -
Preferred stock and
   dividends
   converted to
   common stock           (11,522)       (10,747,714)                 -                  -           (85,000)    (1,023,028)
Accretion of
   preferred stock to
   stated value                 -                  -                  -         11,660,000                 -              -
                        ---------        -----------       ------------       ------------        ----------     ----------
Balances, December
   31, 2000                   978        $   912,286                  -       $          -                 -    $         -
                        =========        ===========       ============       ============        ==========    ===========


                             Series C Preferred Stock            Series A Preferred Stock            Total Preferred Stock
                        -----------------------------           ----------------------------        --------------------------
                             Shares       Amount                  Shares        Amount                Shares        Amount
                        -----------------------------           ----------------------------        --------------------------
Balances, December
   31, 1998                     -         $        -              1,400        $ 1,410,164           246,400    $ 4,101,336
Stock issued in
   private placement        5,000          5,000,000                  -                  -             5,000      5,000,000
Offering costs                  -           (384,500)                 -                  -                 -       (384,500)
Beneficial conversion
   feature of
   preferred stock              -         (3,931,754)                 -                  -                 -     (3,931,754)
Preferred stock
   dividends                    -             29,121                  -              2,301                 -        125,638
Preferred stock and
   dividends
   converted to
   common stock            (5,000)        (5,029,121)            (1,400)        (1,412,465)         (166,400)    (8,206,679)
Accretion of
   preferred stock to
   stated value                 -          3,157,691                  -                  -                 -      3,157,691
Accretion of
   preferred stock
   for beneficial
   conversion feature
   in excess of
   stated value                 -          1,158,563                  -                  -                 -      1,158,563
                        ---------        -----------       ------------       ------------        ----------     -----------
Balances, December
   31, 1999                     -                  -                  -                  -            85,000      1,020,295
Stock issued in
   private placement            -                  -                  -                  -            12,500     12,500,000
Cash offering costs             -                  -                  -                  -                 -       (840,000)
Value of warrants
   issued for
   common stock                 -                  -                  -                  -                 -     (6,913,568)
Beneficial conversion
   feature of
   preferred stock              -                  -                  -                  -                 -     (2,434,957)
Deferred offering costs
   costs for warrant
   issued with Series B
   preferred stock              -                  -                  -                  -                 -     (2,311,475)
Preferred stock
   dividends                    -                  -                  -                  -                 -          2,733
Exchange of series B
   preferred stock
   for series B-2
   preferred stock              -                  -                  -                  -                 -              -
Preferred stock and
   dividends
   converted to
   common stock                 -                  -                  -                  -           (96,522)   (11,770,742)
Accretion of
   preferred stock to
   stated value                 -                  -                  -                  -                 -     11,660,000
                       ----------       ------------      -------------      -------------       -----------   ------------
Balances, December
   31, 2000                     -       $          -                  -      $           -               978   $    912,286
                       ==========       ============      =============      =============       ===========   ============

        During 2000 and 1999, we entered into several private placements in which we sold shares of our convertible preferred stock, including common stock purchase warrants, to a limited number of investors. We recorded the value of the warrants upon each issuance, using the Black-Scholes option pricing model, as a reduction of the preferred stock offering.

        In general, the terms of the preferred stock grant the holders the right to convert the preferred stock into shares of our common stock at specified conversion prices. In each issuance of preferred stock, the conversion price has included a beneficial conversion feature because the value of the common stock resulting from a theoretical conversion of the preferred stock on the issuance date is greater than the allocated value of the preferred stock, which is referred to as a "beneficial conversion feature" in the accompanying consolidated financial statements.

        Accounting principles generally accepted in the United States require us to record the beneficial conversion feature, the value of warrants and, in most instances, the cash offering costs as additional preferred stock dividends. This non-cash charge to net loss applicable to common stockholders is labeled "Accretion of preferred stock to stated value" in the accompanying financial statements. In some instances, the beneficial conversion is greater than the total proceeds we received from the sale of the preferred stock. In those instances, the amount in excess of the value of the preferred stock has been recorded as additional preferred stock dividends as well. This non-cash expense is labeled "Accretion of preferred stock for beneficial conversion feature in excess of stated value" in the accompanying financial statements.

        The table presented below summarizes our preferred stock transactions during 2000 and 1999, with details of each transaction summarized under the preferred stock captions which follow.

                       Preferred                              Conversion     Beneficial       Total
                         Stock      Shares        Gross        Price Per     Conversion     Accretion
 Date of Issuance       Series      Issued       Proceeds       Share          Feature       Expense
- -------------------    ---------   ---------    -----------   -----------    ----------    ----------
February 18, 2000      Series B      12,500     $12,500,000      $ 20.00     $2,434,957    $11,660,000
September 27, 2000     Series B-2    12,500           None      10.20408         -             -
January 11, 1999       Series C       3,000      3,000,000    8.59 to         3,914,063      4,158,563
                                                                   11.13
June 18, 1999          Series C       2,000      2,000,000    8.59 to            17,691        157,691
                                                                   11.13

        As of December 31, 2000, 978 shares of our series B-2 preferred stock remained outstanding.

        Series B Preferred Stock-

        On February 18, 2000, we completed a private placement that resulted in gross proceeds of $12,500,000. The placement was made pursuant to a securities purchase agreement entered into on December 31, 1999. We sold 12,500 shares of our series B convertible preferred stock (the "series B preferred stock"), including warrants to purchase 343,750 shares of our common stock. We received net proceeds totalling approximately $11,660,000 after deducting approximately $840,000 in offering costs.

        The series B preferred stock was convertible into shares of our common stock, initially at $20.00. The conversion rate for the series B preferred stock was subject to a potential reset on November 12, 2000, based on the then market value for our common stock.

        In order to facilitate the sale of our series B preferred stock, the terms of the 10% note payable agreement, issued on August 25, 1999, were amended on December 18, 1999 (See Note 7). We issued the note holder a five-year warrant to purchase 136,519 shares of our common stock at an initial exercise price of $18.506 per share in consideration for the note holder's agreement to exchange the note for an amended note with terms more favorable for us. We recorded $2,311,475 in series B preferred stock offering costs as a result of the issuance of this warrant. In accordance with the original terms of the warrant, the exercise price was reset on September 29, 2000 to $10.264 per share, the average closing bid price of our common stock for the 20 trading days ended on September 29, 2000 (See Note 7). The number of common shares issuable upon exercise and the exercise price are subject to anti-dilution protection in the event we issue common stock at prices less than the current exercise price for the warrant or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. As a result of the private placement we completed in February 2001, the exercise price was reset to $9.33431 per share and the number of common shares issuable upon exercise of the warrant was reset to 150,116. Based on the anti-dilution provision of the warrant, we will record non-cash expense totalling $2,264 in the first quarter of 2001 (See Note 22). If the conversion price is further reduced, we may be required to record additional charges against income and such charges may be significant.

        We also issued five-year warrants to purchase 343,750 shares of our common stock with the series B preferred stock, valued at $6,913,568, determined based on the relative fair value of the warrants using the Black-Scholes option pricing model, and the net proceeds we received. The warrants entitle the holder to purchase one share of our common stock for a purchase price initially set at $20.20, which was equal to 101% of the initial conversion price of the preferred stock, at any time during the five-year period commencing on February 18, 2000. The exercise price for the warrants is subject to being reset based upon future market prices for our common stock every 90 days commencing May 17, 2000, until January 20, 2003. If the current exercise price is higher than the current market price (the lower of the average closing bid prices for the 10-day period ending on such date or the closing bid price on such date), the exercise price will be reset to the market price. As detailed below, the exercise price has been reset at each such date and, as a result, we recorded additional compensation expense totalling $379,436 for the year ended December 31, 2000.

        The warrants were valued and the expense charges determined utilizing the Black-Scholes option pricing model using the following assumptions:


                                                     2000 Valuation Date
                            ---------------------------------------------------------------------
                             February 18          May 17            August 18        November 14
                            -------------      -------------      -------------     --------------
Exercise price                    $20.20             $13.00             $8.875             $3.875
Fair market value of
    common stock on
    grant or
    redetermination date          $66.88             $13.00             $8.875             $3.875
Option life                      5 years            5 years            5 years            5 years
Volatility rate                     120%               120%               120%               120%
Risk free rate of return            6.7%               6.7%               6.7%               6.7%
Dividend rate                         0%                 0%                 0%                 0%

        The exercise price is subject to anti-dilution protection in the event we issue common stock at prices less than the current exercise price for the warrants or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. As a result of the private placement we completed in February 2001, the exercise price was reset to $3.75374 per share. Based on the anti-dilution provision of the warrant, we will record non-cash expense totaling $2,264 in the first quarter of 2001 (See Note
22). If the conversion price is further reduced, we may be required to record additional charges against income and such charges may be significant.

        Due to the conversion feature associated with the series B preferred stock, we accounted for a beneficial conversion feature as an additional preferred stock dividend. The computed value of the beneficial conversion feature of $2,434,957 was limited to the relative fair value of the series B preferred stock, and was initially recorded as a reduction of the series B preferred stock and an increase to additional paid-in capital. The beneficial conversion feature reduction to the series B preferred stock was accreted on the date of issuance, as additional preferred stock dividends, by recording a charge to income applicable to common stockholders from the date of issuance to the earliest date of conversion.

        The difference between the stated value of $1,000 per share totalling $11,660,000 and the recorded value on February 18, 2000, was accreted as a charge to income applicable to common stockholders on the date of issuance (the date on which the series B preferred stock was first convertible) and was comprised of the following:

Beneficial conversion feature                               $2,434,957
Relative fair value of common stock warrants                 6,913,568

Value of common stock warrant issued to holder of 10%
     note payable                                            2,311,475
                                                           -----------
Total accretion recorded                                   $11,660,000
                                                           ===========

        Series B-2 Preferred Stock-

        On September 27, 2000, we executed exchange agreements with the holders of our series B preferred stock whereby we redeemed all of the outstanding series B convertible preferred stock in exchange for 12,500 shares of our series B-2 convertible preferred stock (the "series B-2 preferred stock") that has a stated value of $1,000 per share.

        The series B-2 preferred stock was convertible into shares of our common stock at $10.20408 per share (1,225,000 shares in the aggregate) by the holders at any time, so long as the conversion would not result in the holder being a beneficial owner of more than 4.99% of our common stock. On December 31, 2000, the series B preferred stock was subject to an automatic conversion feature, subject to the 4.99% limitation, pursuant to which 10,522 shares were converted into 1,031,136 shares of our common stock. The remaining 978 outstanding shares will be automatically converted into shares of our common stock at the end of each subsequent 30-day period, subject to the 4.99% limitation.

        The conversion price is subject to anti-dilution protection in the event we issue common stock at prices less than the conversion price for the series B-2 preferred stock or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. As a result of the private placement we completed in February 2001, the conversion price was reset to $2.50 per share. Based on the anti-dilution provision of the warrant, we will record non-cash expense totalling $886,068 in the first quarter of 2001 (See
Note 22). If the conversion price is further reduced, we may be required to record additional charges against income and such charges may be significant.

        During 2000, investors converted 11,522 shares of the series B-2 preferred stock into 1,129,136 shares of our common stock at a conversion price of $10.20408 as summarized in the following table:

                                                                  Number of Shares
                                                         --------------------------------
                                                           Series B-2
                                                           Preferred        Common Stock
                  Conversion Date                            Stock
- ----------------------------------------------------     --------------     -------------
December 12, 2000                                                1,000            98,000
December 31, 2000                                               10,522         1,031,136
                                                         --------------     -------------
Total                                                           11,522         1,129,136
                                                         ==============     =============

        The series B-2 preferred stock has preference if we were to liquidate, dissolve or wind-up our business, whether voluntary or otherwise. In these events, after we paid our debts and other liabilities, the holders of the series B-2 preferred stock would be entitled to receive $1,000 per share from our remaining net assets, before any distribution to the holders of our common stock. The series B-2 preferred stock is also redeemable in certain circumstances, including a change in control of Webb. Without some failure on our part, the holders of the series B-2 preferred stock can not unilaterally require redemption.

        Series C Preferred Stock-

        On January 11, 1999, we completed a private placement of preferred stock that resulted in gross proceeds of $3,000,000. We sold 3,000 shares of our 4% series C cumulative, convertible, redeemable preferred stock (the "series C preferred stock"). We received net proceeds totalling $2,755,500 after deducting $244,500 in offering costs.

        In addition, we also issued a warrant that entitled the holder to purchase, at a price of $1,000 per share, up to 2,000 shares of our series C preferred stock. This warrant also granted us the right to require the holder to exercise such warrant. On June 18, 1999, we exercised this right and sold 2,000 shares of the series C preferred stock for net proceeds of $1,860,000 after deducting $140,000 in offering costs.

        The series C preferred stock specified a 4% per annum cumulative, non-compounding dividend based on the stated value of $1,000 per share. Each share of series C preferred stock was convertible, at the option of the holder thereof, at any time after February 1, 1999, into the number of shares of our common stock equal to $1,000 divided by the lesser of (i) 140% of the closing bid price of our common stock on the date of the issuance of the series C preferred stock being converted (initially $20.48), or if less and if the conversion is occurring at least 120 days after the issuance of the series C preferred stock being converted, 100% of the closing bid price of our common stock on the trading day closest to the date that is 120 days after the series C preferred stock that is being converted was issued or (ii) the average of the five lowest closing bid prices of our common stock during the 44 consecutive trading days immediately preceding the conversion of the series C preferred stock conversion date.

        Due to the conversion feature associated with the series C preferred stock, we accounted for the beneficial conversion feature as an additional preferred stock dividend. The computed value of the beneficial conversion feature of $3,931,754 was initially recorded as a reduction of the series C preferred stock and an increase to additional paid-in capital. The beneficial conversion feature reduction to the series C preferred stock was accreted, as additional preferred stock dividends, by recording a charge to income applicable to common stockholders from the date of issuance to the earliest date of conversion. We also recorded annual dividends of $40 per share as a reduction of income applicable to common stockholders totaling $29,121 for the year ended December 31, 1999.

        The difference between the stated redemption value of $1,000 per share and the recorded value on January 11, 1999, and June 18, 1999 (the dates upon which the series C preferred stock were issued) totalling $4,316,254 (which includes $1,158,563 of accretion of preferred stock for the beneficial conversion feature in excess of the stated value) was accreted as a charge to income applicable to common stockholders on the date that the series C preferred stock was first convertible, which occurred in the first and second quarters of 1999, respectively, and was comprised of the following:

                                                                Closings
                                                 ----------------------------------------
                                                  June 18, 1999         January 11, 1999
                                                 -----------------     ------------------
Beneficial conversion feature                           $  17,691            $ 3,914,063
Series C preferred stock offering costs                   140,000                244,500
                                                 -----------------     ------------------
Total accretion recorded                                $ 157,691            $ 4,158,563
                                                 =================      =================

        During 1999, the investor converted all of the 5,000 shares of the series C preferred stock, including accrued dividends payable of $29,121 into 480,508 shares of our common stock at conversion prices per share ranging from approximately $8.59 to $11.13 as summarized in the following table:


                                             Number of Shares                  Common
                                     ---------------------------------          Stock
                                        Series C                              Conversion
                                        Preferred           Common            Price per
         Conversion Date                  Stock              Stock              Share
- ---------------------------------    --------------     --------------      -------------
February 10, 1999                             1,500            140,157            $10.74
February 11, 1999                               500             46,724             10.74
February 26, 1999                               500             45,683             11.00
July 6, 1999                                  1,000             90,843             11.13
July 20, 1999                                   700             63,141             11.13
August 25, 1999                                 150             17,597              8.59
September 7, 1999                               650             76,363              8.59
                                     --------------     --------------
Total                                         5,000            480,508
                                     ==============     ==============

        10% Preferred Stock-

        In December 1997 and March 1998, we sold a total of 267,500 shares of our 10% cumulative, convertible, redeemable preferred stock (the "10% preferred stock") in a private placement. Each share of 10% preferred stock was convertible at any time after September 30, 1998, at the election of the holder thereof, into the number of shares of our common stock equal to $10 divided by the lesser of (i) $10 or (ii) 80% of the average per share closing bid price of our common stock for the five trading days immediately preceding the 10% preferred stock conversion date.

        During 2000, holders of our 10% preferred stock converted 85,000 shares, including accrued dividends payable of $173,028, into 102,302 shares of our common stock with conversion prices per share of $10.00. During 1999, holders of our 10% preferred stock converted 160,000 shares, including accrued dividends payable of $165,093, into 177,106 shares of our common stock with conversion prices ranging from approximately $9.46 to $10.00.

                                           Number of Shares                    Common
                                   ---------------------------------            Stock
                                              10%                            Conversion
                                           Preferred            Common        Price per
          Conversion Date                    Stock               Stock          Share
- ----------------------------------      --------------       -------------  -------------
January 5, 1999                              10,000             11,590            $ 9.46
January 7, 1999                              10,000             11,039              9.98
January 14, 1999                              5,000              5,422             10.00
January 15, 1999                             60,000             66,248             10.00
January 19, 1999                             10,000             10,858             10.00
January 20, 1999                             25,000             27,636             10.00
January 28, 1999                             10,000             11,077             10.00
February 2, 1999                             20,000             22,083             10.00
February 25, 1999                            10,000             11,153             10.00
January 11, 2000                             80,000             96,240             10.00
February 14, 2000                             5,000              6,062             10.00
                                      -------------      -------------
Total                                       245,000            279,408
                                      =============      =============

(9)     STOCK OPTION PLANS

        We have stock option plans for directors, officers, employees and other third parties, which provide for nonqualified and incentive stock options. In addition to the 1995 Stock Option Plan, which provides for the issuance of options for up to 4,500,000 shares of common stock, during 2000, we adopted a second plan, the 2000 Stock Option Plan, which provides for the issuance of options for up to 1,000,000 shares of common stock (collectively the "plans"). The options vest over various terms with a maximum vesting period of 42 months and expire after a maximum of ten years from the date of grant. At December 31, 2000, there were options for 4,128,070 shares of common stock outstanding and options for 1,027,839 shares of common stock were vested, with 155,435 options available for future grants under the plans.

        A summary of the status of the plans as of December 31, 2000 and 1999 and changes during the years then ended is presented in the tables and narrative below:

                                2000                                   1999
                  --------------------------------       --------------------------------
                                      Weighted                               Weighted
                                       Average                               Average
                                      Exercise                               Exercise
                       Shares           Price               Shares            Price
                  ---------------   -------------      ----------------   --------------
Outstanding at
    beginning of
    year               2,770,055        $10.31            1,758,665           $5.93
Granted                2,259,332         15.48            2,101,897           12.03
Exercised               (251,842)         7.13             (452,773)           2.71
Forfeited and
    canceled            (649,475)        14.68             (637,734)           9.24
                  ---------------                      ----------------

Outstanding at
    end of year        4,128,070        $12.65            2,770,055           $10.32
                  ==============    ==========         ============       ==========
Exercisable at
    end of year        1,027,839        $10.47              468,861           $ 7.62
                  ==============    ==========         ============       ==========
Weighted average
    fair value of
    options
    granted
    during year   $        11.38                       $       8.83
                  ==============                       ============

        The status of total stock options outstanding and exercisable under the plans as of December 31, 2000 is as follows:

                      Stock Options Outstanding                Stock Options Exercisable
                 ------------------------------------   ---------------------------------------
                                             Weighted
                                             Average                                Weighted
                                Weighted    Remaining                  Weighted     Average
    Range of                    Average    Contractual                 Average     Remaining
    Exercise      Number of     Exercise       Life      Number of     Exercise   Contractual
     Prices         Shares       Price       (Years)      Shares        Price     Life (Years)
- ---------------- ------------ ------------ ----------- ------------  ----------- -------------
$ 1.63 -   4.08      616,739     2.10         6.9            61,500    2.96           5.4
  4.09 -  10.23    1,552,426     8.45         6.1           592,262    8.26           4.7
  10.24 - 25.60    1,517,505    13.59         5.8           347,410    13.83          5.0
  25.61 - 58.25      441,400    39.09         6.1            26,667    33.18          6.1
                ------------                           ------------
                   4,128,070    $12.65        6.2         1,027,839   $10.47          5.3
                ============  ========     ======      ============  =======      =======

        During 2000, Webb's subsidiary, Jabber.com, adopted the 2000 Jabber Stock Option Plan (the "Jabber plan") for directors, officers, and employees that provide for the issuance of up to 3,000,000 nonqualified and incentive stock options for Jabber.com common stock. The options vest over various terms with a maximum vesting period of 36 months and expire after a maximum of ten years from the date of grant. At December 31, 2000, there were options for 1,258,773 shares of common stock outstanding and options for 70,140 of common stock were vested with options for 1,741,227 shares of common stock available for future grants under the Jabber plan.

        A summary of the status of the Jabber plan as of December 31, 2000, and changes during the year then ended is presented in the tables and narrative below:


                                                                      2000
                                                        --------------------------------
                                                                             Weighted
                                                                              Average
                                                                             Exercise
                                                                               Price
                                                            Shares
                                                       ---------------    ---------------
Outstanding at beginning of year                                     -            -
Granted                                                      1,336,949        $1.50
Exercised                                                            -            -
Forfeited and canceled                                         (78,176)        1.50
                                                       ---------------
Outstanding at end of year                                   1,258,773         1.50
                                                       ===============    =========
Exercisable at end of year                                      70,140        $1.50
                                                       ===============    =========
Weighted average fair value of options granted during
year                                                             $0.18
                                                       ===============

        During January 2001, Jabber.com granted options for an additional 1,100,000 shares of Jabber.com common stock under the Jabber plan at an exercise price of $0.75 per share.

        Pro Forma Fair Value Disclosures

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively: risk-free interest rate of 6.05 and 5.68 percent; no expected dividend yields; expected lives of 3 years; and expected volatility of 122 and 118 percent, respectively. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

     Cumulative compensation costs recognized in pro forma net loss applicable to common stockholders with respect to options that are forfeited prior to vesting are adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

     Had compensation cost for options granted been determined consistent with SFAS 123, our net loss applicable to common stockholders and net loss applicable to common stockholders per common and common equivalent share would have been increased to the following pro forma amounts:

                                       2000                                                 1999
                   ----------------------------------------------       ----------------------------------------------
                        As Reported                 Pro Forma                As Reported                 Pro Forma
                   -------------------        -------------------       -------------------        -------------------
Net loss
 applicable to
 common
 stockholders             $(48,611,631)              $(58,542,152)             $(21,866,012)              $(24,897,608)
                   ===================        ===================       ===================        ===================
Net loss
 applicable to
 common
 stockholders per
 share-basic and
 diluted                  $      (5.37)              $      (6.46)             $      (3.31)              $      (3.77)
                   ===================        ===================       ===================        ===================

(10) WARRANTS AND OPTIONS FOR COMMON STOCK ISSUED OUTSIDE THE STOCK OPTION PLANS

     We have issued common stock purchase warrants and options outside our stock option plans ("warrants") in connection with the sale of securities, business acquisitions and services rendered to the Company. The following table sets forth outstanding warrants as of December 31, 2000 and 1999, as well as common stock issued as a result of exercises for the years then ended.

                                                                        December 31, 2000                  December 31, 1999
                                                               ---------------------------------     -------------------------------
 Warrants and Options                             Exercise                          Common Stock                        Common Stock
 Issued in Connection                            Price Per         Warrants         Issued From        Warrants          Issued From
         With                Expiration Date       Share         Outstanding         Exercises       Outstanding          Exercises
- ----------------------    ------------------    ------------   ----------------  ----------------    -------------- ----------------
Series B preferred
 stock (See Notes 8
 and 22)                   February 2004             $ 3.875            343,750                 -                 -                -

10% convertible note
 payable (See Notes 7
 and 22)                   December 2005              10.264            136,519           136,519           273,038                -

Customers                  June and December
                           2002                 8.77 to 9.19            220,162            11,667           231,829                -

DCI merger (See Note       January 2001 to           6.61 to
 13)                       June 2003                   10.16             21,523           113,856           207,182           44,740

Placement firm                 March 2005              38.44           5,834              -                 -                 -

VA Linux                       October 2005              TBD          50,000              -                 -                 -

Underwriter in IPO             May 2001                 8.10           1,530        102,361           106,700             3,300

Common stock private
 placement                     January 2000             2.25               -              -               900            13,500

10% preferred stock
 (See Note 8)                  December 2000           15.00               -         35,000            53,500                 -

5% preferred stock             May 2001                16.33               -        100,000           100,000                 -

Series A preferred
 stock placement agent         November 2003            5.71               -              -                 -            20,000

IPO                            May 1999                 9.00               -              -                 -           473,192

Series A preferred
 stock                         November 2003            5.71               -              -                 -           140,000
                                                                  ----------      ---------         ---------         ---------
Total                                                                779,318        499,403           973,149           694,732
                                                                  ==========      =========         =========         =========


     During 2000, holders of warrants exercised their right to purchase 503,874 shares of our common stock in which we received net proceeds totalling $5,443,315, after deducting $93,707 in commissions, as summarized in the following table:

                                 Common
                                  Stock                   Exercise                   Common                   Proceeds
                                 Warrant                    Price                     Stock                    To the
 Warrant Exercised              Exercised                 Per Share                  Issued                    Company
- -------------------       -------------------       -------------------       -------------------       -------------------
10% preferred
 stock warrants                        35,000                    $15.00                    35,000               $   525,000
IPO representative
 warrants                             105,170                      8.10                   102,361                   736,047
Warrants issued in
 connection with
 the DCI merger                       115,518             6.61 to 10.16                   113,856                   966,558
Warrant issued in
 connection with
 5% preferred stock                   100,000                     16.33                   100,000                 1,633,000
Warrant issued to
 customer                              11,667              9.75 to 9.94                    11,667                   114,640
Warrant issued to
 10% convertible
 note holder                          136,519                     11.44                   136,519                 1,468,070
                          -------------------                                 -------------------       -------------------
                                      503,874                                             499,403               $ 5,443,315
                          ===================                                 ===================       ===================

     During 1999, holders of warrants exercised their right to purchase 691,432 shares of our common stock in which we received net proceeds totalling $4,102,084, after deducting $17,387 in issuance costs, as summarized in the following table:

                             Common
                             Stock              Exercise            Common         Proceeds
     Warrant                Warrant              Price              Stock           To the
    Exercised              Exercised           Per Share            Issued         Company
    ---------              ---------           ---------           -------      -----------
IPO warrants               1,339,811               $9.00           473,192      $ 3,056,871
IPO representative
   warrants                    3,300                8.10             3,300           26,730
 Warrant issued
   in connection
   with series A
   preferred stock           140,000                5.71           140,000          779,400
 Common stock
   warrants
   issued to
   placement                  20,000                5.71            20,000          114,200
   agent in
   series A
   preferred stock
 Warrants issued
   in connection
   with the DCI
   merger                     78,577       8.94 to 10.16            44,740          121,238
Warrant issued in
   connection
   with private
   placement of
   common stock               13,500                2.25            13,500           30,375
                       -------------                          ------------    -------------

                           1,595,188                               694,732      $ 4,128,814
                       =============                         =============     ============

        Included in the common stock issued in connection with the exercise of the IPO representative warrants and the warrants issued in connection with the DCI merger are 131,588 and 32,807 shares, respectively, issued to the holders as a result of utilizing the cashless exercise provision of the agreements for the exercise of 656,343 and 66,644 warrants, respectively.

(11)    STOCK BASED COMPENSATION EXPENSE

        During 2000 and 1999, we issued common stock, common stock purchase warrants and options in transactions described below and recorded expense as set forth in the following table.

                                          Number of
                                          Shares or                               Deferred
                                           Warrants                              Compensation
                                            Issued             Expense             Expense
- ----------------------------                -------            -------             -------
2000 Transactions-
Issuance of common stock for
    financial services                       15,000           $ 246,891           $       -
Grants of Jabber.com common stock           912,500             276,337             247,363
Warrant issued to placement firm              5,834             176,443                   -
Option issued to advisory board                                       .
    member                                    2,500                 729                 395
Reset of exercise price for
    series B warrants (See
    Notes 8 and 22)                               -              379,597                  -
Reset of exercise price for 10%
    note payable warrant (See
    Notes 7 and 22)                               -             110,302                   -
Warrant issued to VA Linux                   50,000              30,000                   -

Amortization of previous years
    deferred compensation                         -             257,933             154,379
                                      --------------     --------------     ---------------

2000 Totals                                 985,834          $1,478,232           $ 402,137
                                      ==============     ==============     ===============

1999 Transactions-
Issuance of common stock for
    financial services                       30,000           $ 444,390                   -
Issuance of common stock for
    consulting services                       6,497              90,000                   -
Options issued to consultants                58,168             461,661                   -
Options issued to DCI employees                   -             205,861             304,180
Warrants issued to customers                161,667             941,684                   -
    Amortization of previous
    years deferred compensation                   -             612,770             108,527
                                      --------------     --------------     ---------------

1999 Totals                                 256,332          $2,756,366           $ 412,707
                                      ==============     ==============     ===============

        We issued common stock in the following transactions-

        On March 16, 2000, and November 5, 1999, we executed two-month and four-month consulting agreements, respectively, with a financial consulting firm to enhance our activities in corporate finance, mergers and acquisitions and investor relations. In connection with the agreements, we issued restricted shares of our common stock for services provided with respect to the 2000 grant and for a commencement bonus with respect to the 1999 grant, as follows:

                                                 March 16, 2000        November 5, 1999
                                               -------------------     ----------------
Common shares issued                                        15,000               30,000
Date services provided or date of issuance     March to April 2000     December 2, 1999
Fair market value on date services provided
    or on date of issuance                      $9.625 to $  41.50             $  14.81
Value of common stock                                     $246,891             $444,390

        We recorded expenses totalling $246,891 on the date the services were provided with respect to the 2000 grant and, expenses totalling $444,390 with respect to the 1999 grant, on the date of issuance for the commencement bonuses equal to the value of the common stock granted as the shares are not refundable to us.

        During July and September 2000, we issued 912,500 shares of common stock of our subsidiary, Jabber.com, to employees of the subsidiary, an officer of the Company and members of the Jabber.com advisory boards. The shares vest over periods ranging from grant date to two years. We recorded deferred compensation totalling $523,700 and compensation expense totalling $276,337 during the year ended December 31, 2000, calculated based on the appraised value of the Jabber.com common stock.

        In February 1999, we entered into a third consecutive six-month agreement with an individual to provide consulting services in his capacity as Webb's Chief Operating Officer and subsequent duties as Chief Financial Officer. Pursuant to the terms of the agreement, in addition to a monthly cash fee of $15,000, the consultant earned shares of our common stock determined by dividing $15,000 by the fair market value of the our common stock on the last trading day of the month. During the year ended December 31, 1999, we issued 6,497 shares of our common stock under this agreement valued in the aggregate at $90,000.

        We issued common stock purchase warrants/options in the following transactions-

        In March 2000, we issued a five-year common stock purchase warrant to purchase 5,834 shares of our common stock at an exercise price of $38.44 per share to an employment agency in connection with a placement fee. The warrant vests one year from grant date. We valued the warrant at $176,443 utilizing the Black-Scholes option pricing model using the following assumptions:

Exercise price                                                  $38.44
Fair market value of common stock on date of issuance           $38.44
Option life                                                    5 years
Volatility rate                                                    119%
Risk-free rate of return                                          6.06%
Dividend rate                                                        0%

        In April 2000, we granted an option to purchase 2,500 shares of our stock at $15.88 per share to an advisory board member. The option vests over three years from grant date. We applied variable plan accounting pursuant to SFAS 123 and related interpretation EITF 96-18, and valued the option at $1,124 utilizing the Black-Scholes option pricing model using the following assumptions:

Exercise price                                                  $15.88
Fair market value of common stock on date of valuation          $1.688
Option life                                                    7 years
Volatility rate                                                    119%
Risk-free rate of return                                          6.06%
Dividend rate                                                        0%

        In October 2000, we issued a five-year common stock purchase warrant for 50,000 shares of Jabber.com common stock to VA Linux for the integration on Jabber.com's products with those of VA Linux. The exercise price is to be determined at the earlier of third party financing of Jabber.com or the fair market fair determined by Jabber.com. Based on the appraised value of the warrant, we recorded expense totalling $30,000 for the year ended December 31, 2000.

        During 1999, we granted stock options under the plan to several consultants in connection with agreements to provide Webb with services related to developing financing sources and strategic alliances as well as investor relations. The terms of the agreements range from approximately six months to three years. We issued in the aggregate options to purchase a total of 52,168 shares of our common sock at exercise prices ranging from $4.00 to $8.50. We applied variable plan accounting pursuant to SFAS 123 and related interpretation EITF 96-18, and valued these options at $461,661 utilizing the Black-Scholes option pricing model on the vesting dates using the following assumptions:

Exercise price                                          $4.00 to $8.50
Fair market value of common stock on grant date        $5.50 to $16.25
Option life                                               1 to 7 years
Volatility rate                                             95% to 104%
Risk free rate of return                                 4.52% to 6.00%
Dividend rate                                                        0%
Vesting period                                Date of grant to 3 years

        On June 30, 1999, as a result of the consummation of the merger with DCI, we recorded the intrinsic value of options granted to DCI employees whereby the difference between the fair market value of our common stock on June 30, 1999 ($17.50 per shares) and the exercise price of the options ($7.63 per share) is expensed over the vesting period of the options. We recorded expense for these options totalling $205,861 for the year ended December 31, 1999.

(12)    NET REVENUES

        Net revenues from continuing operations consist of software license fees; service fees for professional services for software integration, configuration, custom programming, hosting and software support and maintenance; and computer hardware sales. Net revenues from continuing operations are comprised of the following:

                                                                   Year Ended
                                                                  December 31,
                                                         -------------------------------
                                                             2000               1999
                                                         -------------      ------------
Net revenues:
   License                                                 $ 2,155,990       $   392,810
   Services                                                  1,858,403           682,877
   Hardware and third-party software                                 -           117,509
                                                         -------------      ------------

   Total net revenues                                      $ 4,014,393       $ 1,193,196
                                                         =============      ============

        During July 1999, we sold two customer contracts to an unrelated third party, including computer hardware, for approximately $270,000. We provided services and equipment under the terms of the original contracts enabling the customers to provide Internet access to their end users. We recorded $138,504 of service revenue for the year ended December 31, 1999 related to providing services to the purchaser of these two contracts.

(13)    ACQUISITIONS

        Update Systems, Inc.

        Effective January 7, 2000, we acquired the assets of Update Systems, Inc. ("Update"), a developer and provider of e-communication Internet business solutions, by issuing 278,411 shares of Webb common stock. In addition, outstanding Update options to purchase common stock were exchanged for 49,704 options to purchase Webb common stock. The acquisition of the assets was recorded using the purchase method of accounting whereby the consideration paid of $10,060,417 was allocated based on the fair values of the assets acquired with the excess consideration over the fair market value of tangible assets totalling $10,014,485 recorded as intangible assets.

Total consideration for the merger was as follows:

Value of common stock issued                             $ 8,630,741
Value of options issued                                    1,364,676   (a)
Acquisition expenses                                          65,000
                                                       -------------
Total purchase price                                     $10,060,417
                                                       =============

The purchase price was allocated to the assets acquired based on their fair market values as follows:

Acquired property and equipment                          $    45,932
Developed technologies, goodwill and other
intangibles                                               10,014,485
                                                       -------------
Total assets acquired                                    $10,060,417
                                                       =============

        The transaction with Update resulted in intangible assets totalling $10,014,485 (primarily developed technologies, workforce and goodwill). These intangible assets are being amortized over their estimated economic lives of three years.

(a) 49,704 options issued, which were valued using the Black-Scholes option pricing model using the following assumptions:

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

     At December 31, 2000, we determined, per an analysis of the estimated undiscounted cash flows related to the purchased intangibles during their remaining useful life, that the net book value of the assets exceeded the estimated undiscounted net cash flows, and therefore, in accordance with our policy, such assets were considered to be impaired. Accordingly, we recorded an impairment loss in accordance with SFAS 121, totalling $3,435,807, all of which was allocated to goodwill. The impairment charge was determined using estimated fair values, determined by the use of discounted estimated net cash flows. As of December 31, 2000, the remaining book value of the intangible assets totalled $3,240,516. We will continue to evaluate the carrying value of the remaining intangible assets for possible impairment. Such a review may indicate further impairment that would require us to record additional losses in future periods and those losses could be substantial (see Note 14).

     Durand Communications, Inc.

     On June 30, 1999, Durand Acquisition Corporation ("DAC"), a wholly owned subsidiary of Webb, completed a merger with DCI, a developer and marketer of Internet "community" building tools, by exchanging 947,626 shares of Webb common stock for all of the common stock of DCI at an exchange ratio of 2.46 shares of Webb common stock for each share of DCI's common stock. In addition, outstanding DCI options and warrants to purchase common stock were converted at the same exchange ratio into 242,293 options and warrants to purchase Webb common stock. The acquisition of the assets and liabilities was recorded using the purchase method of accounting whereby the consideration paid of $14,216,876 was allocated based on the fair values of the assets and liabilities acquired with the excess consideration over the fair market value of tangible assets totalling $14,132,445 recorded as intangible assets. We have determined that substantially all of the intangible assets acquired are represented by the value of the developed technology, workforce and goodwill acquired from DCI.

Total consideration for the merger was as follows:

Value of common stock issued                             $ 9,239,358
Value of warrants and options issued                       1,504,349 (a)
Liabilities assumed                                        2,190,566 (b)
Acquisition expenses                                       1,282,603
                                                       -------------
Total purchase price                                    $ 14,216,876
                                                       =============

The purchase price was allocated to the assets acquired based on their fair market values as follows:

Cash and cash equivalents                                  $  23,739
Other current assets                                          23,708
Property and equipment                                        36,984
                                                       -------------

Total tangible assets acquired                                84,431
Developed technologies, goodwill and other
intangibles                                               14,132,445
                                                       -------------

Total assets acquired                                   $ 14,216,876
                                                       =============

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

(b) The liabilities assumed by Webb included a $1,168,173 note payable and accrued interest from DCI to Webb which was forgiven at the consummation of the transaction.

     In connection with the merger, we issued a five-year warrant to a financial advisory firm to purchase 50,150 shares of our common stock at an exercise price of $8.85. We recorded $654,488 in acquisition costs for the warrant, which was valued using the Black-Scholes option pricing model utilizing the following assumptions:

Exercise price                                                   $8.85
Fair market value of common stock on grant date                 $15.50
Option life                                                    5 years
Volatility rate                                                    104%
Risk free rate of return                                           5.0%
Dividend rate                                                        0%

     The transaction with DCI resulted in intangible assets totalling $14,132,445 (primarily developed technologies, workforce and goodwill). These intangible assets are being amortized over their estimated economic lives of three years.

     The results of operations of DCI are included in our results from the date of the DCI acquisition and all significant intercompany balances and transactions have been eliminated in consolidation.

     At December 31, 2000, we determined, per an analysis of the estimated undiscounted cash flows related to the purchased intangibles during their remaining useful life, that the net book value of the assets exceeded the estimated undiscounted net cash flows, and therefore, in accordance with our policy, such assets were considered to be impaired. Accordingly, we recorded an impairment loss in accordance with SFAS 121, totalling $4,733,097. The impairment charge was determined using estimated fair values, determined by the use of discounted estimated net cash flows. As of December 31, 2000, the remaining book value of the intangible assets totalled $2,313,766. We will continue to evaluate the carrying value of the remaining intangible assets for possible impairment. Such a review may indicate further impairment that would require us to record additional losses in future periods and those losses could be substantial (see Note 14).

     NetIgnite, Inc.

     On March 10, 1999, we acquired a controlling interest in a newly formed company, NetIgnite 2, LLC ("NetIgnite"). NetIgnite was a development stage company that we formed with a predecessor company by the name of NetIgnite, Inc. ("NI"), the sole shareholder and founder of which was Perry Evans, the founder and past President of MapQuest.com. Webb was, as a result of this transaction, entitled to 99.5% of NetIgnite's operating income and approximately 60% of any proceeds upon the sale of NetIgnite. NI was entitled to .5% of NetIgnite's operating income and approximately 40% of any proceeds upon the sale of NetIgnite.

     Prior to June 2, 1999, we utilized the equity method of accounting for this subsidiary and recorded a loss from this investment totalling $127,083 for the year ended December 31, 1999.

     On June 2, 1999, we acquired the assets and liabilities of NI in exchange for 71,429 shares of Webb common stock valued at $984,400. The acquisition of these assets and liabilities was recorded using the purchase method of accounting whereby the consideration paid was allocated based on the fair values of the assets and liabilities acquired with the excess consideration totalling $893,953 recorded as an intangible asset, primarily developed technologies and goodwill. These intangible assets are being amortized over their estimated economic lives of three years.

     The results of operations of NetIgnite are included in our results from the date of the NI acquisition and all significant intercompany balances and transactions have been eliminated in consolidation.

     Pro Forma Results (Unaudited)

     The following unaudited tabulations present the pro forma effect of the business combinations on our results of operations for the year ended December 31, 1999, as if the transactions occurred on January 1 of the year in which each acquisition occurred, except that pro forma results include the results of Update Systems since its formation (February 24, 1999) and NetIgnite since its formation (March 10, 1999).

Net revenues                                    $  1,932,491
Net loss applicable to common stockholders      $(31,469,032)
Loss applicable to common stockholders per
 share, basic and diluted                       $      (4.26)


(14) IMPAIRMENT LOSS

     During the year ended December 31, 2000, we recorded an impairment loss in our AccelX business segment totalling $8,168,904 from the impairment of assets we purchased in connection with our acquisitions of

DCI and Update. The impaired assets consisted of developed technology and goodwill as summarized in the following table:

                                           DCI               Update             Total
                                      --------------     --------------     -------------
Developed technology                    $ 3,261,751        $         -       $ 3,261,751
Goodwill                                  1,471,346          3,435,807         4,907,153
                                      --------------     --------------     -------------

   Total impairment loss                $ 4,733,097        $ 3,435,807       $ 8,168,904
                                      ==============     ==============     =============

     In connection with the DCI and Update acquisitions, we purchased technology that has been incorporated into our current product offerings as well as our Jabber.com instant messaging technology. Based on a review of the acquired technology in combination with our evolving business plan, we determined that only a portion of such acquired technology is utilized in our current products. Further, substantially less revenue had been recorded from products incorporating the acquired technology than was originally expected and our current estimated revenues projected to be earned from the purchased technology is also less than previously believed. Because of these factors, which became apparent during the fourth quarter of 2000 in the context of an overall economic slowdown and its impact on our customers, coupled with substantial volatility in the capital and business environment and delays in purchasing decisions by most large aggregators of small business due in part to a reluctance to make significant investments in new Internet-related products and services, we determined that the carrying amount of the acquired intangibles should be assessed for impairment. As a result, we assessed impairment by comparing the estimated undiscounted net cash flows expected to be generated from our current product offerings which use the purchased technologies to their remaining net book values of the assets. Our analysis showed that such assets were in fact impaired. Accordingly, the impairment charge was recorded based upon the difference between the carrying amount and their estimated fair value of the assets, determined using the net present value of the estimated future cash flows.

(15) DISCONTINUED OPERATIONS

     On September 12, 2000, our e-banking segment was sold to a privately held company for consideration valued at $487,873, which was approximately the same as the net book value of the net assets of this segment. We received $39,700 in cash and 181,176 shares of the purchaser's common stock recorded at a value of approximately $2.47 per share. Subsequent to this sale, based on our review of the fair value of the purchaser's common stock, we determined that the fair market value as of December 31, 2000, was zero and that the decline in value was not temporary. Accordingly, we recorded a charge to earnings totalling $448,172 for the year ended December 31, 2000.

     The sale of this segment is reflected as a sale of discontinued operation in the accompanying consolidated financial statements. Accordingly, the assets and liabilities; and revenues, costs and expenses of this discontinued operation have been excluded from the respective captions in the Consolidated Balance Sheet and Consolidated Statement of Operations and have been reported as "Net current assets of discontinued operations," "Net assets of discontinued operations," "Net current liabilities of discontinued Operations," and as "Loss from discontinued operations, net of taxes," for all years presented.

Net current assets of discontinued operations consists of the following:

                                                                        December 31,
                                                                        -------------
                                                                             1999
                                                                        -------------
Accounts receivable                                                         $   30,326
                                                                        =============

Net long-term assets of discontinued operations consists of the following:

Property and equipment, net                                                 $  683,890
                                                                        =============

Net current liabilities of discontinued operations consists of the following:

Accounts payable and accrued liabilities                                       192,512
Deferred revenue and customer deposits                                         183,000
                                                                        -------------

  Total net current liabilities of discontinued operations                  $  375,512
                                                                        =============

     Summarized financial information for the discontinued operation is as follows (Note: 2000 amounts include activity through September 12, 2000 only):

                                                     Year Ended
                                                     December 31,
                                                ----------------------
                                                  2000         1999
                                                ---------    ---------
Net revenues                                    $  73,092    $ 751,087
Loss from operations                             (203,272)     (79,776)

(16)  CUSTOMER ACQUISITION COSTS

      During 1999, we granted warrants to three customers to purchase in the aggregate 161,667 shares of our common stock at exercise prices ranging from $9.19 to $9.94 per share. The warrants may be exercised at any time during the one-to-three-year periods from the date of issuance. Because these agreements did not contain minimum guaranteed revenue and due to the start-up nature of these services and other uncertainties regarding these arrangements, we recorded expense for customer acquisition costs of $941,684 for the year ended December 31, 1999. We valued these options utilizing the Black-Scholes option pricing model using the following assumptions:

Exercise prices                                             $9.19 to $9.94
Fair market value of common stock on grant date            $8.81 to $15.50
Option lives                                                  1 to 3 Years
Volatility rate                                                       104%
Risk free rate of return                                      5.0% to 6.0%
Dividend rate                                                           0%

(17)  MAJOR CUSTOMERS

      A substantial portion of our revenues is derived from a limited number of customers. Revenues to customers in excess of 10% of net revenues from continuing operations for the years ended December 31, 2000 and 1999, are as follows:

                                                    Year Ended
                                                   December 31,
                                          --------------------------------
                                              2000               1999
                                          --------------     -------------
Customer A                                  $ 1,450,872          $      -
Customer B                                      650,488                 -
Customer C                                      532,585           500,000
Customer D                                      295,578           172,128
Customer E                                       43,940           138,504
Customer F                                            -           122,120

      Accounts receivable balances from customers in excess of 10% of the accounts receivable balance as of December 31, 2000 and 1999, are as follows:

                                                   December 31,
                                          --------------------------------
                                              2000               1999
                                          --------------     -------------
Customer A                                  $   147,409          $      -
Customer F                                            -             4,000
Customer G                                            -            19,000
Customer H                                            -            35,000
Customer I                                            -            17,056
Customer J                                       48,999                 -
Customer K                                      145,362                 -

(18)  INCOME TAXES

      The provision for income taxes includes the following:

                                                        Year Ended
                                                       December 31,
                                               --------------------------
                                                  2000             1999
                                               -----------      -----------
Current:
  Federal                                      $         -      $         -
  State                                                  -                -
                                               -----------      -----------

  Total current provision                                -                -
                                               -----------      -----------

 Deferred:
  Federal                                       (6,796,927)      (5,497,115)
  State                                           (659,702)        (533,543)
  Valuation allowance                            7,456,629        6,030,658
                                               -----------      -----------
  Total deferred provision (benefit)                    -                 -
                                               -----------      -----------
  Total provision                              $         -      $         -
                                               ===========      ===========

        The statutory federal income tax rate was 34% for the years ended December 31, 2000 and 1999. Differences between the income tax expense reported in the statements of operations and the amount reported by applying the statutory federal income tax rate to loss applicable to common shareholders before income taxes are as follows:


                                                         Year Ended
                                                        December 31,
                                              -----------------------------
                                                    2000           1999
                                              ------------     ------------
Benefit at statutory rate                     $(16,527,955)    $ (7,434,444)
Increase (decrease) due to:
  State income taxes                            (1,604,184)        (721,578)
  Nondeductible expenses                        10,675,510        2,125,364
  Valuation allowance                            7,456,629        6,030,658
                                              ------------     ------------
  Income tax provision                        $          -     $          -
                                              ============     ============

        Components of net deferred assets (liabilities) as of December 31, 2000 and 1999 are as follows:


                                                         Year Ended
                                                        December 31,
                                                ---------------------------
                                                    2000             1999
                                                ----------       ----------
Current:
  Accrued liabilities and other reserves      $    409,837     $     77,920
  Deferred revenue                                  65,097           85,000

Non-current:
  Depreciation                                      29,247           21,788
  Book amortization in excess of tax                     -           44,035
  Net operating losses                          19,063,673       11,882,482
                                              ------------     ------------
  Total net deferred tax assets                 19,567,854       12,111,225

  Valuation allowance                          (19,567,854)     (12,111,225)
                                              ------------     ------------

  Net deferred tax assets                     $          -     $          -
                                              ============     ============

        For income tax purposes, we have approximately $51,109,000 of net operating loss carryforwards that expire at various dates through 2020. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event a significant change in ownership. Realization of net operating loss carryforwards is dependent on generating sufficient taxable income prior to the expiration dates.

        During 2000 and 1999, we increased our valuation allowance by $7,456,629 and $6,030,658, respectively, due mainly to uncertainty relating to the realizability of the 2000 and 1999 net operating loss carryforwards. The amount of the deferred tax assets considered realizable could be adjusted in the near term if future taxable income materializes.

(19)    RELATED PARTY TRANSACTIONS

        Legal Services

        Webb's vice-president of administration and corporate counsel, who began his employment with the Company in 1999, is also a partner in the law firm we retain for our legal services. We incurred $90,929 and $268,412 in legal fees to the law firm during the years ended December 31, 2000 and 1999, respectively. As of December 31, 2000 and 1999, our accounts payable balances included $10,000 and $8,013, respectively, payable to the law firm.

(20)    COMMITMENTS AND CONTINGENCIES

        Minimum future annual lease payments as of December 31, 2000 are as follows:

2001                             $   791,391
2002                                 623,077
2003                                 582,977
2004                                 599,148
2005                                 349,503
Thereafter                                 -
                                 -----------

                                 $ 2,946,096
                                 ===========

        The total operating lease expense for the years ended December 31, 2000 and 1999 was $573,394 and $368,168, respectively.

        In November 1999, we entered into a three-year application service provider agreement whereby we pay approximately $12,000 per month for financial application software hosting services. The term of the agreement is for three years and we have the right to terminate the agreement at any time for a termination fee of 30% of the total remaining monthly payments. Total remaining payments under this agreement are expected to be approximately $280,000.

        Webb has entered into an employment agreement with Perry Evans and agreements with certain officers, including William R. Cullen, Lindley S. Branson, Gwenael Hagan and Andre Durand which take effect only if a change of control of 30% or more of our outstanding voting stock occurs. If a change of control occurs, these agreements provide for the continued employment (at similar responsibility and salary levels) of the employees for a period of three years after the change of control. During this three-year period, if we (or a successor entity) terminates the employee's employment without cause or if the employee terminates his employment for good reason, then we (or the successor entity) must pay a lump sum severance to the employees equal to three years salary (including bonus), accelerate the vesting of all outstanding options held by the employees and allow the employees to continue to participate in our benefit and welfare plans (or those of the successor entity) for a period of three years after the employment terminates.

(21)    BUSINESS SEGMENT INFORMATION

        Webb develops and supports products and services for local markets by providing an interactive framework of local commerce and community-based services comprised of publishing, content management, community-building and communications. In addition, our subsidiary, Jabber.com, is engaged in the early stages of several projects that are implementing the Jabber.org XML-based open-source instant messaging platform for portal services, enterprise messaging, financial services applications and enhanced mobile and telephony integration. We have two reportable business segments:
AccelX and Jabber.com.

     AccelX consists of XML-based online commerce and communication solutions for small business, with a particular emphasis on local commerce interaction.

     Jabber.com consists of XML-based open-source Internet application products which incorporates instant messaging as a key application for commerce-oriented dialogs between businesses and consumers.

                                                          December 31,
                                                  -----------------------------
                                                     2000             1999
                                                  -------------   -------------
Assets
- ------
AccelX                                            $ 14,749,962    $ 21,910,318
Jabber.com                                           4,016,533               -
Net assets of discontinued operations                        -         714,216
Eliminations                                        (3,056,166)              -
                                                  ------------    ------------
Total assets                                      $ 15,710,329    $ 22,624,534
                                                  ============    ============

Property and equipment, net
- ---------------------------
AccelX                                            $  2,566,359    $  1,668,599
Jabber.com                                             263,773               -
                                                  ------------    ------------
Total                                             $  2,830,132    $  1,668,599
                                                  ============    ============



                                                          Years Ended
                                                          December 31,
                                                  -----------------------------
                                                     2000             1999
                                                  -------------   -------------
Net revenues from continuing operations
- ---------------------------------------
AccelX                                            $  3,693,518    $  1,193,196
Jabber.com                                             320,875               -
                                                  -------------   -------------
Total net revenues from continuing operations     $  4,014,393    $  1,193,196
                                                  =============   =============

Net loss from continuing operations
- -----------------------------------
AccelX                                            $(35,738,094)   $(17,197,319)
Jabber.com                                          (7,600,756)              -
Eliminations                                         6,963,717               -
                                                  -------------   -------------
Total net loss from continuing operations         $(36,375,133)   $(17,197,319)
                                                  =============   =============

Depreciation and amortization
- -----------------------------
AccelX                                            $  9,119,741    $  2,902,523
Jabber.com                                             859,126               -
Eliminations                                          (823,744)              -
                                                  -------------   -------------
Total depreciation and amortization expense       $  9,155,123    $  2,902,523
                                                  =============   =============

Property and equipment additions
- --------------------------------
AccelX                                            $  1,487,855    $  1,272,113
Jabber.com                                             299,155               -
Discontinued operations                                      -         420,419
                                                  -------------   -------------
Total                                             $  1,787,010    $  1,692,532
                                                  =============   =============

(22)    SUBSEQUENT EVENT

        On February 28, 2001, pursuant to a securities purchase agreement, we completed a private placement that resulted in gross proceeds of $2,500,000. We sold 2,500 shares of our series C-1 convertible preferred stock (the "series C-1 preferred stock"), including warrants to purchase 500,000 shares of our common stock. We received net proceeds totalling approximately $2,450,000 after deducting approximately $50,000 in offering costs.

        The series C-1 preferred stock is convertible into shares of our common stock at $2.50 per share. The conversion price is subject to anti-dilution protection in the event we issue common stock at prices less than the current conversion price for the preferred stock or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. If the conversion price is reduced, we may be required to record additional charges against income and such charges may be significant.

        In addition, subject to certain conditions, including the Securities and Exchange Commission declaring the associated Registration Statement effective, we have the right to sell 2,500 shares of our series C-2 convertible preferred stock (the "series C-2 preferred sock") to the investor for gross proceeds of $2,500,000. The initial conversion price of the series C-2 preferred stock will be equal to the least of 80% of the average closing bid price of our common stock for three trading days immediately preceding the issuance of the series C-2 preferred stock, 80% of the closing bid price of our common stock on the trading day immediately preceding such issuance or $7.50 per share. If we consummate the sale of our series C-2 preferred stock, we will also issue a common stock purchase warrant to the investor. The number of shares issuable upon exercise of the warrant will be determined by the aggregate value of the series C-2 preferred stock divided by the initial conversion price multiplied by 20%. The exercise price of the warrant will be computed as the greater of 150% of the initial conversion price of the series C-2 preferred stock and the closing bid price on the trading day immediately preceding the issuance date. The issuance of the series C-2 preferred stock may result in significant charges to be recorded against net losses applicable to common stockholders.

        We also issued a three-year warrant to purchase 500,000 shares of our common stock in connection with the series C-1 preferred stock. The warrant entitles the holder to purchase our common stock for a purchase price of $3.75 per share. The exercise price of the warrant is subject to anti-dilution protection should certain events transpire such as subdivision or combination of our common stock, distributions to holders of our common stock, or consolidations or mergers with another corporation. If the exercise price is reduced, we may be required to record additional charges against income and such charges may be significant.

        The warrant was valued at $735,279 determined based on the relative fair value of the warrants utilizing the Black-Scholes option pricing model using the following assumptions:

Exercise price                                                   $3.75
Fair market value of common stock on measurement date            $3.00
Option life                                                    3 years
Volatility rate                                                   120%
Risk free rate of return                                          6.0%
Dividend rate                                                       0%

        Due to the conversion feature associated with the series C-1 preferred stock, we will recognize the beneficial conversion feature as an additional preferred stock dividend. The computed value of the beneficial conversion feature of $1,235,279 will be initially recorded as a reduction of the series C-1 preferred stock and an increase to additional paid-in capital. The beneficial conversion feature reduction to the series C-1 preferred stock will be accreted on the date of issuance, as additional preferred stock dividends, by recording a charge to income applicable to common stockholders from the date of issuance to the earliest date of conversion.

        The difference between the stated value of $1,000 per share totalling $2,500,000 and the recorded value on February 28, 2001, will be accreted as a charge to income applicable to common stockholders on the date of issuance (the date on which the series C-1 preferred stock was first convertible) and is comprised of the following:

Beneficial conversion feature                              $ 1,235,279
Relative fair value of common stock warrants                   735,279
                                                         -------------
Total accretion expense                                    $ 1,970,558
                                                         =============

        As a result of the issuance of the series C-1 preferred stock, in accordance with terms of the original agreements, the conversion prices for the 10% note payable and our series B-2 preferred stock as well as the exercise prices for the 10% note payable and series B preferred stock warrants were reset as indicated below:


                                           Conversion or         Conversion or
                                           Exercise Price       Exercise Price
                                             Immediately       Immediately After
                                          Preceding Series        Series C-1
                                            C-1 Preferred       Preferred Stock
                                           Stock Issuance          Issuance
- -------------------------------------------------------------  -----------------
10% convertible note payable                    $   10.07           $   2.50
Series B-2 preferred stock                       10.20408               2.50
Series B common stock purchase warrants             3.875            3.75374
10% note payable common stock purchase
   warrant                                         10.264            9.33431

        As a result of the reset provisions, we will record additional non-cash expenses in February 2001, totalling $3,314,498 as summarized below:

10% convertible note payable                               $ 2,394,234
Series B-2 preferred stock                                     886,068
Series B common stock purchase warrants                          2,264
10% note payable common stock purchase warrant                  31,932
                                                         -------------

Total expense                                              $ 3,314,498
                                                         =============

                         WEBB INTERACTIVE SERVICES, INC.
                                INDEX TO EXHIBITS
                 FORM 10-KSB (For Year Ended December 31, 2000)

(a)   Listing of Exhibits:

      3.1     Articles of Incorporation, as amended, of Webb (1)
      3.2     Bylaws of Webb (2)
      4.1     Specimen form of Webb's Common Stock certificate (3)
      4.2     Stock Option Plan of 1995 (2)
      4.3     Form of Incentive Stock Option Agreement for Stock Option Plan of
              1995 (2)
      4.4     Form of Nonstatutory Stock Option Agreement for Stock Option Plan
              of 1995 (2)
      4.5     Stock Option Plan of 2000, including forms of Incentive and
              Nonstatutory Stock Option Agreements*
      4.6     Jabber.com, Inc. Stock Option Plan of 2000, including forms of
              Incentive and Nonstatutory Stock Option Agreements*
      10.1    Form of Nondisclosure and Nonsolicitation Agreement between Webb and its employees (1)
      10.2    Office Lease for Webb's principal offices commencing May 2000 (5)
      10.3    Form of Change of Control Agreement between Webb and certain employees (4)
      10.4    Employment Agreement dated March 10, 1999, among Webb, NetIgnite2,
              LLC and Perry Evans (4)
      10.5    Internet/Business Site Development & Host Agreement dated November
              12, 1997, as amended January, 2000, between Webb and ReMax
              International, Inc.(5)
      10.6    Securities Purchase Agreement dated August 25, 1999 between Webb and Castle Creek (6)
      10.7    Promissory Note dated August 25, 1999 issued by Webb to Castle
              Creek (6)
      10.8    Amendment dated December 18, 1999 to Securities Purchase Agreement dated August 25, 1999 between Webb and Castle Creek (7)
      10.9    First Amendment dated December 18, 1999 to Promissory Note dated
              August 25, 1999 issued by Webb to Castle Creek (7)
      10.10   Stock Purchase Warrant dated December 18, 1999 issued by Webb to
              Castle Creek (2)
      10.11   Securities Purchase Agreement dated December 31, 1999, between
              Webb, Marshall Capital Management and Castle Creek. Included as
              exhibits to the Securities Purchase Agreement are the proposed form of Warrant and the Registration Rights Agreement (8)
      10.12   Letter Agreement dated as of September 14, 2000 between Webb and
              Castle Creek. (9)
      10.13   Articles of Amendment setting forth the terms of the series B-2 convertible preferred stock (9)
      10.14   Exchange Agreement dated as of September 14, 2000, between Webb and Castle Creek (9)
      10.15   Securities Purchase Agreement dated as of February 28, 2001, between Webb and Castle Creek Technology Partners LLC. Included as
              exhibits thereto are the Articles of Amendment setting forth the terms of the Series C-1 Convertible Preferred Stock, the form of
              Articles of Amendment for the Series C-2 Convertible Preferred
              Stock, the forms of Series C-1 and C-2 Warrants and the
              Registration Rights Agreement (10)
      10.16   Articles of Amendment setting forth the terms of the Series C-1
              Convertible Preferred Stock (10)
      13      The registrant intends to deliver to its shareholders a copy of
              2000 Annual Report on form 10-KSB (without exhibits), in lieu of a separate Annual Report to Shareholders
      21      Subsidiaries of Webb Interactive Services, Inc.*
      23.1    Consent of Arthur Andersen LLP*

- ----------
*     Filed herewith.
(1) Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
(2) Filed with the initial Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(3) Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.
(4) Filed with the Form 10-KSB Annual Report for the year ended December 31, 1998, Commission File No. 0-28462.

(5) Filed with the Form 10-KSB Annual Report for the year ended December 31, 1999, Commission File No. 0-28462.
(6) Filed with the Form 8-K Current Report, filed September 2, 1999, Commission File No. 0-28642.
(7) Filed with Amendment No. 2 to Webb's Registration Statement on Form S-3, filed January 3, 2000, Commission File No. 333-87887.
(8) Filed with the Form 8-K Current Report, filed January 5, 2000, Commission File No. 0-28642.
(9) Filed with the Form 8-K Current Report, filed September 19, 2000, Commission File No. 0-28642.
(10) Filed with the Form 8-K Current Report, filed March 1, 2001, Commission File No. 0-28642.