Form 10QSB
period 2001-03-31
WEBB INTERACTIVE SERVICES INC
filed 2001-05-16
CIK 1011901

                            FORM 10-QSB - Quarterly
    Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of l934.

For the period ended March 31, 2001.
                     ---------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________ to __________.

Commission File Number      0-28462    .
                       ----------------

WEBB INTERACTIVE SERVICES, INC.
-------------------------------
(Exact name of registrant as specified in its charter)

COLORADO                                              84-1293864
----------------------------------------------------------------
(State or other jurisdiction                   I.R.S. Employer
of incorporation or organization             Identification No.)

1899 WYNKOOP, SUITE 600, DENVER, CO     80202
---------------------------------------------
(Address of principal executive offices)    (Zipcode)

(303) 296-9200
--------------
(Registrant's telephone number, including area code)

1800 GLENARM PLACE, SUITE 700, DENVER, CO  80202
------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  YES        [_]  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of May 10, 2001, Registrant had 10,619,303 shares of common stock outstanding.

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES

                                     Index
                                     -----

                                                                                                              Page
                                                                                                             ------
Part I.   Financial Information

          Item 1.  Unaudited Financial Statements

          Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                                  3

          Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2000                4

          Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000              5-6

          Notes to Consolidated Financial Statements                                                           7-15

          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      16-30

Part II.  Other Information

          Items 1, 3- 5.  Not Applicable                                                                         30

          Item 2.  Changes in Securities and Use of Proceeds                                                     30

          Item 6.  Exhibits and Reports on Form 8-K                                                           30-32

Signatures                                                                                                       33

                        ______________________________


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

                                    PART I

                             FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                              March 31,       December 31,
                                                                                                 2001             2000
                                                                                            -------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                 $   1,566,250     $  4,856,686
  Restricted cash                                                                                 525,000          525,000
  Accounts receivable, net of allowance for doubtful accounts of $96,000 and
     $151,882, respectively                                                                     1,194,498          469,639
  Prepaid expenses                                                                                658,285          301,657
  Notes receivable from Company officers                                                          171,992          198,444
  Short-term deposits                                                                              35,991          370,522
                                                                                            -------------     ------------
     Total current assets                                                                       4,152,016        6,721,948
Property and equipment, net of accumulated depreciation of $1,284,226 and
     $963,417, respectively                                                                     2,517,912        2,830,132

Intangible assets, net of accumulated amortization of $11,725,457 and
     $10,870,312, respectively                                                                  5,146,522        6,001,667
Deferred financing costs                                                                           89,159          104,893
Other assets                                                                                       46,362           51,689
                                                                                            -------------     ------------
     Total assets                                                                           $  11,951,971     $ 15,710,329
                                                                                            =============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Capital leases payable                                                                    $     117,315     $    227,876
  Accounts payable and accrued liabilities                                                      1,484,984        2,142,731
  Accrued salaries and payroll taxes payable                                                    1,038,006        1,232,844
  Accrued interest payable                                                                         69,479           63,014
  Customer deposits and deferred revenue                                                          295,310          174,522
                                                                                            -------------     ------------
     Total current liabilities                                                                  3,005,094        3,840,987
10% convertible note payable, net of discount of $251,236 and
     $295,676, respectively                                                                     2,402,874        2,358,434
Minority interest in subsidiary                                                                   523,700          523,700
Commitments and contingencies
Stockholders' equity
  Preferred stock, no par value, 5,000,000 shares authorized:
     Series C-1 convertible preferred stock, 2,500 and none shares issued and
        outstanding, respectively                                                               2,450,000                -

     Series B-2 convertible preferred stock, 978 shares issued and outstanding                    912,286          912,286

  Common stock, no par value, 60,000,000 shares authorized, 10,354,473 shares
     issued and outstanding                                                                    90,518,089       85,986,641
  Warrants and options                                                                         14,563,662       13,740,819
  Deferred compensation                                                                          (336,725)        (402,137)
  Accumulated other comprehensive income                                                            1,590            1,371
  Accumulated deficit                                                                        (102,088,599)     (91,251,772)
                                                                                            -------------     ------------
     Total stockholders' equity                                                                 6,020,303        8,987,208
                                                                                            -------------     ------------
     Total liabilities and stockholders' equity                                             $  11,951,971     $ 15,710,329
                                                                                            =============     ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                  ---------------------------------------
                                                                                      2001                       2000
                                                                                  ------------               ------------
Net revenues                                                                      $    978,754               $    812,553
Cost of revenues                                                                     1,314,974                    645,813
                                                                                  ------------               ------------
  Gross margin                                                                        (336,220)                   166,740
                                                                                  ------------               ------------
Operating expenses:
  Sales and marketing                                                                  604,879                    454,451
  Product development                                                                1,745,479                  1,122,604
  General and administrative                                                         1,776,430                  1,762,321
  Depreciation and amortization                                                      1,064,336                  2,174,012
                                                                                  ------------               ------------
                                                                                     5,191,124                  5,513,388
                                                                                  ------------               ------------
  Loss from operations                                                              (5,527,344)                (5,346,648)
Interest income                                                                        113,640                    161,887
Interest expense                                                                    (2,539,448)                  (174,990)
Loss on foreign currency transactions                                                  (14,632)                         -
Loss on disposition of property and equipment                                          (12,416)                         -
                                                                                  ------------               ------------
Net loss from continuing operations                                                 (7,980,200)                (5,359,751)
Loss from discontinued operations                                                            -                    (34,791)
                                                                                  ------------               ------------

Net loss                                                                            (7,980,200)                (5,394,542)
Preferred stock dividends                                                                    -                   (373,126)
Accretion of preferred stock to stated value                                        (2,856,627)               (12,500,000)
                                                                                  ------------               ------------
Net loss applicable to common stockholders                                        $(10,836,827)              $(18,267,668)
                                                                                  ============               ============
Net loss applicable to common stockholders from continuing operations per
  share, basic and diluted                                                        $      (1.05)              $      (2.11)
                                                                                  ============               ============

Net loss applicable to common stockholders per share from discontinued
  operations, basic and diluted                                                              -                          -
                                                                                  ============               ============

Net loss applicable to common stockholders per share, basic and diluted           $      (1.05)              $      (2.11)
                                                                                  ============               ============
Weighted average shares outstanding, basic and diluted                              10,354,473                  8,667,640
                                                                                  ============               ============


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIESUP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                     ---------------------------------------
                                                                                         2001                       2000
                                                                                     ------------               ------------
Cash flows from operating activities:
  Net loss                                                                           $ (7,980,200)              $ (5,394,542)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                      1,178,327                  2,270,898
     Stock and stock options issued for services                                          168,842                    175,170
     Loss on sale and disposal of property and equipment                                   12,416                          -
     Bad debt expense                                                                      14,030                          -
     Accrued interest income on notes receivable                                           (3,548)                         -
     Interest expense on 10% convertible note from beneficial conversion
        feature                                                                         2,394,234                          -
     Amortization of 10% convertible note payable discount                                 44,440                     50,381
     Amortization of 10% convertible note payable financing costs                          15,734                     24,480

  Changes in operating assets and liabilities:
     Increase in restricted cash                                                                -                   (453,624)
     Increase in accounts receivable                                                     (738,889)                  (516,604)
     (Increase) decrease in prepaid expenses                                             (356,628)                   127,003
     Decrease (increase) in short-term deposits and other assets                          339,858                    (25,205)
     (Decrease) increase in accounts payable and accrued liabilities                     (657,746)                   280,669
     Increase in accrued salaries and payroll taxes payable                              (194,838)                  (223,306)
     Increase (decrease) in accrued interest payable                                        6,465                    (30,136)
     Increase (decrease) in customer deposits and deferred revenue                        120,788                    (44,616)
                                                                                     ------------               ------------
     Net cash used in operating activities                                             (5,636,715)                (3,759,432)
                                                                                     ------------               ------------
Cash flows from investing activities:
  Proceeds from the sale of property and equipment                                          8,500                          -
  Purchase of property and equipment                                                      (31,878)                  (598,822)
  Collection of notes receivable from Company officers                                     30,000                          -
                                                                                     ------------               ------------
     Net cash provided by (used in) investing activities                                    6,622                   (598,822)
                                                                                     ------------               ------------
Cash flows from financing activities:
   Payments on capital leases                                                            (110,561)                   (35,679)
   Proceeds from exercise of stock options and warrants                                         -                  6,165,461
   Proceeds from issuance of series C-1 preferred stock and warrant                     2,500,000                          -
   Proceeds from issuance of series B preferred stock and warrants                              -                 12,500,000
   Preferred stock cash offering costs                                                    (50,000)                  (840,000)
                                                                                     ------------               ------------
     Net cash provided by financing activities                                          2,339,439                 17,789,782
                                                                                     ------------               ------------
Net (decrease) increase in cash and cash equivalents                                   (3,290,654)                13,431,528
Effect of foreign currency exchange rate changes on cash                                      218                          -
Cash and cash equivalents, beginning of period                                          4,856,686                  4,164,371
                                                                                     ------------               ------------
Cash and cash equivalents, end of period                                             $  1,566,250               $ 17,595,899
                                                                                     ============               ============


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)


                                                                                    Three Months Ended
                                                                                          March 31,
                                                                              --------------------------------
                                                                                  2001                2000
                                                                              ------------        ------------
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                     $     78,575        $   130,265
                                                                              ============        ===========
Supplemental schedule of non-cash investing and financing activities:
   Common stock and warrants issued in business combinations                  $    -              $ 9,995,417
   Accretion of preferred stock to stated value                               $2,856,627          $12,500,000
   Preferred stock dividends paid in common stock                             $    -              $   373,126
   Preferred stock and dividends converted to common stock                    $    -              $ 1,023,028
   10% note payable converted to common stock                                 $    -              $ 1,886,263


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES

                     MARCH 31, 2001 AND DECEMBER 31, 2000

                                 (UNAUDITIED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements include the accounts of Webb Interactive Services, Inc. and its subsidiaries (collectively "Webb" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The net loss attributable to the minority stockholders interests in our Jabber.com subsidiary, is allocated to Webb in the consolidated statements of operations until such time as the minority stockholders are obligated to fund Jabber.com losses. The consolidated financial statements have been prepared without audit pursuant to rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. The interim financial statements should be read in connection with the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

     The accompanying consolidated financial statements have been prepared assuming that Webb will continue as a going concern. Among other factors, we have incurred significant and recurring losses from operations, and such losses are expected to continue in the near future, which raises substantial doubt about the ability of Webb to continue as a going concern. Management's plans in regard to these matters are described in Management's Discussion and Analysis of Financial Condition and Results of Operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The report of Arthur Andersen LLP, our independent public accountants, included a paragraph expressing substantial doubt about our ability to continue as a going concern.

     We have not been profitable since inception. Our ability to become profitable depends on our ability to market our products and services and generate revenues sufficient to exceed our expenses. The success of our revenue model will depend upon many factors including the success of our distribution partners in marketing their products and services; and the extent to which consumers and businesses use our services and conduct e-commerce transactions and advertising utilizing our services. Because of the new and evolving nature of the Internet, we cannot predict whether our revenue model will prove to be viable, whether demand for our products and services will materialize at the prices we expect to charge, or whether current or future pricing levels will be sustainable. We are also highly dependent on certain key personnel.

     At March 31, 2001, we had $1,566,250 in cash and cash equivalents and $1,146,922 in working capital. We have expended significant funds to develop our current product offerings and we anticipate increased operating expenses and research and development expenditures in 2001, which we believe are necessary for us to further develop and market our products as well as to achieve market acceptance of our products in sufficient quantities to achieve positive cash flow from operations. Our continued viability depends, in part, on our ability to obtain additional profitable customer contracts and at some point in the future to obtain additional capital through debt or equity financing sufficient to fund our expected operations. We believe that our cash and cash equivalents and working capital are adequate to fund our AccelX business through May 2001. In addition, we expect the proceeds from the convertible note issued in May 2001 (See Note 9) to be adequate to sustain our Jabber.com operations through at least October 2001. In addition to the remaining $2.5 million which may be raised pursuant to the February 2001 preferred stock financing and the additional $4.5 million expected to be raised from the sale of

Jabber.com preferred stock, we are in discussions with strategic and institutional investors for an additional $10 million of financing which we believe would be sufficient to fund our operations through at least the first quarter of 2002. However, we have no commitments for the $10 million financing and the conditions to the private investor's obligation to purchase the additional $2.5 million worth of our preferred stock may not be satisfied and the additional sale of $4.5 million worth of Jabber.com's preferred stock may not occur. Therefore, there can be no assurances that any of these financings will be completed, or if completed, that the terms of any such financings will be acceptable to us. If we are not successful in obtaining funding in appropriate amounts or at appropriate terms, we would consider significant reductions in our operating activities, particularly those relating to our AccelX business, and/or the sale of all or a portion of either our AccelX or our Jabber.com businesses.

NOTE 2 - REVENUE RECOGNITION

     Webb generates revenues from the license of its software products and from professional service arrangements. Software license revenue is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2") and related interpretations and amendments as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants.

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

     Under certain circumstances, software license revenue is deferred until all criteria of SOP 97-2 are met. Certain arrangements contain provisions which result in the recognition of revenue from software licenses ratably over the term of the contract. In instances where we charge monthly license fees, revenue is recognized on a month-by-month basis as the fees are determined and become collectable.

     Revenue from professional services billed on a time and materials basis is recognized as the services are performed and amounts due from customers are deemed collectible and are contractually non-refundable. Revenue from fixed price long-term contracts is recognized on the percentage of completion method for individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, we use the completed contract method of accounting whereby revenue is recognized when the work is completed. Customer advances and billed amounts due from or collected from customers in excess of revenue recognized are recorded as deferred revenue.

     Revenue from maintenance and support agreements is recognized on a straight-line basis over the term of the related support and maintenance agreement.

     We follow the provisions of EITF 00-3, "Application of AICPA SOP 97-2, `Software Revenue Recognition,' to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," for software arrangements that include provisions for hosting. Under the EITF consensus, if the customer has the contractual right to take possession of the software at anytime during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party not related to Webb to host the software, then the software portion of the arrangement is accounted for under SOP 97-2. If the customer does not have this right, then the fee for the entire arrangement is recognized on a straight-line basis over the life of the related arrangement.

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

     Net revenues from continuing operations are comprised of the following:

                                            Three Months Ended
                                                  March 31,
                                        --------------------------
                                           2001            2000
                                        ----------      ----------
Net revenues:
  License                               $  472,265      $  681,727
  Services                                 506,489         130,826
                                        ----------      ----------
  Total net revenues                    $  978,754      $  812,553
                                        ==========      ==========


NOTE 3 - GOODWILL

     Long-Lived Assets, Intangible Assets and Goodwill

     In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS 121"), we evaluate the carrying value of our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of assets to be held and used is calculated by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell the asset.

     Intangible assets and goodwill are being amortized on a straight-line basis over their estimated economic lives of three years. We recorded amortization expense of $855,145 and $2,037,255 for the three months ended March 31, 2001 and 2000, respectively. As of March 31, 2001, $252,046 of our intangible assets consisted of goodwill. Subsequent to acquisitions which result in intangible assets and goodwill, we continually evaluate whether later events and circumstances have occurred that indicate the remaining useful life of the intangible assets and goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that intangible assets and goodwill should be evaluated for possible impairment, we use an estimate of the undiscounted cash flows over the remaining life of the intangible assets and goodwill in measuring whether the intangible assets and goodwill are recoverable.

     At each balance sheet date, we evaluate the carrying value of the remaining intangible assets for possible impairment. Such a review may indicate further impairment that would require us to record impairment losses in future periods and those losses could be substantial.

NOTE 4 - NET LOSS PER SHARE

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

                                                         March 31,
                                                --------------------------
                                                   2001            2000
                                                ----------      ----------
Stock options                                    3,966,525       3,365,691
10% convertible note payable                     1,061,644         248,262
Warrants and underwriter options                 1,231,845         785,682
Series C-1 preferred stock                       1,000,000         -
Series B-2 preferred stock                         391,200         -
Series B preferred stock                           -               625,000
                                                ----------      ----------
Total                                            7,651,214       5,024,635
                                                ==========      ==========

     The number of shares excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method, were 504,503 and 4,103,561 for the three months ended March 31, 2001 and 2000, respectively.

NOTE 5 - SERIES C-1 PREFERRED STOCK

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

     In addition, subject to certain conditions, including the Securities and Exchange Commission declaring the associated Registration Statement effective and the market capitalization for our common stock being at least $32.3 million , we have the right to sell 2,500 shares of our series C-2 convertible preferred stock (the "series C-2 preferred sock") to the investor for gross proceeds of $2,500,000. The initial conversion price of the series C-2 preferred stock will be equal to the lesser of 80% of the average closing bid price of our common stock for three trading days immediately preceding the issuance of the series C-2 preferred stock, 80% of the closing bid price of our common stock on the trading day immediately preceding such issuance or $7.50 per share. If we consummate the sale of our series C-2 preferred stock, we will also issue a common stock purchase warrant to the investor. The number of shares issuable upon exercise of the warrant will be determined by the aggregate value of the series C-2 preferred stock divided by the initial conversion price multiplied by 20%. The exercise price of the warrant will be computed as the greater of 150% of the initial conversion price of the series C-2 preferred stock and the closing bid price on the trading day immediately preceding the issuance date. The issuance of the series C-2 preferred stock may result in significant charges to be recorded against net losses applicable to common stockholders.

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

     The warrant was valued at $735,279 determined based on the relative fair value of the warrant utilizing the Black-Scholes option pricing model using the following assumptions:

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

     Due to the conversion feature associated with the series C-1 preferred stock, we recognized the beneficial conversion feature as an additional preferred stock dividend. The computed value of the beneficial conversion feature of $1,235,279 was initially recorded as a reduction of the series C-1 preferred stock and an increase to additional paid-in capital. The beneficial conversion feature reduction to the series C-1 preferred stock and the relative fair value of the warrant was accreted as a charge to income applicable to common stockholders on the date of issuance (the date on which the series C-1 preferred stock was first convertible) as follows:

Beneficial conversion feature                                      $1,235,279
Relative fair value of common stock purchase warrant                  735,279
                                                                   ----------
Total accretion expense                                            $1,970,558
                                                                   ==========

     As a result of the issuance of the series C-1 preferred stock, in accordance with terms of the original agreements, the conversion prices for the 10% note payable and our series B-2 preferred stock as well as the exercise prices for the 10% note payable and series B preferred stock warrants were reset as indicated below:

                                                   Conversion or
                                                  Exercise Price            Conversion or
                                                    Immediately             Exercise Price
                                                Preceding Series C-1      Immediately After
                                                  Preferred Stock       Series C-1 Preferred
                                                     Issuance              Stock Issuance
--------------------------------------------------------------------    --------------------
10% convertible note payable                               $   10.07                $   2.50
Series B-2 preferred stock                                 $10.20408                $   2.50
Series B common stock purchase warrants                    $   3.875                $3.75374
10% note payable common stock purchase
  warrant                                                  $  10.264                $9.33431

     As a result of the reset provisions, we recorded additional non-cash expenses in February 2001, totalling $3,314,499 as summarized below:

10% convertible note payable                                       $2,394,234
Series B-2 preferred stock                                            886,069
Series B common stock purchase warrants                                 2,264
10% note payable common stock purchase warrant                         31,932
                                                                   ----------
Total expense                                                      $3,314,499
                                                                   ==========

NOTE 6 -  STOCK BASED COMPENSATION EXPENSE

  During the three months ended March 31, 2001, we issued options to purchase our common stock as described below and recorded expense as set forth in the following table:

                                        Number of
                                        Shares or                 Deferred
                                        Warrants                Compensation
                                         Issued      Expense      Expense
----------------------------------      ---------   ---------   -----------
Stock options issued to consulting
  company                                 120,000   $   4,340   $   151,905

Amortization of previous years
  deferred compensation                   -           164,502       184,820
                                        ---------   ---------   -----------
                                          120,000   $ 168,842   $   336,725
                                        =========   =========   ===========

     In March 2001, we issued a three-year option to purchase 120,000 shares of our common stock at an exercise price of $2.813 per share to a consulting company in connection with investor relation services to be rendered to Webb. The options vest one third on the grant date and one third on each of the next two anniversary dates of the agreement. The option agreement provides for accelerated vesting dates for the unvested options provided the consulting company meets certain specified objectives. We valued the options, and applied variable plan accounting pursuant to SFAS 123 and related interpretation EITF-96-18 to the 80,000 unvested options, at $156,245 utilizing the Black-Scholes option pricing model using the following assumptions:

                                                        40,000 Options     80,000 Options
                                                        --------------     --------------
Exercise price                                                  $2.813             $2.813
Fair market value of common stock on valuation date             $2.813             $1.500
Option life                                                    3 years            3 years
Volatility rate                                                   121%               119%
Risk-free rate of return                                          6.0%               6.0%
Dividend rate                                                       0%                 0%

     Because variable plan accounting requires us to revalue the unvested options at each balance sheet date, the value of the option and related expense in future periods may increase significantly as our stock price increases.

NOTE 7 - DISCONTINUED OPERATIONS

     In September 2000, our e-banking segment was sold to a privately held company. The sale of this segment is reflected as a sale of discontinued operation in the accompanying consolidated financial statements. Accordingly, revenues, costs and expenses of this discontinued operation have been excluded from the respective captions in the Consolidated Statement of Operations and have been reported as "Loss from discontinued operations" for all periods presented.

     Summarized financial information for the discontinued operation is as follows:

                                          Three Months Ended
                                                March 31,
                                        ------------------------
                                          2001            2000
                                        --------        --------
Net revenues                            $     -         $197,269
Loss from operations                    $     -         $(34,791)

NOTE 8 - BUSINESS SEGMENT INFORMATION

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

                                                         March 31,      December 31,
                                                            2001            2000
                                                        ------------    ------------
Assets
------------------------------------------------
AccelX                                                  $ 11,203,561    $ 14,749,962
Jabber.com                                                 3,714,737       4,016,533
Eliminations                                              (2,966,327)     (3,056,166)
                                                        ------------    ------------
Total assets                                            $ 11,951,971    $ 15,710,329
                                                        ============    ============

Property and equipment, net
------------------------------------------------
AccelX                                                  $  2,270,675    $  2,566,359
Jabber.com                                                   247,237         263,773
                                                        ------------    ------------
Total                                                   $  2,517,912    $  2,830,132
                                                        ============    ============


                                                             Three Months Ended
                                                                   March 31,
                                                        ----------------------------
                                                            2001            2000
                                                        ------------    ------------
Net revenues from continuing operations
------------------------------------------------
AccelX                                                  $    878,929    $    812,553
Jabber.com                                                    99,825         -
                                                        ------------    ------------
Total net revenues from continuing operations           $    978,754    $    812,553
                                                        ============    ============

Net loss from continuing operations
------------------------------------------------
AccelX                                                  $ (8,063,901)   $ (5,359,751)
Jabber.com                                                (1,999,970)        -
Eliminations                                               2,083,671         -
                                                        ------------    ------------
Total net loss from continuing operations               $ (7,980,200)   $ (5,359,751)
                                                        ============    ============

Depreciation and amortization
------------------------------------------------
AccelX                                                  $  1,040,170    $  2,174,011
Jabber.com                                                   385,809         -
Eliminations                                                (361,643)        -
                                                        ------------    ------------
Total depreciation and amortization expense             $  1,064,336    $  2,174,011
                                                        ============    ============

Property and equipment additions
------------------------------------------------
AccelX                                                  $     24,248    $    598,822
Jabber.com                                                     7,630         -
                                                        ------------    ------------
Total                                                   $     31,878    $    598,822
                                                        ============    ============

NOTE 9 - SUBSEQUENT EVENTS

     Investment in Jabber.com-

     On May 2, 2001, Webb, Jabber.com, Inc., a subsidiary of Webb ("Jabber.com"), France Telecom and France Telecom Technologies, a wholly-owned subsidiary of France Telecom ("FTT"), entered into a nonbinding series B convertible preferred stock Summary of Terms (the "Letter of Intent"). The Letter of Intent provides for the purchase by FTT (or an affiliated entity) of up to $7 million of series B preferred stock of Jabber.com, which would represent approximately 23% of the issued and outstanding capital stock of Jabber.com. A definitive agreement is expected to be completed by July 2, 2001

     As contemplated by the Letter of Intent, FTT loaned Jabber.com $2.5 million pursuant to a convertible promissory note. This amount, together with interest which accrues at an annual rate of 9.5%, is convertible into series B preferred stock of Jabber.com: (i) at the time FTT enters into a binding stock purchase agreement pursuant to which it agrees to acquire equity securities of Jabber.com with a purchase price of at least $5 million including the loan amount converted (or such lesser amount as is agreed in writing to by Jabber.com and FTT); or
(ii) at the option of FTT prior to the maturity date of the loan. Unless earlier converted, the loan is due on demand any time after May 2, 2002. The obligations of Jabber.com are secured by: (i) a security interest in substantially all of the assets of Jabber.com; (ii) a guaranty given by Webb; and (iii) a pledge by Webb of the stock it holds in Jabber.com. In the event that the loan is not converted into preferred stock as contemplated in the letter of intent and we or Jabber.com are not able to repay the loan in accordance with the terms, France Telecom Technologies could sell all or a portion of this stock, or take other actions to satisfy the interest and principal due on the note. The loss of all or a portion of this stock could have a material adverse effect on our consolidated results of operations or financial condition.

     The Letter of Intent contemplates that FTT's $2.5 million loan, plus accrued interest, will be converted to series B preferred stock of Jabber.com on or before July 2, 2001, at the time the parties enter into a definitive stock purchase agreement. The stock purchase agreement will provide that FTT will purchase $2.5 million of series B preferred stock on or about September 1, 2001, at the price determined in the stock purchase agreement. On or prior to January 31, 2002, FTT will be required to purchase additional shares of Jabber.com series B preferred stock, depending upon Jabber.com's 2001 net revenues. If Jabber.com's 2001 net revenues are equal or greater than $3,962,000, then: (i) Jabber.com will have the option to require FTT to purchase an additional $2 million worth of series B preferred stock at the price determined in the stock purchase agreement; and (ii) FTT will have the option to purchase an additional $2 million of series B preferred stock at the price determined in the stock purchase agreement. If Jabber.com's 2001 net revenues are either less than $3,962,000 or greater than $6,603,000, then Jabber.com and FTT may mutually decide whether FTT will purchase $2 million of series B preferred stock at a price to be determined by the parties. Notwithstanding the foregoing, if Jabber.com's 2001 revenues are less than $3,962,000, then FTT will have the option to purchase $2 million of series B preferred stock at the price determined in the stock purchase agreement, and if Jabber.com's 2001 net revenues are greater than $6,603,000, then Jabber.com will have the option to require FTT to purchase $2 million of series B preferred stock at the price determined in the stock purchase agreement.

     Conversion of Series B-2 Preferred Stock-

     During April and May, 2001, the holder of our series B-2 preferred stock converted 528 shares of the series B-2 preferred stock into 211,200 shares of our common stock at conversion prices of $2.50 per share as summarized in the following table:

                                               Number of Shares
                                        ----------------------------
                                        Series B-2
                                        Preferred
       Conversion Date                    Stock         Common Stock
-----------------------------           ----------      ------------
April 26, 2001                                 250           100,000
May 7, 2001                                    160            64,000
May 8, 2001                                     80            32,000
May 10, 2001                                    38            15,200
                                        ----------      ------------
Total                                          528           211,200
                                        ==========      ============

     Conversion of 10% Convertible Note Payable-

     During May, 2001, the holder of our 10% convertible note payable converted $125,000 of the outstanding 10% convertible note payable, including $9,075 of principal-in-kind notes, into 53,630 shares of or common stock at a conversion price of $2.50 per share.

     Issuance of Common Stock and Options for Services-

     In April 2001, we entered into a six-month agreement with a consulting company to provide Webb with investor relation services. In connection with the agreement, the consulting company will receive 2,500 restricted shares of our common stock at the end of each month commencing April 2001. In addition, we also issued three-year stock options to purchase 100,000 shares of our common stock at exercise prices ranging from $2.50 to $5.00 per share. The options vest ratably over the term of the agreement.

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

     Prior to January 2000, we were organized around our primary market focus on local commerce services, with an additional business unit dedicated to e-banking services. During the third quarter of 2000, we discontinued our e-banking business. In January 2000, we formed a new subsidiary in order to commercialize separately the Jabber.org instant messaging system from our AccelX business. We intend to seek participation from external partners, such as France Telecom Technologies, to help us maximize the value of our instant messaging business.

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

     We have incurred losses from operations since inception. At March 31, 2001, we had an accumulated deficit of approximately $102 million. The accumulated deficit at March 31, 2001, included approximately $57.5 million of non-cash expenses related to the following:

     . Beneficial conversion features related to the 10% convertible note payable, preferred stock and preferred stock dividends;
     .  Reset of warrant exercise prices;
     .  Stock and stock options issued for services;
     .  Warrants issued to customers;
     . Interest expense on the 10% convertible note paid by the issuance of similar notes;
     . Amortization of intangible assets acquired in consideration for the issuance of our securities;
     . Impairment loss on acquired intangible assets and goodwill; and . Write-off of securities received for our e-banking business.

     As a result of the $2.5 million preferred stock private placement we completed in February 2001, we recorded an additional non-cash expense totalling approximately $2 million associated with issuance of our series C-1 preferred stock. In addition, we recorded additional non-cash expenses totalling approximately $3.3 million associated with the reset of conversion prices for our series B-2 preferred stock and 10% convertible note payable as well as the reset of exercise price for certain warrants issued in connection with our series B preferred stock private placement. If we issue shares of our series C-2 preferred stock and warrants, we will record substantial additional non-cash charges.

     The accompanying consolidated financial statements have been prepared assuming that Webb will continue as a going concern. Among other factors, we have incurred significant and recurring losses from operations, and such losses are expected to continue in the near future, which raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The report of Arthur Andersen LLP, our independent public accountants, issued with regard to our financial statements for the year ended December 31, 2000, included a paragraph expressing substantial doubt about our ability to continue as a going concern.

     We have not been profitable since inception. Our ability to become profitable depends on our ability to market our products and services and generate revenues sufficient to exceed our expenses. The success of our revenue model will depend upon many factors including the success of our distribution partners in marketing their products and services; and the extent to which consumers and businesses use our services and conduct e-commerce transactions and advertising utilizing our services. Because of the new and evolving nature of the Internet, we cannot predict whether our revenue model will prove to be viable, whether demand for our products and services will materialize at the prices we expect to charge, or whether current or future pricing levels will be sustainable.

RESULTS OF OPERATIONS

Revenues:

     Components of net revenues from continuing operations and cost of revenues are as follows:

                                           Three Months Ended
                                                 March 31,
                                        --------------------------
                                           2001            2000
                                        ----------      ----------
Net revenues:
  Licenses                              $  472,265      $  681,727
  Services                                 506,489         130,826
                                        ----------      ----------
     Total net revenues                    978,754         812,553
                                        ----------      ----------
Cost of revenues:
  Cost of licenses                         182,046         199,226
  Cost of services                       1,132,928         446,587
                                        ----------      ----------
     Total cost of revenues              1,314,974         645,813
                                        ----------      ----------
Gross margin                            $ (336,220)     $  166,740
                                        ==========      ==========

     License revenues represent fees earned for granting customers licenses to use our software products. While our basic distribution model is to provide services to aggregators of small business who agree to pay us a portion of their future revenues, thereby providing us with the expectation of future revenues as our distribution partners sell our services to their small business customers, late in 1999 we began offering perpetual software licenses. In addition, during 2000, we began to license our AccelX software products under a hybrid model whereby our customers purchase a fixed number of licenses under a perpetual license arrangement and purchase additional licenses on a recurring revenue share basis. Software license fees may continue to represent a significant portion of license revenue for at least the next several quarters as these fees are generally significantly larger than are the initial fees paid by those distribution partners who agree to pay us a portion of their future revenues.
We estimate that it will take those distribution partners up to one year or more after they commence distribution of our AccelX services to develop a significant base of small businesses using these services for the recurring revenues to become significant. Additionally, our license fee revenue may vary significantly from quarter to quarter due to the relative significance of individual contracts to our total revenue.

     During the three months ended March 31, 2001, we recognized $426,117 from the sale of initial software licenses compared with $438,900 for the similar 2000 period. The software license revenues in 2001 were primarily from a sale to SwissOnline AG, a European yellow page publisher. In addition to the initial license fee, we will earn recurring monthly license revenues for each small business subscriber in excess of 5,000 subscribers. The software license revenues in 2000 were primarily from a sale to Vetconnect, Inc., a vertical portal that provides Internet services for veterinarians. This contract contained up-front license fees without a recurring revenue component.

     We recognized $46,148 in recurring license fees for the three months ended March 31, 2001, compared with $242,827 for the similar 2000 period. The decrease between periods is a result of $200,000 in fees we earned in the 2000 period, net of $50,000 allocated to support and maintenance, from Switchboard, Inc. in the form of quarterly guaranteed minimum payments required to maintain limited exclusivity for our Site Builder product for a segment of the United States market. Switchboard's exclusivity rights terminated on June 30, 2000, and Switchboard will not, therefore, pay quarterly guaranteed minimum payments in the future.

     Services revenues consist principally of revenue derived from professional services for the customization of our software to customer specifications, assisting our customers in configuring and integrating our software applications, hosting fees and fees for ongoing maintenance and support. Our net revenues from services were $506,489 for the three months ended March 31, 2001, which represents an increase of 287% when compared with the similar 2000 period. The increase is primarily due to professional service revenue we earned in connection with the integration of our software products with our customers; increases in revenue recognized from support and maintenance agreements for our AccelX software; and service revenues during 2001 totalling $89,825 for our Jabber.com subsidiary.

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

Cost of Revenues:

     Cost of revenues as a percentage of net revenues from continuing operations
was 134% for the three months ended March 31, 2001, compared to   79% for the
similar 2000 period.

        Cost of license revenues - Cost of license revenues consists of compensation costs associated with personnel who assist our customers in delivering services to end users, third party content software license fees, and third party transaction fees. Cost of license revenues were $182,046 for the three months ended March 31, 2001, or 39% of net license revenues, compared with $199,226, or 29% of net license revenues for the similar 2000 period. The absolute dollar decrease was primarily attributable to (i) incurring $25,726 less in costs associated with delivering software enhancements for which we earn monthly license fees; and (ii) incurring $62,500 in the 2000 period for the amortization of a one-year third-party software license we purchased in 1999 to integrate directory functionality into our AccelX products. These decreases were partially off-set by an increase of $71,589 in costs , primarily for compensation and contractor expenses, associated with our client services organization, which commenced operating activities during the second half of 2000 to assist our distribution partners in the sell-through of our products and services to small business. Since our business plan is heavily dependent on recurring revenue from our distribution partners, we will continue to incur costs in assisting our distribution partners in obtaining market penetration and sell-through of our products and services and these costs may be significant.

        Cost of service revenues - Cost of service revenues consists of compensation costs and consulting fees associated with performing custom programming, installation and integration services for our customers and support services as well as costs for hosting services which consist of costs to operate our network operating center and other direct and indirect costs. Cost of service revenues was $1,132,928 for the three months ended March 31, 2001, or 224% of net service revenues, compared with $446,587, or 341% of net service revenues for the similar 2000 period. During the third quarter of 2000, we established separate professional services and customer support organizations to better service our customers. Consequently, with the formation of these two organizations, we incurred $360,535 more in costs in the 2001 period for professional services infrastructure expenses, including $71,799 for our Jabber.com subsidiary; and $177,245 more in costs in the 2001 period for customer support infrastructure costs, including $88,222 for our Jabber.com subsidiary. Infrastructure costs for these two organizations include employee compensation and other employee related costs. We expect these infrastructure expenses to increase only to the extent that revenue from professional services and support services increase in future periods. In addition, the absolute dollar increase was attributable to providing a higher volume of professional services to our customers. These increases were partially off-set by a reduction of $96,256 in costs associated with our network operating center, from $377,715 in the 2000 period to $281,459 in the 2001 period, primarily as a result of decreases in rent, third-party support costs and other lease expenses. Our network operating center has been built to accommodate our current customer base as well as significant additional projected growth. Consequently, the current cost to operate the network operating center is high compared to current revenues and will remain relatively high for at least the next several quarters as we continue to execute on our business plan. We also anticipate that cost of service revenues will increase in absolute dollars as well as a percentage of service revenues for at least the next several quarters as we build the support infrastructure for our Jabber.com subsidiary.

Operating Expenses:

     Sales and marketing expenses consist primarily of employee compensation, cost of travel, advertising and public relations, trade show expenses, and costs of marketing materials. Sales and marketing expenses were $604,879 for the three months ended March 31, 2001, or 62% of net revenues compared with $454,451, or 56% of net revenues for the similar 2000 period. These expenses included $212,101 in 2001, for our Jabber.com subsidiary. The increase in absolute dollars was primarily attributable to (i) $222,899 more in employee compensation costs including sales commissions; and (ii) a $54,093 increase in travel costs primarily associated with opening European markets. These increases were partially off-set by (i) a $43,417 decrease in fees paid to marketing and research consultants; and (ii) a $47,000 decrease in employee recruiting expenses as we did not incur such expense in the 2001 period. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods but decrease as a percentage of net revenues as our revenues increase from current levels as we continue to market our products and services.

     Product development expenses consist primarily of employee compensation and programming fees relating to the development and enhancement of the features and functionality of our software products and services. During the 2001 and 2000 periods, all product development costs were expensed as incurred. Product development expenses were $1,745,479 for the three months ended March 31, 2001, or 178% of net revenues compared with $1,122,604 or 138% of net revenues for the similar 2000 period. Product development expenses in 2001 include the development of our AccelX software products and our Jabber.com instant messaging products, which we began developing in the second quarter of 2000. During the three months ended March 31, 2001, we incurred expenses totalling $1,090,500 developing our AccelX products and $654,979 developing our Jabber products. The increase in absolute dollars was due primarily to (i) $449,896 more in employee compensation costs primarily as a result of 25 employees in our Jabber.com subsidiary which were hired during the third and forth quarters of 2000; (ii) incurring $100,000 for the purchase of source code for an ad generator software product which we expect to take to market in the second quarter of 2001; and
(iii) an increase of $32,538 in contract labor costs we incurred to augment our employee-base development teams. These increases were partially off-set by a $72,412 reduction in employee recruiting expenses as we paid less fees to third-party recruiting firms as the result of hiring a part-time recruiter. We believe that significant investments in product development are critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase in future periods.

     General and administrative expenses consist primarily of employee compensation, consulting expenses, fees for professional services, and non-cash expense related to stock and warrants issued for services. General and administrative expenses were $1,776,430 for the three months ended March 31, 2001, or 181% of net revenues compared with $1,762,322, or 216% of net revenues for the similar 2000 period. These expenses include $612,914 for 2001, for our Jabber.com subsidiary. The increase in absolute dollars was primarily attributable to (i) $143,301 more in office rent expense as we moved to a new office in May 2000 at a higher monthly rent, including office rent for our Jabber.com subsidiary; and (ii) $54,407 more in travel costs related to international travel. We expect general and administrative expenses to decrease as a percentage of revenues as our revenues increase.

     Depreciation and amortization was $1,064,336 for the three months ended March 31, 2001, compared to $2,174,011 for the similar 2000 period. We recorded $1,182,110 less in amortization expense, from $2,037,255 in the 2000 period to $855,145 in the 2001 period, related to the intangible assets and goodwill we acquired in the Durand Communications, NetIgnite, and Update Systems acquisitions as we reduced the basis of these assets during the forth quarter of 2000 as a result of recording an impairment loss. Because our business has never been profitable, and due to the other risks and uncertainties discussed herein, it is possible that an analysis of these long-lived assets in future periods could result in a conclusion that they are impaired, and the amount of the impairment could be substantial. If we determine that these long-lived assets are impaired, we would record a charge to earnings, which could be as much as the remaining net book value of the assets.

Other Income and Expenses:

     Interest income was $113,640 for the three months ended March 31, 2001, compared to $161,887 for the similar 2000 period. We earn interest by investing surplus cash in highly liquid investment funds or AAA or similarly rated commercial paper.

     Interest expense was $2,539,448 for the three months ended March 31, 2001, compared to $174,990 for the similar 2000 period. We recorded the following interest expense related to the 10% convertible note payable:

                                                Three months ended March 31,
                                                ----------------------------
                                                   2001              2000
                                                ----------        ----------
Amortization of discount                        $   44,440        $   50,381
Amortization of financing costs                     15,734            24,480
Beneficial conversion feature                    2,394,234           -
                                                ----------        ----------
   Total non-cash interest expense               2,454,408            74,861
Interest expense payable in cash                    69,479            95,890
                                                ----------        ----------
   Total 10% note payable interest expense      $2,523,887        $  170,751
                                                ==========        ==========

     The 10% convertible note payable was initially convertible into shares of our common stock at a conversion price of $10.07 per share. The conversion price is subject to anti-dilution protection in the event we issue common stock at prices less than the conversion price for the 10% convertible note payable or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. As a result of the private placement of preferred stock we completed in February 2001, the conversion price was reset to $2.50 per share. As a result, we recorded non-cash interest expense totalling $2,394,234 in the first quarter of 2001. If the conversion price is further reduced, we may be required to record additional charges against income and such charges may be significant.

     As a result of the $2.5 million note payable agreement executed on May 2, 2001, between our subsidiary Jabber.com and France Telecom (See Note 9 to Notes to Consolidated Financial Statements for information regarding the issuance of this note), we will record additional interest expense in future periods at a rate of 9.5% per annum until the note is paid in full or converted into preferred stock.

Discontinued Operations:

     On September 12, 2000, we sold our e-banking segment to a privately held company. The sale of this segment is reflected as a sale of discontinued operation in our consolidated financial statements. Accordingly, the revenues, costs and expenses of these discontinued operations have been excluded from the respective captions in the Consolidated Statement of Operations and have been reported as "Loss from discontinued operations" for all years presented.

     Summarized financial information for the discontinued operations is as follows:

                                                   Three Months Ended
                                                         March 31,
                                                --------------------------
                                                   2001            2000
                                                ----------      ----------
Net revenues                                    $   -           $  197,269
Cost of revenues and operating expenses         $   -           $  117,112
Loss from operations                            $   -           $   34,791

Preferred Stock Accretion Expense and Dividends:

     The terms of our preferred stock grant the holders the right to convert the preferred stock into shares of our common stock at specified conversion prices. In each issuance of preferred stock, the conversion price has included a beneficial conversion feature because the value of the common stock resulting from a theoretical conversion of the preferred stock on the issuance date is greater than the allocated value of the preferred stock. In addition, if the conversion price of the preferred stock is reduced in future periods, accounting principles generally accepted in the United States require us to re-compute the beneficial conversion feature on the then outstanding shares of preferred stock.

     Accounting principles generally accepted in the United States require us to record the beneficial conversion feature, the value of warrants and, in most instances, the cash offering costs as additional preferred stock dividends.
This non-cash charge to net loss applicable to common stockholders is labeled "Accretion of preferred stock to stated value".

     During the 2001 period, we recorded accretion expense totalling $2,856,627, including $1,970,558 related to the issuance of our series C-1 preferred stock and $886,069 related to the reset of the conversion price of our series B-2 preferred stock on February 28, 2001.

     The series B-2 and series C-1 preferred stock are currently convertible into shares of our common stock at $2.50 per share. The conversion prices are subject to anti-dilution protection in the event we issue common stock at prices less than the current conversion price for the preferred stock or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. If the conversion prices are reduced, we may be required to record additional charges against income and such charges may be significant.

     We may also incur additional preferred stock accretion expense in future periods as a result of the convertible preferred stock we issue in connection with the investment contemplated by France Telecom Technologies in our Jabber.com subsidiary. We will also record preferred stock dividends at the rate of 8% per annum on such preferred stock. We may also record additional preferred stock accretion expense if we issue our series C-2 preferred stock as contemplated in the securities purchase agreement we entered into on February 28, 2001. The accretion expense in future periods as a result of these two transactions, if any, maybe significant.

     Net Loss Applicable to Common Stockholders:

     Net loss allocable to common stockholders was $10,836,827 for the three months ended March 31, 2001, compared to $18,267,668 for the similar 2000 period. We recorded non-cash expenses for the following items:

                                                                            Three months ended
                                                                                  March 31,
                                                                        ----------------------------
                                                                            2001            2000
                                                                        ------------    ------------
Amortization of intangible assets and goodwill                          $    855,145    $  2,037,255
Stock and warrants issued for services                                       168,842         175,170
Beneficial conversion feature, amortization of discount and
  placement fees to interest expense and non-cash interest
  related to the 10% convertible note payable                              2,454,408          74,861
Preferred stock dividends                                                     -              373,126
Accretion of preferred stock                                               2,856,627      12,500,000
                                                                        ------------    ------------
Total                                                                   $  6,335,022    $ 15,160,412
                                                                        ============    ============

     The increase in losses reflect losses from Jabber.com totalling $1,999,970 for the three months ended March 31, 2001, and expenses in the sales and marketing, product development, and general and administrative areas that have increased at a faster rate than revenues. This is due to the time-lag associated with product development and market introduction as well as the long sales cycle for most of our products and services. We expect to continue to experience increased operating expenses during 2001, from Jabber.com and as we continue to develop new product offerings and the infrastructure required to support our anticipated growth. We expect to report operating and net losses for 2001 and for one or more years thereafter.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, we had cash and cash equivalents of $1,566,250 and working capital of $1,146,922. We financed our operations and capital expenditures and other investing activities during 2001 primarily through the sale of securities (See Note 5 to Notes to Consolidated Financial Statements for information regarding these sales of securities).

     We used $5,636,715 in cash to fund our operations for the three months ended March 31, 2001, compared to $3,759,432 for the similar 2000 period. The increase in net cash used in 2001 resulted primarily from cash used by the operations of Jabber.com which totalled approximately $1.8 million.

     We received $6,622 in cash from investing activities, including $30,000 from the collection of notes receivable from Company officers. The cash received was partially offset by purchases of property and equipment totalling $31,878 during the three months ended March 31, 2001, compared to $598,822 for the similar 2000 period. We plan to purchase an additional $1.8 million of property and equipment during the balance of 2001.

     In order to maintain operations and business and product development efforts at planned levels for our AccelX business, we will need to raise additional capital by June 2001. The timing of the need for this capital has been accelerated due to our continuing to internally fund the development of our Jabber.com business through April 2001. As an alternative to the remaining $2.5 million which may be raised pursuant to the preferred stock financing, we have a non-binding commitment from an institutional investor to provide from $1.25 to $2.5 million in the event that we are not able to satisfy the conditions required to be met to obtain the balance of the preferred stock financing. We expect to finalize this commitment within the next ten days. An additional $2.5 million would fund our AccelX business to at least September 2001. In addition to the foregoing financing alternatives, we are continuing our discussions with strategic and institutional investors for additional financing for our AccelX business.

     We believe that the initial $2.5 million investment by France Telecom Technologies in our Jabber.com subsidiary will be sufficient to fund Jabber.com's activities through October 2001. In addition, the $4.5 million additional investment in Jabber.com which is contemplated that France Telecom Technologies will make will be adequate to fund our Jabber.com operations through at least the first quarter of 2002. In addition to the funds that France Telecom Technologies is expected to provide, we intend to seek up to an additional $3 million to fund Jabber.com's business from other investors on terms similar to those for France Telecom Technologies.

     In the event that we are not able to obtain additional operating capital for our AccelX business, we will be required to (i) substantially reduce or to cease operations relating to this business, (ii) sell all or a portion of this business, or (iii) sell all or a portion of our interest in Jabber.com to raise additional working capital for our AccelX business. In addition, in the event that we are not able to complete the Jabber.com-France Telecom Technologies transaction as contemplated in the letter of intent, we could be required to substantially reduce operations relating to this business or to sell all or a portion of our interest in Jabber.com to raise the additional capital required to fund this business. The sale of all or a portion of our interest in Jabber.com should the France Telecom Technologies transaction not be completed could be difficult due to the pledge of our Jabber.com securities to secure the payment of the France Telecom Technologies note. A reduction in any of our operations or a sale of any of our assets could have a material adverse effect on our operating results and financial condition. In its report accompanying the audited financial statements for fiscal 2000, Arthur Andersen LLP expressed substantial doubt about our ability to continue as a going concern.

     EXPOSURE TO FOREIGN CURRENCY RISK

     During 2000, we expanded our operations to include customers located in Europe and we opened an office in Amsterdam. As a result, we are subject to exposure resulting from changes in the Euro (our subsidiary's functional currency) and other currencies related to the United States dollar. Further, from time to time, we may agree to accept a receivable denominated in currencies other than our functional currencies (i.e., the United States Dollar and the Euro). During 2001, we recorded $14,632 of transaction loss related to exchange rate changes between the Euro and the U.S. Dollar on receivables from customers denominated in the Euro.

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

Our limited operating history could affect our business. We were founded in March 1994 and commenced sales in February 1995. Subsequently, our business model has changed periodically to reflect changes in technology and markets. Accordingly, we have a limited operating history for our current business model upon which you may evaluate us. Our business is subject to the risks, exposures and difficulties frequently encountered by companies with a limited operating history including:

     .  Limited ability to respond to competitive developments;
     . Exaggerated effect of unfavorable changes in general economic and market conditions;
     .  Difficulty in attracting and retaining qualified personnel;
     . Limited ability to develop and introduce new product and service offerings;
     . Limited ability to adjust the business plan to address marketplace and technological changes; and
     .  Difficulty in obtaining operating capital.

There is no assurance we will be successful in addressing these risks. If we are unable to successfully address these risks our business could be significantly adversely affected.

     We have accumulated losses since inception and we anticipate that we will continue to accumulate losses for the foreseeable future. We have incurred net losses since inception totalling approximately $102 million through March 31, 2001. In addition, we expect to incur additional substantial operating and net losses in 2001 and for one or more years thereafter. We expect to incur these additional losses because:

     . We currently intend to increase our capital expenditures and operating expenses to cover the increasing activities of our Jabber.com, Inc. subsidiary; and
     . We recorded goodwill and other intangible assets totalling approximately $885,000 in the first quarter of 2001in connection with the acquisitions of three businesses and we will record amortization expense of approximately $2.5 million during the remainder of 2001 and $2.6 million in 2002. A review of these assets in future periods may indicate that the assets are impaired which would require us to record a charge to earnings and that charge may be significant.

           The accumulated deficit at March 31, 2001, included approximately $57.5 million of non-cash expenses related to the issuance of preferred stock and warrants in financing transactions, stock and stock options issued for services, warrants issued to four customers, interest expense on 10% convertible notes payable and amortization of assets acquired through the issuance of our securities. The current competitive business and capital environments likely will result in our issuance of similar securities in future financing transactions or to other companies as an inducement for them to enter into a business relationship with us. While these transactions represent non-cash charges, they will increase our expenses and net loss and our net loss applicable to common stockholders.

     If we are unable to raise additional working capital funds, we may not be able to sustain our operations. We believe that our present cash and cash equivalents, working capital available for our AccelX business is adequate to sustain this business only until June 2001. The funds raised in May 2001 from the investment by France Telecom Technologies in our Jabber.com subsidiary will be adequate to sustain Jabber.com's current level of operations only until November 2001. We will, therefore, need to obtain additional capital to fund our businesses. There is no assurance that we will be able to raise additional funds in amounts required or upon acceptable terms. If we cannot raise additional funds when needed, we may be required to curtail or scale back our operations or sell some of our assets. These actions could have a material adverse effect on our business, financial condition or results of operations.

     The pledge of our shares of Jabber.com, Inc. stock could result in our loss of all or a portion of this stock. We have pledged all of our shares of Jabber.com stock to secure a $2.5 million loan to Jabber.com by France Telecom Technologies. In the event that the loan is not converted into preferred stock as contemplated in the letter of intent and we or Jabber.com are not able to repay the loan in accordance with the terms, France Telecom Technologies could sell all or a portion of this stock, or take other actions to satisfy the to pay the interest and principal due on the note. The loss of all or a portion of this stock could have a material adverse effect on our consolidated results of operations or financial condition.

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

     We may be unable to develop desirable products. Our products are subject to rapid obsolescence and our future success will depend upon our ability to develop new features, products and services that meet changing customer and marketplace requirements. There is no assurance that we will be able to successfully:

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

     A limited number of our customers generate a significant portion of our revenues. We had four customers representing 82% of revenues for the three months ended March, 2001, and four customers representing 97% of revenues from continuing operations for the three months ended March 31, 2000. There is no assurance that we will be able to attract or retain major customers. The loss of, or reduction in demand for products or services from major customers could have a material adverse effect on our business, operating results, cashflow and financial condition.

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

     We may not be able to offer proprietary products based on the Jabber.org open-source movement without jeopardizing our relationship with the Jabber.org or other open-source communities. An important element of the business model for our Jabber.com, Inc. subsidiary is based upon Jabber.com's ability to offer proprietary products compatible with the Jabber.org open-source instant messaging systems. A key element of open-source software development movements is that the software and its code be offered to other developers and users free, provided that any one who makes an improvement or modification to the software and who intends to commercialize the improvement or modification, makes them available for free to the community and other users. In the event that the Jabber.org open-source community or other open-source communities withdraw their support for either Jabber.com or Jabber instant messaging products due to Jabber.com's sale of proprietary products or for any other reason, our and Jabber.com's business, financial condition or results of operations could be materially adversely affected, and may limit our ability to raise capital around this product.

     We may be unable to adjust our spending to account for potential fluctuations in our quarterly results. As a result of our limited operating history, we do not have historical financial data for a sufficient number of periods on which to base planned operating expenses. Therefore, our expense levels are based in part on our expectations as to future sales and to a large extent are fixed. We typically operate with little backlog and the sales cycles for our products and services may vary significantly. As a result, our quarterly sales and operating results generally depend on the volume and timing of and the ability to close customer contracts within the quarter, which are difficult to forecast. In addition, individual customers may account for a large portion of our revenues during one or more quarters which could result in a high degree of volatility in our revenues from one fiscal period to another. We may be unable to adjust spending in a timely manner to compensate for any unexpected sales shortfalls. If we were unable to so adjust, any significant shortfall of demand for our products and services in relation to our expectations would have an immediate adverse effect on our business, operating results and financial condition. Further, we currently intend to increase our capital expenditures and operating expenses to fund the operations of our Jabber.com, Inc. subsidiary. To the extent that such expenses precede or are not subsequently followed by increased sales, our business, operating results and financial condition will be materially adversely affected.

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

     The price of our common stock has been highly volatile due to factors that will continue to affect the price of our stock. Our common stock closed as high as $6.25 per share and as low as $1.00 per share between January 1, 2001 and May 7, 2001. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

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

     We have issued numerous options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of May 7, 2001, we had issued warrants and options to acquire 5,468,687 shares of our common stock, exercisable at prices ranging from $1.875 to $58.25 per share, with a weighted average exercise price of approximately $9.19 per share. In addition to these warrants and options, we have reserved 2,640,852 shares of common stock for issuance upon conversion of our 10% convertible notes and series B-2 and C-1 convertible preferred stock. We have also reserved up to 1,200,000 shares for issuance upon conversion of the series C-2 convertible preferred stock and exercise of the series C-2 warrant which may be purchased by the holder of the Series C-1 preferred stock and warrants. During the terms of these derivative securities, the holders will have the opportunity to profit from an increase in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the respective exercise or conversion price. In addition, the increase in the outstanding shares of our common stock as a result of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by current and future holders of our common stock.

     The potentially significant number of shares issuable upon conversion of our 10% convertible notes and convertible preferred stock could make it difficult to obtain additional financing. Due to the significant number of shares of our common stock which could result from a conversion of our 10% convertible notes and series B-2, C-1 and, if issued, C-2 convertible preferred stock, new investors may either decline to make an investment in Webb due to the potential negative effect this additional dilution could have on their investment or require that their investment be on terms at least as favorable as the terms of the notes or convertible preferred stock. If we are required to provide similar terms to obtain required financing in the future, the potential adverse effect of these financings could be perpetuated and significantly increased.

     Future sales of our common stock in the public market could adversely affect the price of our common stock. Sales of substantial amounts of common stock in the public market that is not currently freely tradable, or even the potential for such sales, could have an adverse affect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of May 7, 2001, these shares consist of:

     . Approximately 384,884 shares owned by our executive officers and directors of our outstanding common stock ("Affiliate Shares");
     . Up to 2,640,852 shares issuable upon conversion of the 10% convertible notes and series B-2 and C-1 preferred stock;
     .  Approximately 5,468,687 shares issuable to warrant and option holders;
        and
     . Up to 1,200,000 shares issuable upon conversion of the series C-2 convertible preferred stock and exercise of the series C-2 warrant which may be issued to the holder of the Series C-1 preferred stock.

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

     The issuance of our 10% convertible notes payable and convertible preferred stock has required us to record non-cash expenses which, in turn, increased our
net loss applicable to common shareholders.   Based on generally accepted
accounting principles, we recorded a non-cash expense of approximately $2.5 million as additional interest expense and $2.9 million of accretion expense for the three months ended March 31, 2001, as a result of the issuance of our 10% convertible notes and the issuance of our series C-1 and B-2 preferred stock, respectively. In addition, we may incur significant additional non-cash expenses if we issue the series C-2 convertible preferred stock and accompanying warrant to the holder of the Series C-1 preferred stock or if the conversion prices of our convertible securities or the exercise price of certain warrants are reset.

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

Items 1, 3 to 5.  Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

     On February 28, 2001, we sold 2,500 shares of our series C-1 preferred stock, $1,000 stated value, an investor for $2.5 million. In connection with this investment, the investor was granted a warrant to purchase 500,000 shares of our common stock at an initial exercise price of $3.75 per share. See Note 5 of the Notes to Consolidated Financial Statements for a description of the terms of the securities. The securities were not registered under the Securities Act of 1933, as amended, in reliance upon Regulation D promulgated by the Securities and Exchange Commission.

     On May 2, 2001, our Jabber.com subsidiary executed a convertible note payable with an investor for $2.5 million. See Note 9 of the Notes to Consolidated Financial Statements for a description of this transaction. The securities were not registered under the Securities Act of 1933 in reliance upon
Section 4(2) of this act.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Listing of Exhibits:

     3.1     Articles of Incorporation, as amended, of Webb (1)

     3.2     Bylaws of Webb (2)
     4.1     Specimen form of Webb's Common Stock certificate (3)
     4.2     Stock Option Plan of 1995 (2)
     4.3     Form of Incentive Stock Option Agreement for Stock Option Plan of
             1995 (2)
     4.4     Form of Nonstatutory Stock Option Agreement for Stock Option Plan
             of 1995 (2)
     4.5     Stock Option Plan of 2000, including forms of Incentive and
             Nonstatutory Stock Option Agreements (14)
     4.6     Jabber.com, Inc. Stock Option Plan of 2000, including forms of
             Incentive and Nonstatutory Stock Option Agreements (14)
     10.1    Form of Nondisclosure and Nonsolicitation Agreement between Webb and its employees (1)
     10.2    Office Lease for Webb's principal offices commencing May 2000 (5)
     10.3    Form of Change of Control Agreement between Webb and certain employees (4)
     10.4    Employment Agreement dated March 10, 1999, among Webb, NetIgnite2,
             LLC and Perry Evans (4)
     10.5    Securities Purchase Agreement dated August 25, 1999 between Webb and Castle Creek (6)
     10.6    Promissory Note dated August 25, 1999 issued by Webb to Castle
             Creek (6)
     10.7    Amendment dated December 18, 1999 to Securities Purchase Agreement dated August 25, 1999 between Webb and Castle Creek (7)
     10.8    First Amendment dated December 18, 1999 to Promissory Note dated
             August 25, 1999 issued by Webb to Castle Creek (7)
     10.9    Stock Purchase Warrant dated December 18, 1999 issued by Webb to
             Castle Creek (2)
     10.10   Securities Purchase Agreement dated December 31, 1999, between
             Webb, Marshall Capital Management and Castle Creek. Included as
             exhibits to the Securities Purchase Agreement are the proposed form of Warrant and the Registration Rights Agreement (8)
     10.11   Letter Agreement dated as of September 14, 2000 between Webb and
             Castle Creek.  (9)
     10.12   Articles of Amendment setting forth the terms of the series B-2 convertible preferred stock (9)
     10.13   Exchange Agreement dated as of September 14, 2000, between Webb and
             Castle Creek (9)
     10.14   Securities Purchase Agreement dated as of February 28, 2001, between Webb and Castle Creek Technology Partners LLC. Included as
             exhibits thereto are the Articles of Amendment setting forth the terms of the Series C-1 Convertible Preferred Stock, the form of
             Articles of Amendment for the Series C-2 Convertible Preferred
             Stock, the forms of Series C-1 and C-2 Warrants and the
             Registration Rights Agreement (15)
     10.15   Articles of Amendment setting forth the terms of the Series C-1
             Convertible Preferred Stock (15)
     10.16   Note Purchase Agreement, Series B Convertible Preferred Stock
             Agreement, effective May 2, 2001, between Jabber.com. Inc, a majority-owned subsidiary of Webb, and France Telecom Technologies
             (16)
     10.17   Articles of Amendment for Webb's subsidiary, Jabber.com. Inc., setting forth the terms of its series B and series C convertible preferred stock (16)
     10.18   Master Software License Agreement, Maintenance and Support
             Agreement and Professional Services Agreement, effective February
             28, 2001, between Webb and SwissOnline AG (*)
     13      The registrant intends to deliver to its shareholders a copy of
             2000 Annual Report on form 10-KSB (without exhibits), in lieu of a separate Annual Report to Shareholders
     21      Subsidiaries of Webb Interactive Services, Inc. (14)
-----------------------------
*    Filed herewith.
(1) Filed with the Form 10-KSB Annual Report for the year ended December 31, 1997, Commission File No. 0-28462.
(2) Filed with the Form 8-K Current Report, filed January 14, 2000, Commission File No. 0-28642.
(3) Filed with the Form 10-QSB for the quarter ended June 30, 1999, Commission File No. 0-28642.
(4) Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
(5) Filed with the initial Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(6) Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.

(7) Filed with the Form 10-KSB Annual Report for the year ended December 31, 1998, Commission File No. 0-28462.
(8) Filed with the Form 8-K Current Report, filed September 2, 1999, Commission File No. 0-28642.
(9) Filed with Amendment No. 2 to Webb's Registration Statement on Form S-3, filed January 3, 2000, Commission File No. 333-87887
(10) Filed with the Form 8-K Current Report, filed January 5, 2000, Commission File No. 0-28642.
(11) Filed with the Form 8-K Current Report, filed February 25, 2000, Commission File No. 0-28642.
(12) Filed with the Registration Statement on Form S-3, filed September 2, 1999, Commission File No. 333-86465.
(13) File with the Form 10-KSB Annual Report for the year ended December 31, 1999, Commission File No. 0-28462.
(14) File with the Form 10-KSB Annual Report for the year ended December 31, 2000, Commission File No. 0-28462.
(15) Filed with the Form 8-K Current Report, filed March 1, 2001, Commission File No. 0-28642.
(16) Filed with the Form 8-K Current Report, filed May 10, 2001, Commission File No. 0-28642.


     (b) Reports on Form 8-K. The Company filed reports on Form 8-K during the quarter ended March 31, 2000 as follows: (i) filed under Item 5 of Form 8-K on March 1, 2001; (ii) filed under Item 5 of Form 8-k on May 10, 2001.

                                  Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        WEBB INTERACTIVE SERVICES, INC.



Date:  May 16, 2001                     By  /s/ William R. Cullen
                                            ---------------------------
                                            Chief Financial Officer



                                            /s/ Stuart Lucko
                                            ---------------------------
                                            Controller