Form 10QSB/A
period 2001-03-31
WEBB INTERACTIVE SERVICES INC
filed 2001-08-20
CIK 1011901

                           FORM 10-QSB/A - Quarterly
    Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

FORM 10-QSB/A

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of l934.

For the period ended March 31, 2001.
                     ---------------

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

For the transition period from _____________ to ____________.

Commission File Number         0-28462.
                       ----------------

WEBB INTERACTIVE SERVICES, INC.
-------------------------------
(Exact name of registrant as specified in its charter)

COLORADO                                         84-1293864
-----------------------------------------------------------
(State or other jurisdiction                I.R.S. Employer
of incorporation or organization        Identification No.)

1899 WYNKOOP, SUITE 600, DENVER, CO  80202
------------------------------------------
(Address of principal executive offices)    (Zipcode)

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

-----------------------------

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES
                                     Index
                                     -----

                                                                                                               Page
                                                                                                            ---------
Part I.   Financial Information

          Item 1.   Unaudited Financial Statements

          Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000                                  3

          Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2000                4

          Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000              5-6

          Notes to Consolidated Financial Statements                                                           7-18

          Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations     19-34

Part II.  Other Information

          Items 1, 3- 5.   Not Applicable                                                                        35

          Item 2.   Changes in Securities and Use of Proceeds                                                    35

          Item 6.   Exhibits and Reports on Form 8-K                                                          35-36

Signatures                                                                                                       37


                        ------------------------------

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

                                     PART I
                             FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                               March 31,            December 31,
                                                                                                 2001                  2000
                                                                                            --------------         --------------
                                                                                          (As Restated--See      (As Restated--See
                                                                                                Note 10)              Note 10)
                                            ASSETS
Current assets:
  Cash and cash equivalents                                                                 $   1,566,250          $    4,856,686
  Restricted cash                                                                                 525,000                 525,000
  Accounts receivable, net of allowance for doubtful accounts of $96,000 and $151,882,
   respectively                                                                                 1,194,498                 469,639
  Prepaid expenses                                                                                658,285                 301,657
  Notes receivable from Company officers                                                          171,992                 198,444
  Short-term deposits                                                                              35,991                 370,522
                                                                                            -------------          --------------

    Total current assets                                                                        4,152,016               6,721,948
Property and equipment, net of accumulated depreciation of $1,284,226 and $963,417,
 respectively                                                                                   2,517,912               2,830,132
Intangible assets, net of accumulated amortization of $11,725,457 and
 $10,870,312, respectively                                                                      5,146,522               6,001,667
Deferred financing costs                                                                          693,536                 815,301
Other assets                                                                                       46,362                  51,689
                                                                                            -------------          --------------
    Total assets                                                                            $  12,556,348          $   16,420,737
                                                                                            =============          ==============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Capital leases payable                                                                    $     117,315          $      227,876
  Accounts payable and accrued liabilities                                                      1,484,984               2,142,731
  Accrued salaries and payroll taxes payable                                                    1,038,006               1,232,844
  Accrued interest payable                                                                         69,479                  63,014
  Customer deposits and deferred revenue                                                          295,310                 174,522
                                                                                            -------------          --------------

    Total current liabilities                                                                   3,005,094               3,840,987
10% convertible note payable, net of discount of $251,236 and
 $295,676, respectively                                                                         2,402,874               2,358,434
Commitments and contingencies
Stockholders' equity
  Preferred stock, no par value, 5,000,000 shares authorized:
    Series C-1 convertible preferred stock, 2,500 and none shares issued and outstanding,
     respectively                                                                               2,450,000                       -

    Series B-2 convertible preferred stock, 978 shares issued and outstanding                     912,286                 912,286

  Common stock, no par value, 60,000,000 shares authorized, 10,354,473 shares issued and
   outstanding                                                                                 90,037,452              85,506,004
  Warrants and options                                                                         16,273,080              15,450,237
  Deferred compensation                                                                          (202,727)               (154,774)
  Accumulated other comprehensive income                                                            1,590                   1,371
  Accumulated deficit                                                                        (102,323,301)            (91,493,808)
                                                                                            -------------          --------------
    Total stockholders' equity                                                                  7,148,380              10,221,316
                                                                                            -------------          --------------
    Total liabilities and stockholders' equity                                              $  12,556,348          $   16,420,737
                                                                                            =============          ==============

The accompanying notes to consolidated financial statements are an integral part of these consolidated  balance sheets.

                WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                  ---------------------------------------
                                                                                      2001                       2000
                                                                                 --------------            --------------
                                                                               (As Restated--See         (As Restated--See
                                                                                     Note 10)                 Note 10)
Net revenues                                                                      $    978,754             $      812,553
Cost of revenues                                                                     1,314,974                    645,813
                                                                                  ------------             --------------
 Gross margin                                                                         (336,220)                   166,740
                                                                                  ------------             --------------
Operating expenses:
 Sales and marketing                                                                   604,879                    454,451
 Product development                                                                 1,745,479                  1,122,604
 General and administrative                                                          1,776,430                  1,762,321
 Depreciation and amortization                                                       1,064,336                  2,174,012
                                                                                  ------------             --------------
                                                                                     5,191,124                  5,513,388
                                                                                  ------------             --------------
 Loss from operations                                                               (5,527,344)                (5,346,648)

Interest income                                                                        113,640                    161,887
Interest expense                                                                    (2,645,479)                  (369,380)
Loss on foreign currency transactions                                                  (14,632)                         -
Loss on disposition of property and equipment                                          (12,416)                         -
                                                                                  ------------             --------------

Net loss from continuing operations                                                 (8,086,231)                (5,554,141)

Loss from discontinued operations                                                            -                    (34,791)
                                                                                  ------------             --------------

Net loss before minority interest                                                   (8,086,231)                (5,588,932)

Minority interest share of losses in subsidiary                                        113,365                          -
                                                                                  ------------             --------------

Net loss                                                                            (7,972,866)                (5,588,932)

Preferred stock dividends                                                                    -                   (373,126)
Accretion of preferred stock to stated value                                        (2,856,627)               (12,500,000)
                                                                                  ------------             --------------

Net loss applicable to common stockholders                                        $(10,829,493)            $  (18,462,058)
                                                                                  ============             ==============
Net loss applicable to common stockholders from continuing operations per
 share, basic and diluted                                                               $(1.05)                    $(2.13)

                                                                                  ============             ==============
Net loss applicable to common stockholders per share from discontinued
 operations, basic and diluted                                                               -                          -

                                                                                  ============             ==============
Net loss applicable to common stockholders per share, basic and diluted                 $(1.05)                    $(2.13)
                                                                                  ============             ==============
Weighted average shares outstanding, basic and diluted                              10,354,473                  8,667,640
                                                                                  ============             ==============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                Webb Interactive Services, Inc. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                   ---------------------------------------
                                                                                        2001                      2000
                                                                                   --------------           --------------
                                                                                 (As Restated--See        (As Restated--See
                                                                                       Note 10)                Note 10)
Cash flows from operating activities:
 Net loss                                                                          $ (7,972,866)             $  (5,588,932)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                      1,178,327                  2,270,898
   Minority interest in losses of subsidiary                                           (113,365)                         -
   Stock and stock options issued for services                                          168,842                    175,170
   Loss on sale and disposal of property and equipment                                   12,416                          -
   Bad debt expense                                                                      14,030                          -
   Accrued interest income on notes receivable                                           (3,548)                         -
   Interest expense on 10% convertible note from beneficial conversion
    feature                                                                           2,394,234                          -
   Amortization of 10% convertible note payable discount                                 44,440                     50,381
   Amortization of 10% convertible note payable financing costs                         121,765                    218,870
 Changes in operating assets and liabilities:
   Increase in restricted cash                                                                -                   (453,624)
   Increase in accounts receivable                                                     (738,889)                  (516,604)
   (Increase) decrease in prepaid expenses                                             (356,628)                   127,003
   Decrease (increase) in short-term deposits and other assets                          339,858                    (25,205)
   (Decrease) increase in accounts payable and accrued liabilities                     (657,746)                   280,669
   Increase in accrued salaries and payroll taxes payable                              (194,838)                  (223,306)
   Increase (decrease) in accrued interest payable                                        6,465                    (30,136)
   Increase (decrease) in customer deposits and deferred revenue                        120,788                    (44,616)
                                                                                   ------------             --------------
   Net cash used in operating activities                                             (5,636,715)                (3,759,432)
                                                                                   ------------             --------------
Cash flows from investing activities:
 Proceeds from the sale of property and equipment                                         8,500                          -
 Purchase of property and equipment                                                     (31,878)                  (598,822)
 Collection of notes receivable from Company officers                                    30,000                          -
                                                                                   ------------             --------------
   Net cash provided by (used in) investing activities                                    6,622                   (598,822)
                                                                                   ------------             --------------
Cash flows from financing activities:
  Payments on capital leases                                                           (110,561)                   (35,679)
  Proceeds from exercise of stock options and warrants                                        -                  6,165,461
  Proceeds from issuance of series C-1 preferred stock and warrant                    2,500,000                          -
  Proceeds from issuance of series B preferred stock and warrants                             -                 12,500,000
  Preferred stock cash offering costs                                                   (50,000)                  (840,000)
                                                                                   ------------             --------------
   Net cash provided by financing activities                                          2,339,439                 17,789,782
                                                                                   ------------             --------------
Net (decrease) increase in cash and cash equivalents                                 (3,290,654)                13,431,528
Effect of foreign currency exchange rate changes on cash                                    218                          -
Cash and cash equivalents, beginning of period                                        4,856,686                  4,164,371
                                                                                   ------------             --------------
Cash and cash equivalents, end of period                                           $  1,566,250             $   17,595,899
                                                                                   ============             ==============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED Statements of Cash Flows (Continued)
                                  (UNAUDITED)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                    --------------------------------------
                                                                                       2001                       2000
                                                                                    -----------               ------------
                                                                                (As Restated--See         (As Restated--See
                                                                                      Note 10)                  Note 10)

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                           $    78,575               $   130,265
                                                                                    ===========               ===========
Supplemental schedule of non-cash investing and financing activities:
   Common stock and warrants issued in business combinations                        $    -                    $ 9,995,417
   Accretion of preferred stock to stated value                                     $ 2,856,627               $12,500,000
   Preferred stock dividends paid in common stock                                   $    -                    $   373,126
   Preferred stock and dividends converted to common stock                          $    -                    $ 1,023,028
   10% note payable converted to common stock                                       $    -                    $   803,569



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES
                     MARCH 31, 2001 AND DECEMBER 31, 2000
                                 (UNAUDITIED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements include the accounts of Webb Interactive Services, Inc. and its subsidiaries (collectively "Webb" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest share of the net loss of our Jabber.com subsidiary is recorded based upon the minority interest share in the net assets of Jabber.com. The consolidated financial statements have been prepared without audit pursuant to rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. The interim financial statements should be read in connection with the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

     The accompanying consolidated financial statements have been prepared assuming that Webb will continue as a going concern. Among other factors, we have incurred significant and recurring losses from operations, and such losses are expected to continue in the near future, which raises substantial doubt about the ability of Webb to continue as a going concern. Management's plans in regard to these matters are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The report of Arthur Andersen LLP, our independent public accountants, issued with regard to our financial statements for the year ended December 31, 2001, included a paragraph expressing substantial doubt about our ability to continue as a going concern.

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

     At March 31, 2001, we had $1,566,250 in cash and cash equivalents and $1,146,922 in working capital. We have expended significant funds to develop our current product offerings and we anticipate increased operating expenses and research and development expenditures in 2001, which we believe are necessary for us to further develop and market our products as well as to achieve market acceptance of our products in sufficient quantities to achieve positive cash flow from operations. Our continued viability depends, in part, on our ability to obtain additional profitable customer contracts and at some point in the future to obtain additional capital through debt or equity financing sufficient to fund our expected operations. We believe that our cash and cash equivalents and working capital at May 16, 2001, are adequate to fund our AccelX business through May 2001. In addition, as of May 16, 2001, we expect the proceeds from the convertible note issued in May 2001 (See Note 9) to be adequate to sustain our Jabber.com operations through at least October 2001. In addition to the remaining $2.5 million which may be raised pursuant to the February 2001 preferred stock financing and the additional $4.5 million expected to be raised from the sale of Jabber.com preferred stock, we are in discussions with strategic and institutional investors for an additional $10 million of financing which we believe would be sufficient to fund our operations through at least the first quarter of 2002. However, we have no commitments for the $10 million financing and the conditions to the private investor's obligation to purchase the additional $2.5 million worth of our preferred stock may not be satisfied and the additional sale of $4.5 million worth of Jabber.com's preferred stock may not occur. Therefore, there can be no assurances that any of these financings will be completed, or if completed, that the terms of any such financings will be acceptable to us. If we are not successful in obtaining funding in appropriate amounts or at appropriate terms, we would consider significant reductions in our operating activities, particularly those relating to our AccelX business, and/or the sale of all or a portion of either our AccelX or our Jabber.com businesses.

     As discussed in Note 10, during August, 2001, the Company determined to re-characterize a warrant issued to a note holder in December 1999, and accordingly modified its accounting for the warrant. Previously reported financial statements have been restated to reflect this re-characterization and revised accounting.

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

     Revenue from professional services billed on a time and materials basis is recognized as the services are performed and amounts due from customers are deemed collectible and are contractually non-refundable. Revenue from fixed price long-term contracts is recognized on the percentage of completion method for individual contracts. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, or if we are unable to make sufficient accurate estimates of costs at the outset of the arrangement, we use the completed contract method of accounting whereby revenue is recognized when the work is completed. Customer advances and billed amounts due from or collected from customers in excess of revenue recognized are recorded as deferred revenue.

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

     Net revenues from continuing operations are comprised of the following:

                                                  Three Months Ended
                                                       March 31,
                                          ----------------------------------
                                            2001                      2000
                                          --------                  --------

Net revenues:
 License                                  $472,265                  $681,727
 Services                                  506,489                   130,826
                                          --------                  --------
 Total net revenues                       $978,754                  $812,553
                                          ========                  ========


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

                                                  Three Months Ended
                                                       March 31,
                                          ----------------------------------
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

     In addition, subject to certain conditions, including the Securities and Exchange Commission declaring the associated Registration Statement effective and the market capitalization for our common stock being at least $32.3 million, we have the right to sell 2,500 shares of our series C-2 convertible preferred stock (the "series C-2 preferred sock") to the investor for gross proceeds of $2,500,000. The initial conversion price of the series C-2 preferred stock will be equal to the lesser of 80% of the average closing bid price of our common stock for three trading days immediately preceding the issuance of the series C-2 preferred stock, 80% of the closing bid price of our common stock on the trading day immediately preceding such issuance or $7.50 per share. If we consummate the sale of our series C-2 preferred stock, we will also issue a common stock purchase warrant to the investor. The number of shares issuable upon exercise of the warrant will be determined by the aggregate value of the series C-2 preferred stock divided by the initial conversion price multiplied by 20%. The exercise price of the warrant will be computed as the greater of 150% of the initial conversion price of the series C-2 preferred stock and the closing bid price on the trading day immediately preceding the issuance date. The issuance of the series C-2 preferred stock may result in significant charges to be recorded against net losses applicable to common stockholders.

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
                                                            ==========

     As a result of the issuance of the series C-1 preferred stock, in accordance with terms of the original agreements, the conversion prices for the 10% note payable and our series B-2 preferred stock as well as the exercise prices for the 10% note payable and series B preferred stock warrants were reset as indicated below:

                                                      Conversion or
                                                     Exercise Price
                                                       Immediately                 Conversion or Exercise
                                                  Preceding Series C-1             Price Immediately After
                                                     Preferred Stock                Series C-1 Preferred
                                                        Issuance                       Stock Issuance
-------------------------------------------------------------------------          -----------------------
10% convertible note payable                                    $   10.07                         $   2.50
Series B-2 preferred stock                                      $10.20408                         $   2.50
Series B common stock purchase warrants                         $   3.875                         $3.75374
10% note payable common stock purchase warrant                  $  10.264                         $9.33431

     As a result of the reset provisions, we recorded additional non-cash expenses in February 2001, totalling $3,314,499 as summarized below:

10% convertible note payable                                            $2,394,234
Series B-2 preferred stock                                                 886,069
Series B common stock purchase warrants                                      2,264
10% note payable common stock purchase warrant                              31,932
                                                                        ----------
Total expense                                                           $3,314,499
                                                                        ==========

     With respect to the 10% convertible note payable and the series B-2 preferred stock, the non-cash expense represents an additional beneficial conversion feature calculated by multiplying the incremental number of common shares issuable upon conversion after the reset by the fair market value of our common stock on the issuance date of the series C-1 preferred stock as follows:

                                                                  10% Convertible             Series B-2
                                                                   Note Payable             Preferred Stock
                                                               -------------------       -------------------
Value of security                                                       $2,654,110                 $ 978,000
Conversion price before reset                                           $    10.07                 $10.20408
Number of common shares issuable upon conversion
 before reset                                                              263,566                    95,844
Conversion price after reset                                            $     2.50                 $    2.50
Incremental number of common shares issuable upon conversion
 after reset                                                               798,078                   295,356
Fair market value of common stock on series C-1 preferred
 stock issuance date                                                    $     3.00                 $    3.00
Additional beneficial conversion feature recognized as
 interest expense                                                       $2,394,234
Additional beneficial conversion feature recognized a
 preferred stock dividend.                                                                         $ 886,068

  With respect to the warrants, the non-cash expense was computed based on the difference of the warrant value immediately before the reset to the value immediately after the reset using the Black-Scholes option pricing model as indicated below:

                                                                              10% Note Payable Common Stock Purchase
                        Series B Common Stock Purchase Warrant                                Warrant
                     --------------------------------------------          --------------------------------------------
                        Immediately             Immediately After             Immediately             Immediately After
                      Preceding Reset                 Reset                 Preceding Reset                 Reset
                     -----------------          -----------------          -----------------          -----------------
Common stock
 issuable upon
 exercise of                   343,750                    343,750                    136,519                    150,116
 warrant
Exercise price                $   3.85                   $3.75374                  $10.26425                   $9.33431
Fair market value
 of common stock
 on date of                   $   3.00                   $   3.00                  $    3.00                   $   3.00
 issuance
 Option life                   5 years                    5 years                    5 years                    5 years
Volatility rate                   120%                       120%                       104%                       104%
Risk-free rate of                6.71%                      6.71%                      6.0%                        6.0%
 return
Dividend rate                       0%                         0%                         0%                         0%
Calculated value              $854,110                   $856,374                  $ 256,731                   $288,663

NOTE 6 -  STOCK BASED COMPENSATION EXPENSE

  During the three months ended March 31, 2001, we issued options to purchase our common stock as described below and recorded expense as set forth in the following table:


                                             Number of Shares                                          Deferred
                                                or Warrants                                          Compensation
                                                  Issued                    Expense                    Expense
------------------------------------         -----------------         ------------------         ------------------
Stock options issued to consulting
 company                                               120,000                   $  4,340                   $151,905
Amortization of previous years
 deferred compensation                                       -                    164,502                    184,820
                                             -----------------         ------------------         ------------------
                                                       120,000                   $168,842                   $336,725
                                             =================         ==================         ==================

     In March 2001, we issued a three-year option to purchase 120,000 shares of our common stock at an exercise price of $2.813 per share to a consulting company in connection with investor relation services to be rendered to Webb. The options vest one third on the grant date and one third on each of the next two anniversary dates of the agreement. The option agreement provides for accelerated vesting dates for the unvested options provided the consulting company meets certain specified objectives. We valued the options at $220,148 and applied variable plan accounting pursuant to SFAS 123 and related interpretation EITF-96-18 to the 80,000 unvested options, utilizing the Black-Scholes option pricing model using the following assumptions:

                                                                   40,000 Options             80,000 Options
                                                                 -----------------          -----------------
Exercise price                                                              $2.813                     $2.813
Fair market value of common stock on valuation date                         $2.813                     $1.500
Option life                                                                3 years                    3 years
Volatility rate                                                               121%                       119%
Risk-free rate of return                                                      6.0%                       6.0%
Dividend rate                                                                   0%                         0%

  Because variable plan accounting requires us to revalue the unvested options at each balance sheet date, the value of the option and related expense in future periods may increase significantly if our stock price increases.

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

     Summarized financial information for the discontinued operation is as follows:

                                                                        Three Months Ended
                                                                            March 31,
                                                                 --------------------------------
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

                                                                    March 31,                December 31,
                                                                      2001                      2000
                                                               -------------------       -------------------
                                                                (As Restated--See         (As Restated--See
                                                                    Note 10)                   Note 10)
Assets
--------------------------------------------------------------
AccelX                                                                 $11,807,938               $15,460,370
Jabber.com                                                               3,714,737                 4,016,533
Eliminations                                                            (2,966,327)               (3,056,166)
                                                               -------------------       -------------------
Total assets                                                           $12,556,348               $16,420,737
                                                               ===================       ===================

Property and equipment, net
--------------------------------------------------------------
AccelX                                                                 $ 2,270,675               $ 2,566,359
Jabber.com                                                                 247,237                   263,773
                                                               -------------------       -------------------
Total                                                                  $ 2,517,912               $ 2,830,132
                                                               ===================       ===================

                                                                             Three Months Ended
                                                                                  March 31,
                                                               ---------------------------------------------
                                                                       2001                      2000
                                                               -------------------       -------------------
                                                                (As Restated--See         (As Restated--See
                                                                     Note 10)                  Note 10)
Net revenues from continuing operations
---------------------------------------------------------------
AccelX                                                                 $   878,929               $   812,553
Jabber.com                                                                  99,825                         -
                                                               -------------------       -------------------
Total net revenues from continuing operations                          $   978,754               $   812,553
                                                               ===================       ===================

Net loss from continuing operations
---------------------------------------------------------------
AccelX                                                                 $(8,169,932)              $(5,554,141)
Jabber.com                                                              (1,999,970)                        -
Eliminations                                                             2,083,671                         -
                                                               -------------------       -------------------
Total net loss from continuing operations                              $(8,086,231)              $(5,554,141)
                                                               ===================       ===================

Depreciation and amortization
---------------------------------------------------------------
AccelX                                                                 $ 1,040,170               $ 2,174,011
Jabber.com                                                                 385,809                         -
Eliminations                                                              (361,643)                        -
                                                               -------------------       -------------------
Total depreciation and amortization expense                            $ 1,064,336               $ 2,174,011
                                                               ===================       ===================

Property and equipment additions
---------------------------------------------------------------
AccelX                                                                 $    24,248               $  598,822
Jabber.com                                                                   7,630                        -
                                                               -------------------       -------------------
Total                                                                  $    31,878               $  598,822
                                                               ===================       ===================

NOTE 9 - SUBSEQUENT EVENTS

     Investment in Jabber.com-

     On May 2, 2001, Webb, Jabber.com, Inc., a subsidiary of Webb ("Jabber.com"), France Telecom and France Telecom Technologies, a wholly-owned subsidiary of France Telecom ("FTT"), entered into a nonbinding series B convertible preferred stock Summary of Terms (the "Letter of Intent"). The Letter of Intent provides for the purchase by FTT (or an affiliated entity) of up to $7 million of series B preferred stock of Jabber.com..

     As contemplated by the Letter of Intent, FTT loaned Jabber.com $2.5 million pursuant to a convertible promissory note. This amount, together with interest which accrues at an annual rate of 9.5%, is convertible into series B preferred stock of Jabber.com: (i) at the time FTT enters into a binding stock purchase agreement pursuant to which it agrees to acquire equity securities of Jabber.com with a purchase price of at least $5 million, including the loan amount converted (or such lesser amount as is agreed in writing to by Jabber.com and
FTT); or (ii) at the option of FTT prior to the maturity date of the loan. Unless earlier converted, the loan is due on demand any time after May 2, 2002. The obligations of Jabber.com are secured by: (i) a security interest in substantially all of the assets of Jabber.com; (ii) a guaranty given by Webb; and (iii) a pledge by Webb of the stock it holds in Jabber.com. In the event that the loan is not converted into preferred stock as contemplated in the letter of intent and we or Jabber.com are not able to repay the loan in accordance with the terms, France Telecom Technologies could sell all or a portion of this stock, or take other actions to satisfy the interest and principal due on the note. The loss of all or a portion of this stock could have a material adverse effect on our consolidated results of operations or financial condition.

     The Letter of Intent contemplated that FTT's $2.5 million loan, plus accrued interest, will be converted to series B preferred stock of Jabber.com on or before July 2, 2001, at the time the parties enter into a definitive stock purchase agreement. The stock purchase agreement was to provide that FTT would purchase $2.5 million of series B preferred stock on or about September 1, 2001, at the price determined in the stock purchase agreement. On or prior to January 31, 2002, FTT was to be required to purchase additional shares of Jabber.com series B preferred stock, depending upon Jabber.com's 2001 net revenues. If Jabber.com's 2001 net revenues are equal or greater than $3,962,000, then: (i) Jabber.com will have the option to require FTT to purchase an additional $2 million worth of series B preferred stock at the price determined in the stock purchase agreement; and (ii) FTT will have the option to purchase an additional $2 million of series B preferred stock at the price determined in the stock purchase agreement. If Jabber.com's 2001 net revenues are either less than $3,962,000 or greater than $6,603,000, then Jabber.com and FTT may mutually decide whether FTT will purchase $2 million of series B preferred stock at a price to be determined by the parties. Notwithstanding the foregoing, if Jabber.com's 2001 revenues are less than $3,962,000, then FTT will have the option to purchase $2 million of series B preferred stock at the price determined in the stock purchase agreement, and if Jabber.com's 2001 net revenues are greater than $6,603,000, then Jabber.com will have the option to require FTT to purchase $2 million of series B preferred stock at the price determined in the stock purchase agreement.

     Conversion of Series B-2 Preferred Stock-

     During April and May, 2001, the holder of our series B-2 preferred stock converted 528 shares of the series B-2 preferred stock into 211,200 shares of our common stock at conversion prices of $2.50 per share as summarized in the following table:


                                                                                Number of Shares
                                                                 ---------------------------------------------
                                                                      Series B-2
                     Conversion Date                                Preferred Stock            Common Stock
----------------------------------------------------------       -------------------       -------------------
April 26, 2001                                                                   250                   100,000
May 7, 2001                                                                      160                    64,000
May 8, 2001                                                                       80                    32,000
May 10, 2001                                                                      38                    15,200

                                                                 -------------------       -------------------
Total                                                                            528                   211,200
                                                                 ===================       ===================

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

NOTE 10 - RESTATEMENT

     In December 1999, we issued a warrant to the holder of our 10% note payable in connection with amending the terms of our 10% note payable. This warrant was issued in connection with sale of our series B preferred stock, which we completed in February 2000. We originally recorded the warrant, valued at $2,311,475, as a series B preferred stock offering cost. We have now determined that it is appropriate to re-characterize this warrant as additional consideration to the note holder, and have revised our accounting for this warrant to reflect it as a deferred financing asset related to the 10% note payable. Accordingly, the results of operations for periods after December 31, 1999, have been restated to reflect such capitalization and amortization of the $2,311,475 as additional non-cash interest expense from the date of issuance to the date of maturity for the 10% convertible note payable, August 25, 2002. This restatement has no effect on previously reported cash flows from operations, investing activities, or financing activities.

     As a result of the re-characterization of the warrant as noted above, the relative fair value of the series B preferred stock and the warrant issued therewith was also affected.

     During July and September 2000, we issued 912,500 shares of common stock of our subsidiary, Jabber.com, to Jabber.com employees, an officer of Webb and members of the Jabber.com advisory boards for services provided to Jabber.com and to be rendered in future periods. Certain shares were vested immediately, and certain shares vest over periods ranging from one month to two years. We recorded the estimated fair value of these shares and the retailed deferred compensation totalling $523,700 on the grant date. Through December 31, 2000, we recorded compensation expense totalling $276,337. In our previously reported results for the year ended December 31, 2000, we recorded minority interest on our balance sheet equal to the total value of the common stock and did not allocate any of Jabber.com's losses to the minority shareholders of Jabber.com. We have revised our accounting for the minority interest to reflect the minority share of Jabber.com's losses in an amount equal to the minority interest share of Jabber.com's net assets.

     This restatement and its impact on previously reported amounts are presented below.

Unaudited Consolidated Balance Sheets:

                                                                                          March 31, 2001
                                                                         ----------------------------------------------
                                                                                As Filed                 As Restated
                                                                         --------------------      --------------------
ASSETS
Current assets                                                                  $   4,152,016             $   4,152,016
Other assets                                                                        7,710,796                 7,710,796
Deferred financing costs (Note 1)                                                      89,159                   693,536
                                                                         --------------------      --------------------
     Total assets                                                               $  11,951,971             $  12,556,348
                                                                         ====================      ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities                                                                     $   5,407,968             $   5,407,968

                                                                         --------------------      --------------------
Minority interest in subsidiary (Note 4)                                              523,700                         -
                                                                         --------------------      --------------------
Stockholders' equity:
  Preferred stock:                                                                  3,362,286                 3,362,286
  Common stock (Note 2)                                                            90,518,089                90,037,452
  Warrants and options  (Note 3)                                                   14,563,662                16,273,080
  Deferred compensation (Note 4)                                                     (336,725)                 (202,727)
  Other accumulated comprehensive income                                                1,590                     1,590
  Accumulated deficit                                                            (102,088,599)             (102,323,301)
                                                                         --------------------      --------------------
              Total stockholders' equity                                            6,020,303                 7,148,380
                                                                         --------------------      --------------------
              Total liabilities and stockholders' equity                        $  11,951,971             $  12,556,348
                                                                         ====================      ====================

Audited Consolidated Balance Sheets:

                                                      December 31, 2000
                                               ------------------------------
                                                 As Filed         As restated
                                               ------------      ------------
                ASSETS
Current assets                                 $  6,264,566      $  6,264,566
Other assets                                      9,340,870         9,340,870
Deferred financing costs (Note 1)                   104,893           815,301
                                               ------------      ------------
     Total assets                              $ 15,710,329      $ 16,420,737
                                               ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities                                    $  6,199,421      $  6,199,421
                                               ------------      ------------
Minority interest in subsidiary (Note 4)            523,700                 -
                                               ------------      ------------
Stockholders' equity:
  Preferred stock:                                  912,286           912,286
  Common stock (Note 2)                          85,986,641        85,506,004
  Warrants and options  (Note 3)                 13,740,819        15,450,237
  Deferred compensation (Note 4)                   (402,137)         (154,774)
  Other accumulated comprehensive income
                                                      1,371             1,371
  Accumulated deficit                           (91,251,772)      (91,493,808)
                                               ------------      ------------
     Total stockholders' equity                   8,987,208        10,221,316
                                               ------------      ------------
     Total liabilities and stockholders'
      equity                                   $ 15,710,329      $ 16,420,737
                                               ============      ============

Unaudited Condensed Consolidated Statement of Operations:

                                                     Three Months Ended                  Three Months Ended
                                                       March 31, 2001                      March 31, 2000
                                               ------------------------------      ------------------------------
                                                As Reported       As Restated       As Reported       As Restated
                                               ------------      ------------      ------------      ------------
Loss from operations                           $ (5,527,344)     $ (5,527,344)     $ (5,346,648)     $ (5,346,648)
Interest income                                     113,640           113,640           161,887           161,887
Interest expense                                 (2,539,448)       (2,645,479)         (174,990)         (369,380)
Loss on foreign currency transactions               (14,632)          (14,632)                -                 -
Loss on disposition of property and
 equipment                                          (12,416)          (12,416)                -                 -
                                               ------------      ------------      ------------      ------------
Net loss from continuing operations              (7,980,200)       (8,086,231)       (5,359,751)       (5,554,141)
Net loss from discontinued operations                     -                 -           (34,791)          (34,791)

                                               ------------      ------------      ------------      ------------
Net loss before minority interest                (7,980,200)       (8,086,231)       (5,394,521)       (5,588,932)
Minority interest in net losses of
 subsidiary                                               -           113,365                 -                 -
                                               ------------      ------------      ------------      ------------
Net loss                                         (7,980,200)       (7,972,866)       (5,394,521)       (5,588,932)
Preferred stock dividends                                 -                 -          (373,126)         (373,126)
Accretion of preferred stock to
 redemption value                                (2,856,627)       (2,856,627)      (12,500,000)      (12,500,000)
                                               ------------      ------------      ------------      ------------
Net loss applicable to common
 stockholders                                  $(10,836,827)     $(10,829,493)     $(18,267,668)     $(18,462,058)
                                               ============      ============      ============      ============
Net loss per share, basic and diluted
                                               $      (1.05)     $      (1.05)     $      (2.11)     $      (2.13)
                                               ============      ============      ============      ============
Weighted average shares outstanding,
 basic and diluted                               10,354,473        10,354,473         8,667,640         8,667,640
                                               ============      ============      ============      ============

Note 1: The increase in deferred financing costs represents the value of the warrant of $2,311,475 less amortization expense from date of issuance through March 31, 2001 and 2000, totalling $624,404 and $194,390, respectively, and a reduction of $1,082,694 related to the conversion of one-half of the 10% note payable in February 2000.

Note 2: The decrease in common stock represents the $1,082,694 for the portion of the unamortized deferred financing costs taken against equity for conversion of one-half of the principal balance of the 10% note payable, offset by the $602,057 increase attributable to the beneficial conversion feature of the series B preferred stock after reallocation of the relative fair values of the securities issued in February 2000.

Note 3: The increase in warrants and options represents the increase in the warrant to purchase common stock issued with the series B preferred stock of $1,709,418 after reallocation of the relative fair values of the securities.

Note 4: The reduction in minority interest of $523,700 and deferred compensation of $247,363 at December 31, 2001, and $133,998 at March 31, 2001, represents the allocation of the losses in Jabber.com to their minority shareholders equal to the value of the minority interest in share the net assets of Jabber.com, totalled $276,337 for the year ended December 31, 2001, and $113,365 for the three months ended March 31, 2001.

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

     We have incurred losses from operations since inception. At March 31, 2001, we had an accumulated deficit of approximately $102.7 million. The accumulated deficit at March 31, 2001, included approximately $58.1 million of non-cash expenses related to the following:

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

     As a result of the $2.5 million preferred stock private placement we completed in February 2001, we recorded non-cash expense totalling approximately $2 million associated with issuance of our series C-1 preferred stock. In addition, we recorded non-cash expenses totalling approximately $3.3 million associated with the reset of conversion prices for our series B-2 preferred stock and 10% convertible note payable as well as the reset of exercise price for certain warrants issued in connection with our series B preferred stock private placement. If we issue shares of our series C-2 preferred stock and warrants, we will record substantial additional non-cash charges.

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

RESULTS OF OPERATIONS

     In December 1999, we issued a warrant to the holder of our 10% note payable in connection with amending the terms of our 10% note payable. This warrant was issued in connection with the sale of our series B preferred stock, which we completed in February 2000. We originally recorded the warrant, valued at $2,311,475, as a series B preferred stock offering cost. We have now determined that it is appropriate to re-characterize this warrant as additional consideration to the note holder, and have revised our accounting for this warrant to reflect it as a deferred financing asset related to the 10% note payable. Accordingly, the results of operations for periods after December 31, 1999, have been restated to reflect such capitalization and the amortization of the $2,311,475 as additional non-cash interest expense from the date of issuance to the date of maturity for the 10% convertible note payable, August 25, 2002. This restatement has no effect on previously reported cash flows from operations, investing activities, or financing activities.

     During July and September 2000, we issued 912,500 shares of common stock of our subsidiary, Jabber.com, Jabber.com employees, an officer of the Webb and members of the Jabber.com advisory boards for services provided to Jabber.com and to be rendered in future periods. Certain shares were vested immediately, and certain shares vest over periods ranging from one month to two years. We recorded the estimated fair value of these shares and the related deferred compensation totalling $523,700 on the grant date. Through December 31, 2000, we recorded compensation expense totalling $276,337. In our previously reported results for the year ended December 31, 2000, we recorded minority interest on our balance sheet equal to the total value of the common stock and did not allocate any of Jabber.com's losses to the minority shareholders of Jabber.com. We have revised our accounting for the minority interest to reflect the minority share of Jabber.com's losses in an amount equal to the minority interest share of Jabber.com's net assets.

     This restatement and its impact on previously reported amounts are presented below.

Unaudited Condensed Consolidated Statement of Operations:

                                               Three Months Ended                                Three Months Ended
                                                 March 31, 2001                                    March 31, 2000
                                 --------------------------------------------      --------------------------------------------
                                      As Reported              As Restated              As Reported              As Restated
                                 -------------------      -------------------      -------------------      -------------------
Loss from operations                    $ (5,527,344)            $ (5,527,344)            $ (5,346,648)            $ (5,346,648)
Interest income                              113,640                  113,640                  161,887                  161,887
Interest expense                          (2,539,448)              (2,645,479)                (174,990)                (369,380)
Loss on foreign currency
 transactions                                (14,632)                 (14,632)                       -                        -
Loss on disposition of property
 and equipment                               (12,416)                 (12,416)                       -                        -
                                 -------------------      -------------------      -------------------      -------------------
Net loss from continuing
 operations                               (7,980,200)              (8,086,231)              (5,359,751)              (5,554,141)

Net loss from discontinued
 operations                                        -                        -                  (34,791)                 (34,791)
                                 -------------------      -------------------      -------------------      -------------------
Net loss before minority interest         (7,980,200)              (8,086,231)              (5,394,521)              (5,588,932)
Minority interest in net losses
 of subsidiary                                     -                  113,365                        -                        -
                                 -------------------      -------------------      -------------------      -------------------
Net loss                                  (7,980,200)              (7,972,866)              (5,394,521)              (5,588,932)
Preferred stock dividends                          -                        -                 (373,126)                (373,126)
Accretion of preferred stock to
 redemption value                         (2,856,627)              (2,856,627)             (12,500,000)             (12,500,000)
                                 -------------------      -------------------      -------------------      -------------------
Net loss applicable to common
 stockholders                           $(10,836,827)            $(10,829,493)            $(18,267,668)            $(18,462,058)
                                 ===================      ===================      ===================      ===================
Net loss per share, basic and
 diluted                                      $(1.05)                  $(1.05)                  $(2.11)                  $(2.13)
                                 ===================      ===================      ===================      ===================
Weighted average shares
 outstanding, basic and diluted           10,354,473               10,354,473                8,667,640                8,667,640
                                 ===================      ===================      ===================      ===================

Revenues:

     Components of net revenues from continuing operations and cost of revenues are as follows:

                                                                             Three Months Ended
                                                                                 March 31,
                                                               --------------------------------------------
                                                                       2001                     2000
                                                               -------------------      -------------------
Net revenues:
 Licenses                                                               $  472,265                 $681,727
 Services                                                                  506,489                  130,826
                                                               -------------------      -------------------
   Total net revenues                                                      978,754                  812,553
                                                               -------------------      -------------------
Cost of revenues:
 Cost of licenses                                                          182,046                  199,226
 Cost of services                                                        1,132,928                  446,587
                                                               -------------------      -------------------
   Total cost of revenues                                                1,314,974                  645,813
                                                               -------------------      -------------------
Gross margin                                                            $ (336,220)                $166,740
                                                               ===================      ===================

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

     During the three months ended March 31, 2001, we recognized $426,117 from the sale of initial software licenses compared with $438,900 for the similar 2000 period. The software license revenues in 2001 were primarily from a sale to SwissOnline AG, a European yellow page publisher. In addition to the initial license fee, we will earn recurring monthly license revenues for each small business subscriber in excess of 5,000 subscribers. The software license revenues in 2000 were primarily from a sale to Vetconnect, Inc., a vertical portal that provided Internet services for veterinarians. This contract contained up-front license fees without a recurring revenue component.

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

     Interest expense was $2,645,479 for the three months ended March 31, 2001, compared to $369,380 for the similar 2000 period. We recorded the following interest expense related to the 10% convertible note payable:

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                  2001               2000
                                                               ----------          --------
                                                            (As Restated--See  (As Restated--See
                                                                Note 10)           Note 10)
Amortization of discount                                       $   44,440          $ 50,381
Amortization of financing costs                                   121,765           218,870
Beneficial conversion feature                                   2,394,234                 -
                                                               ----------          --------
   Total non-cash interest expense                              2,560,439           269,251
Interest expense payable in cash                                   69,479            95,890
                                                               ----------          --------
   Total 10% note payable interest expense                     $2,629,918          $365,141
                                                               ==========          ========

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

     Summarized financial information for the discontinued operations is as follows:

                                                   Three Months Ended
                                                        March 31,
                                                  --------------------
                                                    2001        2000
                                                  --------    --------
Net revenues                                      $    -      $197,269
Cost of revenues and operating expenses           $    -      $117,112
Loss from operations                              $    -      $ 34,791


Minority Interest:

     Minority interest arises from the allocation of losses in our Jabber.com subsidiary to its minority stockholders. During 2000, we granted Jabber.com common stock to three Company officers and other third parties for services rendered and to be rendered which vest over time, from the date of issuance through September 2002. We allocate a portion of Jabber.com's net losses to the minority stockholders to the extent of their share in net assets of Jabber.com. For the three months ended March 31, 2001, we allocated $113,365 of Jabber.com's losses to its minority stockholders. If Jabber.com completes the preferred stock transaction with FTT as contemplated, (See Note 9 of Notes to Consolidated Financial Statements for information regarding the sale of Jabber.com securities), in future periods we will allocate additional Jabber.com losses to minority stockholders.

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

     Accounting principles generally accepted in the United States require us to record the beneficial conversion feature, the value of warrants and, in most instances, the cash offering costs as additional preferred stock dividends.
This non-cash charge to net loss applicable to common stockholders is labeled "Accretion of preferred stock to stated value."

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

     Net Loss Applicable to Common Stockholders:

     Net loss allocable to common stockholders was $10,829,493 for the three months ended March 31, 2001, compared to $18,462,058 for the similar 2000 period. We recorded non-cash expenses for the following items:

                                                                        Three months ended
                                                                             March 31,
                                                               ---------------------------------
                                                                     2001              2000
                                                               --------------     --------------
                                                             (As Restated--See  (As Restated--See
                                                                  Note 10)           Note 10)

Amortization of intangible assets and goodwill                 $      855,145   $    2,037,255
Stock and warrants issued for services                                168,842          175,170
Beneficial conversion feature, amortization of discount and
 financing costs to interest expense and non-cash interest
 related to the 10% convertible note payable                        2,560,439          269,251
Preferred stock dividends                                                   -          373,126
Accretion of preferred stock                                        2,856,627       12,500,000
                                                               --------------   --------------
Total                                                          $    6,441,053   $   15,354,802
                                                               ==============   ==============

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

     In order to maintain operations and business and product development efforts at planned levels for our AccelX business, we will need to raise additional capital. The timing of the need for this capital has been accelerated due to our continuing to internally fund the development of our Jabber.com business through April 2001. We are continuing our discussions with strategic and institutional investors for additional financing for the AccelX business.

     We believe that the initial $2.5 million investment by France Telecom Technologies in our Jabber.com subsidiary will be sufficient to fund Jabber.com's activities through October 2001. In addition, the $4.5 million additional investment in Jabber.com which was contemplated at May 16, 2001 that France Telecom Technologies would make would be adequate to fund our Jabber.com operations through at least the first quarter of 2002. In addition to the funds that France Telecom Technologies is expected to provide, we intend to seek up to an additional $3 million to fund Jabber.com's business from other investors on terms similar to those for France Telecom Technologies.

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

     We have accumulated losses since inception and we anticipate that we will continue to accumulate losses for the foreseeable future. We have incurred net losses since inception totalling approximately $102.7 million through March 31, 2001. In addition, we expect to incur additional substantial operating and net losses in 2001 and for one or more years thereafter. We expect to incur these additional losses because:

     . We currently intend to increase our capital expenditures and operating expenses to cover the increasing activities of our Jabber.com, Inc. subsidiary; and
     . We recorded goodwill and other intangible assets totalling approximately $885,000 in the first quarter of 2001 in connection with the acquisitions of three businesses and we will record amortization expense of approximately $2.5 million during the remainder of 2001 and $2.6 million in 2002. A review of these assets in future periods may indicate that the assets are impaired which would require us to record a charge to earnings and that charge may be significant.

          The accumulated deficit at March 31, 2001, included approximately $58.1 million of non-cash expenses related to the issuance of preferred stock and warrants in financing transactions, stock and stock options issued for services, warrants issued to four customers, interest expense on 10% convertible notes payable and amortization of assets acquired through the issuance of our securities. The current competitive business and capital environments likely will result in our issuance of similar securities in future financing transactions or to other companies as an inducement for them to enter into a business relationship with us. While these transactions represent non-cash charges, they will increase our expenses and net loss and our net loss applicable to common stockholders.

     If we are unable to raise additional working capital funds, we may not be able to sustain our operations. We need to obtain additional capital to fund our businesses. There is no assurance that we will be able to raise additional funds in amounts required or upon acceptable terms. If we cannot raise additional funds when needed, we may be required to curtail or scale back our operations or sell some of our assets. These actions could have a material adverse effect on our business, financial condition or results of operations.


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

                                    PART II
                               OTHER INFORMATION

Items 1, 3 to 5.  Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

     On February 28, 2001, we sold 2,500 shares of our series C-1 preferred stock, $1,000 stated value, to an investor for $2.5 million. In connection with this investment, the investor was granted a warrant to purchase 500,000 shares of our common stock at an initial exercise price of $3.75 per share. See Note 5 of the Notes to Consolidated Financial Statements for a description of the terms of the securities. The securities were not registered under the Securities Act of 1933, as amended, in reliance upon Regulation D promulgated by the Securities and Exchange Commission.

     On May 2, 2001, our Jabber.com subsidiary executed a convertible note payable with an investor for $2.5 million. See Note 9 of the Notes to Consolidated Financial Statements for a description of this transaction. The securities were not registered under the Securities Act of 1933 in reliance upon
Section 4(2) of this act.

Item 6.  Exhibits and Reports on Form 8-K

     (a)    Listing of Exhibits:

     3.1    Articles of Incorporation, as amended, of Webb (1)
     3.2    Bylaws of Webb (2)
     4.1    Specimen form of Webb's Common Stock certificate (3)
     4.2    Stock Option Plan of 1995 (2)
     4.3    Form of Incentive Stock Option Agreement for Stock Option Plan of
            1995 (2)
     4.4    Form of Nonstatutory Stock Option Agreement for Stock Option Plan of
            1995 (2)
     4.5    Stock Option Plan of 2000, including forms of Incentive and
            Nonstatutory Stock Option Agreements (14)
     4.6    Jabber.com, Inc. Stock Option Plan of 2000, including forms of
            Incentive and Nonstatutory Stock Option Agreements (14)
     10.1   Form of Nondisclosure and Nonsolicitation Agreement between Webb and its employees (1)
     10.2   Office Lease for Webb's principal offices commencing May 2000 (5)
     10.3   Form of Change of Control Agreement between Webb and certain employees (4)
     10.4   Employment Agreement dated March 10, 1999, among Webb, NetIgnite2,
            LLC and Perry Evans (4)
     10.5   Securities Purchase Agreement dated August 25, 1999 between Webb and
            Castle Creek (6)
     10.6   Promissory Note dated August 25, 1999 issued by Webb to Castle Creek
            (6)
     10.7   Amendment dated December 18, 1999 to Securities Purchase Agreement dated August 25, 1999 between Webb and Castle Creek (7)
     10.8   First Amendment dated December 18, 1999 to Promissory Note dated
            August 25, 1999 issued by Webb to Castle Creek (7)
     10.9   Stock Purchase Warrant dated December 18, 1999 issued by Webb to
            Castle Creek (2)
     10.10  Securities Purchase Agreement dated December 31, 1999, between Webb,
            Marshall Capital Management and Castle Creek. Included as exhibits to the Securities Purchase Agreement are the proposed form of
            Warrant and the Registration Rights Agreement (8)
     10.11  Letter Agreement dated as of September 14, 2000 between Webb and
            Castle Creek. (9)
     10.12  Articles of Amendment setting forth the terms of the series B-2 convertible preferred stock (9)
     10.13  Exchange Agreement dated as of September 14, 2000, between Webb and
            Castle Creek (9)
     10.14  Securities Purchase Agreement dated as of February 28, 2001, between
            Webb and Castle Creek Technology Partners LLC. Included as exhibits thereto are the Articles of Amendment setting forth the terms of the
            Series C-1 Convertible Preferred Stock, the form of Articles of
            Amendment
            for the Series C-2 Convertible Preferred Stock, the forms of Series
            C-1 and C-2 Warrants and the Registration Rights Agreement (15)
     10.15  Articles of Amendment setting forth the terms of the Series C-1
            Convertible Preferred Stock (15)
     10.16  Note Purchase Agreement, Series B Convertible Preferred Stock
            Agreement, effective May 2, 2001, between Jabber.com. Inc, a majority-owned subsidiary of Webb, and France Telecom Technologies
            (16)
     10.17  Articles of Amendment for Webb's subsidiary, Jabber.com. Inc., setting forth the terms of its series B and series C convertible preferred stock (16)
     10.18  Master Software License Agreement, Maintenance and Support Agreement
            and Professional Services Agreement, effective February 28, 2001, between Webb and SwissOnline AG (17)
     13     The registrant intends to deliver to its shareholders a copy of 2000
            Annual Report on form 10-KSB (without exhibits), in lieu of a separate Annual Report to Shareholders
     21     Subsidiaries of Webb Interactive Services, Inc. (14)
----------------
(1) Filed with the Form 10-KSB Annual Report for the year ended December 31, 1997, Commission File No. 0-28462.
(2) Filed with the Form 8-K Current Report, filed January 14, 2000, Commission File No. 0-28642.
(3) Filed with the Form 10-QSB for the quarter ended June 30, 1999, Commission File No. 0-28642.
(4) Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
(5) Filed with the initial Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(6) Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.
(7) Filed with the Form 10-KSB Annual Report for the year ended December 31, 1998, Commission File No. 0-28462.
(8) Filed with the Form 8-K Current Report, filed September 2, 1999, Commission File No. 0-28642.
(9) Filed with Amendment No. 2 to Webb's Registration Statement on Form S-3, filed January 3, 2000, Commission File No. 333-87887
(10) Filed with the Form 8-K Current Report, filed January 5, 2000, Commission File No. 0-28642.
(11) Filed with the Form 8-K Current Report, filed February 25, 2000, Commission File No. 0-28642.
(12) Filed with the Registration Statement on Form S-3, filed September 2, 1999, Commission File No. 333-86465.
(13) File with the Form 10-KSB Annual Report for the year ended December 31, 1999, Commission File No. 0-28462.
(14) File with the Form 10-KSB Annual Report for the year ended December 31, 2000, Commission File No. 0-28462.
(15) Filed with the Form 8-K Current Report, filed March 1, 2001, Commission File No. 0-28642.
(16) Filed with the Form 8-K Current Report, filed May 10, 2001, Commission File No. 0-28642.
(17) Filed with the Form 10Q-SB, filed on May 16, 2001, Commission File No. 0-28642.


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



                                           WEBB INTERACTIVE SERVICES, INC.



Date:  August 20, 2001                    By  /s/ William R. Cullen
                                              ---------------------------
                                                  Chief Financial Officer



                                                  /s/ Stuart Lucko
                                                  -----------------------
                                                  Controller