Form 10QSB
period 2001-06-30
WEBB INTERACTIVE SERVICES INC
filed 2001-08-20
CIK 1011901

                            FORM 10-QSB - Quarterly
   Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of l934.

For the period ended June 30, 2001.
                     -------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the transition period from __________________ to ________________________.

Commission File Number       0-28462.
                       --------------

WEBB INTERACTIVE SERVICES, INC.
-------------------------------
(Exact name of registrant as specified in its charter)

COLORADO                                            84-1293864
--------------------------------------------------------------
(State or other jurisdiction                   I.R.S. Employer
of incorporation or organization           Identification No.)

1899 WYNKOOP, SUITE 600, DENVER, CO 80202
-----------------------------------------
(Address of principal executive offices)    (Zipcode)

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

[X] YES        [_] NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of August 7, 2001, Registrant had 10,873,567 shares of common stock outstanding.

________________

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES

                                     Index
                                     -----

                                                                                                                         Page
                                                                                                                        ------
Part I.   Financial Information

          Item 1.     Unaudited Condensed Financial Statements

          Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000                                              3

          Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001 and 2000                    4

          Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000                            5-6

          Notes to Consolidated Financial Statements                                                                      7-22

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                  23-37

Part II.  Other Information

          Items 1 to 5. Not Applicable                                                                                      38

          Item 6. Exhibits and Reports on Form 8-K                                                                       38-39

Signatures                                                                                                                  40

                           ________________________

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

                                    PART I

                             FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                           June 30,             December 31,
                                                                                             2001                   2000
                                                                                         ------------        ------------------
                                                                                                               (As Restated -
                                                                                                                See Note 13)
                                        ASSETS
    Current assets:
         Cash and cash equivalents                                                     $   1,364,011           $  4,856,686
         Restricted cash                                                                     475,000                525,000
         Accounts receivable, net of allowance for doubtful accounts of $54,435
            and $151,882, respectively                                                       641,709                469,639
         Prepaid expenses                                                                    379,223                301,657
         Notes receivable and accrued interest from Company officers                         175,155                198,444
         Short-term deposits                                                                  35,828                370,522
                                                                                       -------------           ------------

            Total current assets                                                           3,070,926              6,721,948
    Property and equipment, net of accumulated depreciation of $1,613,554 and
            $963,417, respectively                                                         2,296,949              2,830,132
    Intangible assets, net of accumulated amortization of $12,590,103 and
            $10,870,312, respectively                                                      4,281,876              6,001,667
    Deferred financing costs                                                                 438,267                815,301
    Other assets                                                                              46,362                 51,689
                                                                                       -------------           ------------

            Total assets                                                               $  10,134,380           $ 16,420,737
                                                                                       =============           ============
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Convertible note payable and accrued interest payable                         $   2,532,482           $          -
         Capital leases payable                                                              119,355                227,876
         Accounts payable and accrued liabilities                                          1,976,210              2,142,731
         Accrued salaries and payroll taxes payable                                          998,979              1,232,844
         Accrued interest payable                                                             52,434                 63,014
         Customer deposits and deferred revenue                                              144,634                174,522
                                                                                       -------------           ------------

            Total current liabilities                                                      5,824,094              3,840,987
    10% convertible note payable, net of discount of $159,284 and
            $295,676, respectively                                                         1,878,980              2,358,434
    Commitments and contingencies
    Stockholders' equity
         Preferred stock, no par value, 5,000,000 shares authorized:
            Series C-1 convertible preferred stock, 2,500 and none shares issued
               and outstanding, respectively                                               2,450,000                      -

            Series B-2 convertible preferred stock, 450 and 978 shares issued and
               outstanding, respectively                                                     419,733                912,286

         Common stock, no par value, 60,000,000 shares authorized, 10,828,415 and
            10,354,473 shares issued and outstanding, respectively                        92,424,608             85,506,004
         Warrants and options                                                             15,133,304             15,450,237
         Deferred compensation                                                              (254,729)              (154,774)
         Accumulated other comprehensive income                                                2,513                  1,371
         Accumulated deficit                                                            (107,744,123)           (91,493,808)
                                                                                       -------------           ------------

            Total stockholders' equity                                                     2,431,306             10,221,316
                                                                                       -------------           ------------

            Total liabilities and stockholders' equity                                 $  10,134,380           $ 16,420,737
                                                                                       =============           ============

 The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                Three Months Ended                        Six Months Ended
                                                                     June 30,                                 June 30,
                                                         --------------------------------       ------------------------------------
                                                             2001               2000                 2001                  2000
                                                         ------------      --------------       --------------         -------------
                                                                            (As Restated                               (As Restated
                                                                           -See Note 13)                               -See Note 13)
Net revenues                                             $    748,484       $    903,749        $   1,727,238        $   1,716,302
Cost of revenues                                            1,129,538            706,109            2,463,799            1,351,921
                                                         ------------       ------------        -------------        -------------

    Gross margin                                             (381,054)           197,640             (736,561)             364,381
                                                         ------------       ------------        -------------        -------------

Operating expenses:
    Sales and marketing expenses                              533,560            738,776            1,138,439            1,193,227
    Product development expenses                            1,400,164          1,435,208            3,145,643            2,557,814
    General and administrative expenses                     1,839,908          2,713,636            3,616,338            4,475,957
    Depreciation and amortization                           1,080,043          2,428,978            2,144,379            4,602,967
                                                         ------------       ------------        -------------        -------------

                                                            4,853,675          7,316,598           10,044,799           12,829,965
                                                         ------------       ------------        -------------        -------------

    Loss from operations                                   (5,234,729)        (7,118,958)         (10,781,360)         (12,465,584)

Interest income                                                18,272            283,486              131,911              445,373
Gain (loss) on disposal of property and equipment               1,300                  -              (11,116)                   -
Loss on foreign currency transactions                          (2,885)                 -              (17,517)                   -
Interest expense                                             (248,668)          (280,170)          (2,894,147)            (649,550)
                                                         ------------       ------------        -------------        -------------

Net loss from continuing operations                        (5,466,710)        (7,115,642)         (13,572,229)         (12,669,761)
Net loss from discontinued operations                               -            (27,065)                   -              (61,857)
                                                         ------------       ------------        -------------        -------------

Net loss before minority interest                          (5,466,710)        (7,142,707)         (13,572,229)         (12,731,618)
Minority interest in losses of subsidiary                      65,175                  -              178,540                    -
                                                         ------------       ------------        -------------        -------------

Net loss                                                   (5,401,535)        (7,142,707)         (13,393,689)         (12,731,618)

Preferred stock dividends                                           -                  -                    -             (373,126)
Accretion of preferred stock to redemption value                    -                  -           (2,856,627)         (12,500,000)
                                                         ------------       ------------        -------------        -------------

Net loss applicable to common stockholders               $ (5,401,535)      $ (7,142,707)       $ (16,250,316)       $ (25,604,744)
                                                         ============       ============        =============        =============
Net loss applicable to common stockholders from
    continuing operations per share, basic and diluted   $      (0.51)      $      (0.78)       $       (1.55)       $       (2.87)
                                                         ============       ============        =============        =============
Net loss applicable to common stockholders per share
    from discontinued operations, basic and diluted                 -                  -                    -        $       (0.01)
                                                         ============       ============        =============        =============

Net loss per share, basic and diluted                    $      (0.51)      $      (0.78)       $       (1.55)       $       (2.88)
                                                         ============       ============        =============        =============
Weighted average shares outstanding, basic and
    diluted                                                10,582,877          9,112,440           10,469,306            8,888,848
                                                         ============       ============        =============        =============


 The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                     -----------------------------------
                                                                                         2001                  2000
                                                                                     ------------        ---------------
                                                                                                         (As Restated -
                                                                                                          See  Note 13)
Cash flows from operating activities:
    Net loss                                                                         $(13,393,689)          $(12,700,987)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation expense                                                               653,129                668,481
       Amortization expense                                                             1,719,791              4,130,045
       Minority interest in losses of subsidiary                                         (178,540)                     -
       Stock and stock options issued for services                                        495,537                655,515
       Loss on sale and disposal of property and equipment                                 11,116                      -
       Bad debt expense                                                                    42,792                 50,000
       Accrued interest payable on convertible note payable                                32,482                      -
       Accrued interest income on notes receivable                                         (7,100)                     -
       Interest expense on 10% convertible note from beneficial conversion
           feature                                                                      2,394,234                      -
       Notes payable issued for interest on 10% convertible note payable                    9,436                 62,329
       Amortization of 10% convertible note payable discount                               84,732                 96,934
       Amortization of 10% convertible note payable financing costs                       235,029                311,500
    Changes in operating assets and liabilities:
       (Decrease) increase in restricted cash                                              50,000               (453,624)
       Increase in accounts receivable                                                   (214,862)              (632,376)
       (Increase) decrease in prepaid expenses                                            (77,566)               244,118
       Decrease (increase) in short-term deposits and other assets                        340,021                 (5,490)
       (Decrease) increase in accounts payable and accrued liabilities                   (166,520)               762,251
       Increase in accrued salaries and payroll taxes payable                            (233,865)               (56,682)
       Decrease in accrued interest payable                                               (10,580)              (126,028)
       Decrease in customer deposits and deferred revenue                                 (29,888)               (35,368)
                                                                                     ------------           ------------
       Net cash used in operating activities                                           (8,244,311)            (7,029,382)
                                                                                     ------------           ------------
Cash flows from investing activities:
    Proceeds from the sale of property and equipment                                        9,800                      -
    Purchase of property and equipment                                                   (140,862)            (1,554,136)
    Collection of (advance for) notes receivable from Company officers                     30,389               (100,000)
                                                                                     ------------           ------------
       Net cash used in investing activities                                             (100,673)            (1,164,136)
                                                                                     ------------           ------------
Cash flows from financing activities:
    Payments on capital leases                                                           (108,521)               (61,269)
    Proceeds from exercise of stock options and warrants                                    9,688              7,163,363
    Proceeds from issuance of convertible note payable                                  2,500,000                      -
    Proceeds from issuance of series C-1 preferred stock and warrant                    2,500,000                      -
    Proceeds from issuance of series B preferred stock and warrants                             -             12,500,000
    Preferred stock cash offering costs                                                   (50,000)              (840,000)
                                                                                     ------------           ------------
       Net cash provided by financing activities                                        4,851,167             18,762,124
                                                                                     ------------           ------------

Net (decrease) increase in cash and cash equivalents                                   (3,493,817)            10,078,606
Effect of foreign currency exchange rate changes on cash                                    1,142                      -
Cash and cash equivalents, beginning of period                                          4,856,686              4,164,371
                                                                                     ------------           ------------
Cash and cash equivalents, end of period                                             $  1,364,011           $ 14,242,977
                                                                                     ============           ============

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                       -----------------------------------
                                                                                            2001                2000
                                                                                       --------------     ----------------
                                                                                                           (As Restated -
                                                                                                            See Note 13)
Supplemental disclosure of cash flow information:
       Cash paid for interest                                                          $  148,337            $   137,742
                                                                                       ==========            ===========

Supplemental schedule of non-cash investing and financing activities:
       Common stock and warrants issued in business combinations                       $        -            $ 9,995,417
       Accretion of preferred stock to stated value                                    $2,856,627            $12,500,000
       Preferred stock dividends paid in common stock                                  $        -            $   373,126
       Preferred stock and prior period cumulative dividends converted to
              common stock                                                             $  492,553            $ 1,023,028
       10% note payable converted to common stock                                      $  429,617            $   803,569

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES

                      JUNE 30, 2001 AND DECEMBER 31, 2000

                                 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited condensed interim consolidated financial statements include the accounts of Webb Interactive Services, Inc. and its subsidiaries (collectively "Webb" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest share of the net loss of our Jabber subsidiary is recorded based upon the minority interest share in the net assets of Jabber. The condensed consolidated financial statements have been prepared without audit pursuant to rules and regulations of the Securities and Exchange Commission and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. The interim financial statements should be read in connection with the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission ("SEC"), as well as any filing made to update or amend our Annual Report.

        The accompanying consolidated financial statements have been prepared assuming that Webb will continue as a going concern. Among other factors, we have incurred significant and recurring losses from operations, and such losses are expected to continue in the near future, which, combined with our current inadequate working capital, raises substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are described below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The report of Arthur Andersen LLP, our independent public accountant, on our financial statements as of and for the year ended December 31, 2000, included a paragraph expressing substantial doubt about our ability to continue as a going concern.

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

        At June 30, 2001, we had $1,364,011 in cash and cash equivalents and $(2,753,168) in working capital, including the convertible promissory note and accrued interest payable totalling $2,532,482, of which $2,441,000 was converted into Jabber preferred stock in July 2001. We have expended significant funds to develop our current product offerings and we anticipate additional research, development and marketing expenditures during the remainder of 2001, which we believe are necessary for us to further develop and market our products as well as to achieve market acceptance of our products in sufficient quantities to achieve positive cash flow from operations. Our continued viability depends, in part, on our ability to obtain additional profitable customer contracts and to obtain additional capital through debt or equity financing sufficient to fund our expected operations. Following the France Telecom Technologies Investissements ("FTTI") purchase of Jabber preferred in July 2001 (See Note
12), our AccelX and Jabber businesses are being seperately funded. Our cash and cash equivalents and working capital are adequate to fund our AccelX business to only September 2001. We believe the proceeds from the sale to FTTI of Jabber preferred stock in July

2001, and FTTI's commitment to purchase an additional $1.75 million of such stock (See Note 12) are adequate to sustain our Jabber operations through at least January 2002. In addition to the remaining $2.5 million which may be raised pursuant to the February 2001, preferred stock financing and the additional $2 million which may be raised from the sale of Jabber preferred stock, we have begun discussions for an additional $3.5 million of financing for our AccelX business. However, we have no commitments for the $3.5 million financing and the conditions to the private investor's obligation to purchase the additional $2.5 million worth of our preferred stock may not be satisfied and the additional sale of $2 million worth of Jabber's preferred stock may not occur. Therefore, there can be no guarantee that any of these financings will be completed, or if completed, that the terms of any such financings will be acceptable to us. If we are not successful in obtaining funding in appropriate amounts or on appropriate terms, we would consider additional significant reductions in our operating activities, particularly those relating to our AccelX business, and/or the sale of all or a portion of either our AccelX or our Jabber businesses.

        As discussed in Note 13, in August 2001, the Company determined to re-characterize a warrant issued to a note holder in December 1999, and accordingly modified its accounting for the warrant. Previously reported financial statements have been restated to reflect the re-characterization and revised accounting.

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

        The SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") in December 1999. As amended, SAB 101 provides further interpretive guidance for publicly traded companies on the recognition, presentation, and disclosure of revenue in the accompanying financial statements. In June 2000, the SEC issued SAB No. 101B, delaying the implementation of SAB 101 until the fourth quarter of 2000. The provisions of SAB 101 had no material impact on Webb's revenue recognition policies and presentation as reflected in the accompanying condensed consolidated financial statements.

        We recognize revenue on software arrangements only when persuasive evidence of an agreement exists, delivery and customer acceptance, if any, have occurred, our fee is fixed or determinable, and collectibility is probable.

        Under certain circumstances, software license revenue is deferred until all criteria of SOP 97-2 are met. Certain arrangements contain provisions which result in the recognition of revenue from software licenses ratably over the term of the contract. In instances where we charge monthly license fees, revenue is recognized on a month-by-month basis as the fees are determined and become collectible.

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

        Net revenues from continuing operations are comprised of the following:


                                       Three Months Ended                        Six Months Ended
                                            June 30,                                 June 30,
                                   -------------------------------     ------------------------------------
                                     2001               2000                2001                 2000
                                   ---------        -------------      ----------------    ----------------
Net revenues
    Licenses                         $ 184,414          $ 487,008         $    656,679          $ 1,168,734
    Services                           564,070            416,741            1,070,559              547,568
                                   -----------         ----------         ------------         ------------
    Total net revenues:              $ 748,484          $ 903,749         $  1,727,238          $ 1,716,302
                                   ===========         ==========         ============         ============

NOTE 3 - GOODWILL

        Long-Lived Assets, Intangible Assets and Goodwill

        In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS 121"), we evaluate the carrying value of our long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment of assets to be held and used is calculated by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are determined to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceed the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell the asset.

        Intangible assets and goodwill are being amortized on a straight-line basis over their estimated economic lives of three years. We recorded amortization expense of $864,646 and $2,092,790 for the three months ended June 30, 2001 and 2000, respectively, and $1,719,791 and $4,130,045 for the six months ended June 30, 2001 and 2000, respectively. As of June 30, 2001, $213,610 of our intangible assets consisted of goodwill. Subsequent to acquisitions which result in intangible assets and goodwill, we continually evaluate whether later events and circumstances have occurred that indicate the remaining useful life of the intangible assets and goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that intangible assets and goodwill should be evaluated for possible impairment, we use an estimate of the undiscounted cash flows over the remaining life of the intangible assets and goodwill in measuring whether the intangible assets and goodwill are recoverable.

        We performed an analysis to determine whether our goodwill and intangible assets were impaired at June 30, 2001. Based on our review at June 30, 2001, we have determined that to support our recorded value of intangibles at June 30, 2001:

        . We need to earn revenues from our Site Builder product of approximately $300,000 during the next 12 months to realize the remaining carrying value of the intangible assets from the NetIgnite, Inc. acquisition, which were approximately $300,000 at June 30, 2001. During the six months ended June 30, 2001, we recorded revenues totalling approximately $112,000 from our Site Builder product. The majority of the revenues earned from these two products during 2001 were from a single sale to one customer.

        . We need to earn revenues from our Connect product of approximately $2.77 million during the next 18 months to realize the remaining carrying value of the intangible assets from the Update Systems, Inc. acquisition, which were approximately $2.45 million at June 30, 2001. During the six months ended June 30, 2001, we recorded revenues totalling approximately $95,000 from our Connect product.

        We believe that our current sales strategy which is in the early implementation stages with two customers that assists our distribution customers in selling products to their customers and building recurring monthly revenue from our Site Builder and Connect products will be successful in achieving our revenue targets. Therefore, we have concluded that the intangible assets and goodwill related to the AccelX segment of our business are not impaired. Our current sales initiatives are unproven and there can be no guarantees that we will be able to earn sufficient revenues in the relevant time frames to achieve net cash flows equal to or greater than the carrying value of our intangible assets.

        We have also concluded, based upon the values established in the transaction with FTTI, that the intangible assets and goodwill related to our Jabber products are not impaired.

        If, in future periods, we determine that the carrying value of the intangible assets exceeds the related estimated undiscounted future cash flows, it is reasonably possible we may be required to record impairment losses in future periods and those losses could be substantial.

        In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate that the fair value of a reporting unit is below its carrying value, beginning in the first quarter of 2002. This new method of measuring impairment is based on the estimated fair value of the goodwill, rather than comparing the carrying amount of the goodwill to estimated undiscounted cash flows. Fair value is typically less than undiscounted cash flows, and therefore, a review for impairment based upon fair value will typically indicate impairment at a lower threshold than under the previous standard. Additionally, under these new rules, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These new rules will likely result in more intangible assets, such as unpatented technology and database content, being separated from goodwill than generally occurs in practice today. We are currently assessing the impact of these rules on the recorded amounts of goodwill. During 2001, we typically record approximately $37,000 of goodwill amortization quarterly, which amount will not be recorded after December 31, 2001.

NOTE 4 - NET LOSS PER SHARE

        Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic net loss per share is computed by dividing net loss applicable to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of our net losses, all potentially dilutive securities, as indicated in the table below, would be anti-dilutive and are excluded from the computation of diluted loss per share, and there are no differences between basic and diluted per share amounts for all periods presented.

                                                                June 30,
                                                 ----------------------------------------
                                                       2001                   2000
                                                 ----------------       ----------------
Stock options                                           4,075,658              3,461,215
10% convertible note payable                              815,343                248,262
Warrants and underwriter options                        1,230,315                777,085
Series C-1 preferred stock                              1,000,000                      -
Series B-2 preferred stock                                180,000                      -
Series B preferred stock                                        -                625,000
                                                 ----------------       ----------------
Total                                                   7,301,316              5,111,562
                                                 ================       ================


        The number of shares excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method, were 117,069 and 576,693 for the three and six months ended June 30, 2001, respectively, and 2,554,633 and 3,872,394 for the three and six months ended June 30, 2000, respectively.

NOTE 5 - SERIES C-1 PREFERRED STOCK

        On February 28, 2001, pursuant to a securities purchase agreement, we concluded a private placement that resulted in gross proceeds of $2,500,000. We sold 2,500 shares of our series C-1 convertible preferred stock (the "series C-1 preferred stock"), including warrants to purchase 500,000 shares of our common stock. We received net proceeds totalling approximately $2,450,000 after deducting approximately $50,000 in offering costs.

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

        In addition, subject to certain conditions, including the SEC declaring the associated registration statement effective and the market capitalization for our common stock being at least $32.3 million (or $3.125 per share), we have the right to sell 2,500 shares of our series C-2 convertible preferred stock (the "series C-2 preferred sock") to the investor for gross proceeds of $2,500,000. As of the date of this report, the Form S-3 filed with the SEC had not been declared effective and the market capitalization of our common stock was approximately $17.2 million. The initial conversion price of the series C-2 preferred stock will be equal to the lesser of 80% of the average closing bid price of our common stock for three trading days immediately preceding the issuance of the series C-2 preferred stock, 80% of the closing bid price of our common stock on the trading day immediately preceding such issuance or $7.50 per share. If we consummate the sale of our series C-2 preferred stock, we will also issue a common stock purchase warrant to the investor. The number of shares issuable upon exercise of the warrant will be determined by the aggregate value of the series C-2 preferred stock divided by the initial conversion price multiplied by 20%. The exercise price of the warrant will be computed as the greater of 150% of the initial conversion price of the series C-2 preferred stock and the closing bid price on the trading day immediately preceding the issuance date. The issuance of the series C-2 preferred stock may result in significant charges to be recorded against net losses applicable to common stockholders.

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

Beneficial conversion feature                                  $ 1,235,279
Relative fair value of common stock purchase warrant               735,279
                                                         -----------------
Total accretion expense                                        $ 1,970,558
                                                         =================

         As a result of the issuance of the series C-1 preferred stock, in accordance with terms of the original agreements, the conversion prices for the 10% note payable and our series B-2 preferred stock as well as the exercise prices for the 10% note payable and series B preferred stock warrants were reset as indicated below:


                                                     Conversion or Exercise         Conversion or Exercise
                                                        Price Immediately           Price Immediately After
                                                       Preceding Series C-1          Series C-1 Preferred
                                                     Preferred Stock Issuance           Stock Issuance
-----------------------------------------------------------------------------      --------------------------
10% convertible note payable                                   $       10.07                  $         2.50
Series B-2 preferred stock                                     $    10.20408                  $         2.50
Series B common stock purchase warrants                        $       3.875                  $      3.75374
10% note payable common stock purchase warrant
                                                               $      10.264                  $      9.33431


         With respect to the 10% convertible note payable and the series B-2 preferred stock, the non-cash expense represents an additional beneficial conversion feature calculated by multiplying the number of common shares issuable upon conversion after the reset by the fair market value of our common stock on the issuance date of the series C-1 preferred stock as follows:

                                                 10%                Series B-2
                                             Convertible             Preferred
                                            -------------           -----------

                                                                      Note Payable               Stock
                                                                     -----------------      -----------------
Value of security                                                          $2,654,110              $ 978,000
Conversion price before reset                                              $    10.07              $10.20408
Number of common shares issuable upon conversion before reset                 263,566                 95,844
Conversion price after reset                                               $     2.50              $    2.50
Number of common shares issuable upon conversion after reset                  798,078                295,356
Fair market  value of common  stock on series C-1  preferred  stock
     issuance date                                                         $     3.00              $    3.00
Additional beneficial conversion feature recognized as interest
     expense                                                               $2,394,234
Additional beneficial conversion feature recognized as accretion
     of preferred stock to stated value                                                            $ 886,068

         With respect to the warrants, the non-cash expense was computed based on the difference of the warrant value immediately before the reset to the value immediately after the reset using the Black-Scholes option pricing model as indicated below:

                            Series B Common Stock Purchase               10% Note Payable Common Stock
                                       Warrant                                 Purchase Warrant
                        ---------------------------------------      ----------------------------------------
                          Immediately                                  Immediately
                           Preceding            Immediately             Preceding             Immediately
                             Reset              After Reset               Reset               After Reset
                        ----------------      -----------------      -----------------      -----------------
Common stock issuable
     upon exercise of
     warrant                    343,750                343,750                136,519                150,116
Exercise price                 $   3.85               $3.75374              $10.26425               $9.33431
Fair market value of
     common stock on
     date of issuance          $   3.00               $   3.00              $    3.00               $   3.00
Option life                     5 years                5 years                5 years                5 years
Volatility rate                    120%                   120%                    104%                   104%
Risk-free rate of                 6.71%                  6.71%                    6.0%                   6.0%
     return
Dividend rate                        0%                     0%                      0%                     0%
Calculated value               $854,110               $856,374              $ 256,731               $288,663


NOTE 6 - CONVERTIBLE NOTE PAYALE

        On May 2, 2001, pursuant to a letter of intent between Webb, Jabber, Inc., a majority-owned subsidiary of Webb ("Jabber"), France Telecom and France Telecom Technologies Investissements ("FTTI"), a wholly-owned subsidiary of France Telecom, FTTI loaned Jabber $2.5 million pursuant to a convertible promissory note.

        The convertible promissory note accrues interest at an annual rate of 9.5% and, unless earlier converted, the loan is due on demand any time after May 2, 2002. The obligations of Jabber are secured by: (i) a security interest in substantially all of the assets of Jabber; (ii) a guaranty given by Webb; and
(iii) a pledge by Webb of the stock it holds in Jabber.

        On July 17, 2001, $2,441,000 of the convertible promissory note, including $41,000 of accrued interest payable, was cancelled in exchange for the issuance of 2,441 shares of Jabbers series B preferred stock to FTTI (See Note
12). The remaining principal amount of $100,000 plus accrued interest payable may, at any time on or prior to May 2, 2002, be converted into Jabber series B preferred stock at $1,000 per share.

NOTE 7 - CONVERSION OF SERIES B-2 PREFERRED STOCK

        During April and May, 2001, the holder of our series B-2 preferred stock converted 528 shares of the series B-2 preferred stock into 211,200 shares of our common stock at a conversion price of $2.50 per share as summarized in the following table:

                                                                                Number of Shares
                                                                     ----------------------------------------
                                                                        Series B-2
                                                                         Preferred              Common
                       Conversion Date                                     Stock                 Stock
---------------------------------------------------------------      -----------------      -----------------
April 26, 2001                                                                    250                100,000
May 7, 2001                                                                       160                 64,000
May 8, 2001                                                                        80                 32,000
May 10, 2001                                                                       38                 15,200
                                                                     -----------------      -----------------
Total                                                                             528                211,200
                                                                     =================      =================

NOTE 8 - CONVERSION OF 10% CONVERTIBLE NOTE PAYABLE

         During May and June, 2001, the holder of our 10% convertible note payable converted $580,000 of principal and $45,189 of principal-in-kind notes and accrued interest into 250,075 shares of our common stock at a conversion price of $2.50 per share as summarized in the following table:

                                                                      PIK Notes and
                                                  Principal              Accrued              Shares of
                                                    Amount               Interest               Common
            Conversion Date                       Converted             Converted             Stock Issued
----------------------------------------      -----------------      -----------------      -----------------
May 11, 2001                                         $ 125,000                  9,075                 53,630
May 15, 2001                                           100,000                  7,370                 42,948
June 6, 2001                                           125,000                  9,966                 53,986
June 12, 2001                                          115,000                  9,357                 49,743
June 14, 2001                                          115,000                  9,421                 49,768
                                              -----------------      -----------------      -----------------
Total                                                $ 580,000                 45,189                250,075
                                              =================      =================      =================


         In addition, during July 2001, the holder of the note converted $100,000 of principal and $6,630 of principal-in-kind notes and accrued interest into 42,652 shares of our common stock at a conversion price of $2.50 per share (See Note 12).

NOTE 9 - STOCK BASED COMPENSATION EXPENSE

        During the six months ended June 30, 2001, we issued common stock and options to purchase our common stock as described below and recorded expenses as set forth in the following table:

                                                 Number of
                                                 Shares or                                      Deferred
                                                  Warrants                                    Compensation
                                                   Issued                Expense                 Expense
----------------------------------------      -----------------      -----------------      ------------------
Stock options issued to consulting
     company (A)                                       120,000              $  73,381               $ 146,767
Stock options issued to financial
     services company (B)                              100,000                 99,443                  74,081
Common stock issued to financial
     services company (B)                                7,500                 20,900                       -
Reset of series B preferred stock
     common stock purchase

     warrants (C)                                            -                 61,746                       -
Acceleration of stock option vesting
     date (D)                                                -                 27,646                       -
Amortization of previous years
     deferred compensation                                   -                212,421                  33,881
                                              ----------------       ----------------       -----------------
Totals                                                 120,000              $ 495,557               $ 254,729
                                              ================       ================       =================

         (A) In March 2001, we issued a three-year option to purchase 120,000 shares of our common stock at an exercise price of $2.813 per share to a consulting company in connection with investor relation services to be rendered to Webb. The options vest one third on the grant date and one third on each of the next two anniversary dates of the agreement. The option agreement provides for accelerated vesting for the unvested options provided the consulting company meets certain specified objectives. We valued the options at $220,148 and applied variable plan accounting pursuant to SFAS 123 and related interpretation EITF-96-18 to the 80,000 unvested options, utilizing the Black-Scholes option pricing model using the following assumptions:

                                                                          40,000                80,000
                                                                          Options               Options
                                                                     -----------------      -----------------
Exercise price                                                            $     2.813            $     2.813
Fair market value of common stock on valuation date                       $     2.813            $     2.450
Option life                                                                   3 years                3 years
Volatility rate                                                                   121%                   127%
Risk-free rate of return                                                          6.0%                   6.0%
Dividend rate                                                                       0%                     0%

         Because variable plan accounting requires us to revalue the unvested options at each balance sheet date, the value of the option and related expense in future periods may increase significantly if our stock price increases.

         (B) In April 2001, we entered into a six-month agreement with a consulting company to provide Webb with investor relation services. In connection with the agreement, the consulting company will receive 2,500 restricted shares of our common stock at the end of each month commencing April 2001. During the three months ended June 30, 2001, we issued 7,500 shares of our common stock at prices ranging from $2.45 to $3.36 per share and recorded compensation expense totalling $20,900. In addition, we also issued options to purchase 100,000 shares of our common stock at exercise prices ranging from $2.50 to $5.00 per share with a three-year exercise term. The options vest ratably over the term of the agreement. We valued the options at $173,524 applying variable plan accounting pursuant to SFAS 123 and related interpretation EITF-96-18 utilizing the Black-Scholes option pricing model and recorded compensation expense totalling $99,443 during the three months ended June 30, 2001, based on the vesting terms of the options. We used the following assumptions to calculate the value of the options:

                                                   25,000                 25,000                50,000
                                                   Options                Options               Options
                                              -----------------      -----------------      -----------------
Exercise price                                        $   2.50              $    3.00              $    5.00
Fair market value of common stock on                  $  1.250 to           $   1.250 to           $   1.250 to
     valuation date                                   $   2.450             $   2.450              $   2.450
Option life                                            3 years                3 years                3 years
Volatility rate                                           127%                   127%                   127%
Risk-free rate of return                                 6.25%                  6.25%                  6.25%
Dividend rate                                               0%                     0%                     0%
Total value                                           $ 49,670              $  48,115              $  75,749


         (C) In May 2001, in accordance with the original terms of the warrant agreements, the exercise price of the warrants issued in connection with the sale of our series B preferred stock in February 2000, was reset from $3.75374 to $2.703 per share. As a result of the reset, we recorded a non-cash compensation expense totalling

$27,550 during the three months ended June 30, 2001. The value of the warrant was calculated using the Black-Scholes option pricing model utilizing the following assumptions:

                                                                   Immediately
                                                                    Preceding       Immediately
                                                                      Reset         After Reset
                                                                  -------------    -------------
Common stock issuable upon exercise of warrant                          343,750          343,750
Exercise price                                                         $3.75374         $  2.703
Fair market value of common stock on date of issuance                  $   3.00         $  2.990
Option life                                                             5 years          5 years
Volatility rate                                                             120%             120%
Risk-free rate of return                                                   6.71%            6.71%
Dividend rate                                                                 0%               0%
Calculated value                                                       $853,222         $880,772

         (D) In June 2001, we accelerated the vesting date on the last date of employment for options to purchase 40,674 shares of our common stock for three employees who were terminated in June 2001. As a result, we recorded compensation expense totalling $27,646 during the three months ended June 30, 2001, which represents the intrinsic value of the accelerated options as follows:

Exercise prices                                                      $ 1.875
Fair market value of common stock on acceleration date               $ 3.240
Intrinsic value per share                                            $ 1.365
Number of options                                                     20,253

NOTE 10 - DISCONTINUED OPERATIONS

         In September 2000, our e-banking segment was sold to a privately held company. The sale of this segment is reflected as a sale of discontinued operation in the accompanying condensed consolidated financial statements. Accordingly, revenues, costs and expenses of this discontinued operation have been excluded from the respective captions in the Consolidated Statement of Operations and have been reported as "Loss from discontinued operations" for all periods presented.

         Summarized financial information for the discontinued operation is as follows:

                                                      Three Months Ended          Six Months Ended
                                                           June 30,                    June 30,
                                                  ------------------------    -----------------------
                                                      2001         2000          2001         2000
                                                  -----------   ----------    ----------   ----------
Net revenues                                      $         -   $  227,460    $       -    $  424,729
Net loss from discontinued operations             $         -   $  (27,065)   $       -    $  (61,857)

NOTE 11 - BUSINESS SEGMENT INFORMATION

         Webb develops and supports products and services for small and medium sized businesses by providing an interactive framework of local commerce and community-based services comprised of publishing, content management, community-building and communications. In addition, our subsidiary, Jabber, is engaged in the early stages of several projects that are implementing the Jabber.org XML-based open-source instant messaging platform for portal services, enterprise messaging, financial services applications and enhanced mobile and telephony integration. We have two reportable business segments: AccelX and Jabber.

         AccelX consists of XML-based online commerce and communication solutions for small and medium sized business, with a particular emphasis on local commerce interaction.

         Jabber consists of XML-based open-source Internet application products which incorporates instant messaging as a key application for commerce-oriented dialogs between businesses and consumers.

                                                           June 30,            December 31,
                                                             2001                 2000
                                                        -------------        ---------------
                                                                             (As Restated - See
                                                                                 Note 13)
Assets
--------------------------------------------
AccelX                                                  $    6,453,968       $    15,460,370
Jabber                                                       4,973,070             4,016,533
Eliminations                                                (1,292,658)           (3,056,166)
                                                        --------------       ---------------
Total assets                                            $   10,134,380       $    16,420,737
                                                        ==============       ===============


Property and equipment, net
--------------------------------------------
AccelX                                                  $    2,018,956       $     2,566,359
Jabber                                                         277,993               263,773
                                                        --------------       ---------------
Total                                                   $    2,296,949       $     2,830,132
                                                        ==============       ===============



                                       Three Months Ended                        Six Months Ended
                                            June 30,                                 June 30,
                                ----------------------------------     -------------------------------------
                                     2001               2000                2001                 2000
                                ---------------    ---------------     ----------------     ----------------
                                                    (As Restated -                           (As Restated -
                                                     See Note 13)                             See Note 13)
-------------------------------
Net Revenues from Continuing
Operations
-------------------------------
AccelX                          $       590,790    $       885,199     $      1,469,719     $      1,697,752
Jabber                                  157,654             18,550              257,479               18,550
                                ---------------    ---------------     ----------------     ----------------
Total net revenue from
      continuing operations     $       748,444    $       903,749     $      1,727,198     $      1,716,302
                                ===============    ===============     ================     ================


Net Loss from Continuing
Operations
-------------------------------
AccelX                          $    (5,947,729)   $    (5,955,040)    $    (14,119,335)    $    (11,445,910)
Jabber                               (2,077,410)        (1,160,602)          (4,094,994)          (1,223,851)
Eliminations                          2,558,429                  -            4,642,100                    -
                                ---------------    ---------------     ----------------     ----------------
Total net loss from
      continuing operations     $    (5,466,710)   $    (7,115,642)    $    (13,572,229)    $    (12,669,761)
                                ===============    ===============     ================     ================


Depreciation and Amortization
-------------------------------
AccelX                          $     1,052,246    $     2,425,082     $      2,092,415     $      4,598,795
Jabber                                  393,459              3,896              779,268                4,172
Eliminations                           (365,662)                 -             (727,305)                   -
                                ---------------    ---------------     ----------------     ----------------
Total depreciation and
      amortization expense      $     1,080,043    $     2,428,978     $      2,144,379     $      4,602,967
                                ===============    ===============     ================     ================


                                                        June 30,           December 31,
                                                          2001                 2000
                                                     ----------------     ----------------
Property and equipment additions
-------------------------------------------
AccelX                                                     $   74,679          $ 1,286,191

Jabber                                                         66,183              267,945
                                                     ----------------    -----------------
Total                                                      $  140,862          $ 1,554,136
                                                     ================    =================

NOTE 12 - SUBSEQUENT EVENTS

         Sale of Jabber Preferred Stock-

         On July 17, 2001, FTTI acquired 2,441 shares of the series B convertible preferred stock of Jabber, a subsidiary of Webb, from Jabber in exchange for and in cancellation of principal and interest on an outstanding loan to Jabber of $2,441,000 (See Note 6) and acquired directly from Webb 750,000 shares of series A convertible preferred stock of Jabber in consideration for which FTTI paid Webb $750,000. The Jabber preferred stock acquired by FTTI represents, on an as-if-converted basis, approximately 15% of Jabber's outstanding capital stock following the transactions.

         The Stock Purchase Agreement among FTTI, Jabber and Webb, provides that FTTI will purchase an additional 1,750 shares of series B convertible preferred stock for an aggregate consideration of $1,750,000 on or about September 1, 2001, subject to the satisfaction of various conditions set forth in the Stock Purchase Agreement. In addition, subject to the satisfaction of various conditions set forth in the Stock Purchase Agreement, on or about January 31, 2002, FTTI may purchase an additional 2,000 shares of the series B convertible preferred stock for an aggregate consideration of $2,000,000, depending upon Jabber's 2001 net revenues. If Jabber's 2001 net revenues are equal to or greater than $3,962,000 but less than or equal to $6,603,000, then: (i) Jabber will have the option to require FTTI to purchase the 2,000 shares of series B convertible preferred stock, and (ii) if Jabber does not exercise such option, then FTTI will have the option to purchase the 2,000 shares. If Jabber's 2001 net revenues are less than $3,962,000, then FTTI will have the option to purchase the 2,000 shares of series B convertible preferred stock. If Jabber's 2001 net revenues are greater than $6,603,000, then Jabber will have the option to require FTTI to purchase the 2,000 shares of series B convertible preferred stock.

         In addition to the foregoing, FTTI has loaned Jabber $100,000 pursuant to a convertible promissory note, which is secured by: (i) a security interest in substantially all of the assets of Jabber; (ii) a guarantee given by Webb; and (iii) a pledge by Webb of a portion of its Jabber securities. Webb has pledged to FTTI, 1,400,000 shares of its series A-2 convertible preferred stock to secure its guarantee of the convertible promissory note and Webb's representations and warranties and covenants contained in the Stock Purchase Agreement. During the term of the pledge, FTTI has the right to vote the shares of the preferred stock pledged by Webb, provided that FTTI cannot vote the shares for a merger or sale of Jabber or for an amendment to Jabber's charter documents without Webb's prior consent and FTTI is required to vote the shares for election to Jabber's Board of Directors, comprised of five members, as indicated by Webb two affiliates of Webb and two independent nominees designated by Webb. The series A-2 convertible preferred stock of Jabber is entitled to ten
(10) votes per share. The combination of the 1,400,000 shares of series A-2 convertible preferred stock pledged to FTTI with the series B convertible preferred stock and series A-1 convertible preferred stock acquired by FTTI represents in excess of fifty percent (50%) of Jabber's outstanding voting shares. The principal and interest of the convertible note payable are convertible into shares of the series B convertible preferred stock at $1,000 per share.

         The Stockholders Agreement to which FTTI and Webb are parties: (i) provides that Webb shall not, without the prior written consent of FTTI, sell a number of its shares of Jabber's securities representing more than twenty percent (20%) of Jabber's then outstanding capital stock to named competitors of FTTI unless, for certain of the named competitors, the sales price per share is at least three times the price FTTI paid for its preferred shares (on an as-converted basis); (ii) grants to FTTI a right of first refusal to purchase proposed sales of Jabber common stock by Webb (A) to certain named competitors of Jabber if the sales price is at least three times the price FTTI paid for its preferred shares (on an as-converted basis) or (B) if the proposed sale is not to such named competitors but represents twenty percent (20%) or more of Jabber's then outstanding shares of capital stock; and (iii) gives FTTI the right to participate with Webb on a proportional basis in a proposed sale by Webb. In addition, the Investor Rights Agreement to which FTTI and Jabber are parties, grants to FTTI the right to participate in future Jabber financings to the extent required for FTTI to maintain its then percentage ownership of Jabber's capital stock.

         Assuming FTTI completes the purchase of all of the series B convertible preferred stock as described above and converts the note and accrued interest into shares of the series B convertible preferred stock, FTTI would own Jabber preferred stock convertible into approximately 7,050,000 shares of Jabber common stock. On a pro forma as-if-converted basis, assuming purchase of all of the Jabber preferred stock by FTTI as described above and conversion of all of Jabber's then outstanding shares of preferred stock, the percentage of Jabber's then outstanding shares of common stock owned by each of its shareholders would be as follows: Webb - 64.8%; FTTI - 28.7%; DiamondCluster International, Inc. - 2.8%; and all other current common stockholders as a group - 3.7%.

         Conversion of 10% Convertible Note Payable-

         During July 2001, the holder of our 10% convertible note payable converted $100,000 of principal and $6,630 of principal-in-kind notes and accrued interest into 42,652 shares of or common stock at a conversion price of $2.50 per share.

         Sale of Jabber Stock and Short-Term Loan-

         During August 2001, we sold 25 shares of our series C convertible preferred stock of Jabber for $25,000 and obtained a commitment for a short-term loan in the amount of $300,000. The loan is to be repaid within 60 days of the closing, will bear interest at 10% per annum and will be secured by a pledge of 3,800,000 shares of our series A-1 convertible preferred stock of Jabber. The maker of this loan will also be granted a warrant to purchase 25,000 shares of our common stock at $2.50 per share.

         Pro Forma Stockholders' Equity-

         Our stockholders' equity at June 30, 2001, adjusted to reflect the conversion of a portion of the 10% convertible note payable during July 2001, as described above, would have been approximately $2.52 million.

NOTE 13 - RESTATEMENT

         In December 1999, we issued a warrant to the holder of our 10% note payable in connection with amending the terms of our 10% note payable. This warrant was issued in connection with the sale of our series B preferred stock, which we completed in February 2000. We originally recorded the warrant, valued at $2,311,475, as a series B preferred stock offering cost. We have now determined that it is appropriate to re-characterize this warrant as additional consideration to the note holder, and have revised our accounting for this warrant to reflect it as a deferred financing asset related to the 10% note payable. Accordingly, the results of operations for periods after December 1999, have been restated to reflect such capitalization and amortization of the $2,311,475 as additional non-cash interest expense from the date of issuance to the date of maturity for the 10% convertible note payable, August 25, 2002. This restatement has no effect on previously reported cash flows from operations, investing activities, or financing activities.

         As a result of the re-characterization of the warrant as noted above, the relative fair value of the series B preferred stock and the warrant issued therewith was also affected, resulting in additional proceeds being allocated to warrants and an equal reduction in proceeds allocated to additional paid-in capital, with no net impact on total stockholder's equity.

         During July and September 2000, we issued 912,500 shares of common stock of our subsidiary, Jabber, to Jabber employees, an officer of Webb and members of the Jabber advisory boards for services provided to Jabber and to be rendered in future periods. Certain of the shares were vested immediately, and certain shares vest over a periods ranging from one month to two years. We recorded the estimated fair value of these shares and the related deferred compensation totalling $523,700 on the grant date. Through December 31, 2000, we recorded compensation expense totalling $276,337. In our previously reported results for the year ended December 31, 2000, we recorded minority interest on our balance sheet equal to the total value of the common stock and did not allocate any of Jabber's losses to the minority shareholders of Jabber. We have revised our accounting for the minority interest to reflect the minority share of Jabber's losses in an amount equal to the minority interest share of Jabber's net assets.

         This restatement and its impact on previously reported quarterly amounts are presented below.

Condensed Consolidated Balance Sheet:

                                                                               December 31, 2000
                                                                     --------------------------------------
                                                                         As Filed           As Restated
                                                                     -----------------    -----------------
                                   ASSETS
Current assets                                                          $    6,264,566       $    6,721,948
 Other assets                                                                9,340,870            8,883,488
Deferred financing costs (Note 1)                                              104,893              815,301
                                                                     -----------------    -----------------

         Total assets                                                   $   15,710,329       $   16,420,737
                                                                     =================    =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities                                                             $    6,199,421       $    6,199,421
                                                                     -----------------    -----------------

Minority interest in subsidiary (Note 4)                                       523,700                    -
                                                                     -----------------    -----------------
Stockholders' equity:
     Preferred stock:                                                          912,286              912,286
     Common stock (Note 2)                                                  85,986,641           85,506,004
     Warrants and options (Note 3)                                          13,740,819           15,450,237
     Deferred compensation (Note 4)                                           (402,137)            (154,774)
     Other accumulated comprehensive income                                      1,371                1,371
     Accumulated deficit                                                   (91,251,772)         (91,493,808)
                                                                     -----------------    -----------------

              Total stockholders' equity                                     8,987,208           10,221,316
                                                                     -----------------    -----------------

              Total liabilities and stockholders' equity                $   15,710,329       $   16,420,737
                                                                     =================    =================

Unaudited Condensed Consolidated Statement of Operations:

                                               Three Months Ended                        Six Months Ended
                                                 June 30, 2000                             June 30, 2000
                                      -------------------------------------    --------------------------------------
                                        As Reported          As Restated         As Reported          As Restated
                                      ----------------     ----------------    -----------------    -----------------
Loss from operations                       $(7,118,958)         $(7,118,958)        $(12,465,584)        $(12,465,584)
Interest income                                283,486              283,486              445,373              445,373
Interest expense                              (172,961)            (280,170)            (347,951)            (649,550)
                                      ----------------     ----------------    -----------------    -----------------
Net loss from continuing operations         (7,008,433)          (7,115,642)         (12,368,162)         (12,669,761)
Net loss from discontinued
   operations                                  (27,065)             (27,065)             (61,857)             (61,857)
                                      ----------------     ----------------    -----------------    -----------------
Net loss                                    (7,035,498)          (7,142,707)         (12,430,019)         (12,731,618)
Preferred stock dividends                            -                    -             (373,126)            (373,126)
Accretion of preferred stock to
   redemption value                                  -                    -          (12,500,000)         (12,500,000)
                                      ----------------     ----------------    -----------------    -----------------
Net loss applicable to common
   stockholders                            $(7,035,498)         $(7,142,707)        $(25,303,145)        $(25,604,744)
                                      ================     ================    =================    =================
Net loss per share, basic and
   diluted                                 $     (0.77)         $     (0.78)        $      (2.85)        $      (2.88)
                                      ================     ================    =================    =================
Weighted average shares
    outstanding, basic and diluted           9,112,440            9,112,440            8,888,848            8,888,848
                                      ================     ================    =================    =================


                                               Three Months Ended                        Nine Months Ended
                                               September 30, 2000                        September 30, 2000
                                      ------------------------------------     -------------------------------------
                                          As Reported          As Restated          As Reported          As Restated
                                      ------------------    --------------     ------------------  -----------------
Loss from operations                     $(6,749,146)         $(6,749,146)        $(19,215,645)        $(19,215,645)
Interest income                               70,761               70,761              508,096              508,096
Interest expense                            (109,571)            (217,658)            (457,523)            (867,509)
                                      ------------------    --------------     ------------------  -----------------
Net loss from continuing
    operations                            (7,136,037)          (7,244,424)         (19,505,115)         (19,915,101)

Net loss from discontinued
   operations                               (203,372)            (203,372)            (265,129)            (265,129)
                                      ------------------    --------------     ------------------  -----------------
Net loss                                  (7,339,409)          (7,447,796)         (19,770,244)         (20,180,230)
Preferred stock dividends                          -                    -             (373,126)            (373,126)
Accretion of preferred stock to
   redemption value                                -                    -          (12,500,000)         (12,500,000)
                                      ------------------    --------------     ------------------  -----------------
Net loss applicable to common
   stockholders                          $(7,339,409)         $(7,447,796)        $(32,643,370)        $(33,053,356)
                                      ------------------    --------------     ------------------  -----------------
Net loss per share, basic and
   diluted                               $     (0.80)         $     (0.81)        $      (3.63)        $      (3.67)
                                      ------------------    --------------     ------------------  -----------------
Weighted average shares
    outstanding, basic and diluted         9,217,471            9,217,471            8,999,188            8,999,188
                                      ------------------    --------------     ------------------  -----------------


                                                  Year Ended
                                               December 31, 2000
                                      -------------------------------------
                                        As Reported          As Restated
                                      ----------------     ----------------
Loss from operations                    $(35,578,433)        $(35,578,433)
Interest income                              731,808              731,808
Interest expense                            (605,638)          (1,124,011)
Loss on foreign currency
transactions                                (130,357)            (130,357)
Loss on write-off of investment in
common stock                                (448,172)            (448,172)
Loss on disposition of property and
equipment                                   (344,341)            (344,341)
                                      ----------------     ----------------
Net loss from continuing operations      (36,375,133)         (36,893,506)
Net loss from discontinued
   operations                               (203,372)            (203,372)
                                      ----------------     ----------------
Net loss before minority interest        (36,578,505)         (37,096,878)
Minority interest in losses of
   subsidiary                                      -              276,337
                                      ----------------     ----------------
Net loss                                 (36,578,505)         (36,820,541)
Preferred stock dividends                   (373,126)            (373,126)
Accretion of preferred stock to
   redemption value                      (11,660,000)         (11,660,000)
                                      ----------------     ----------------
Net loss applicable to common
   stockholders                         $(48,611,631)        $(48,853,667)
                                      ================     =================
Net loss per share, basic and
   diluted                              $      (5.37)        $      (5.39)
                                      ================     =================
Weighted average shares
    outstanding, basic and diluted         9,060,437            9,060,437
                                      ================     ================

Note 1: The increase in deferred financing costs represents the value of the warrant of $2,311,475 less amortization expense from date of issuance through December 31, 2000, totalling $518,373 and a reduction of $1,082,694 related to the conversion of one-half of the 10% note payable in February 2000.

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

Note 4: The reduction in minority interest of $523,700 and deferred compensation of $247,363 at December 31, 2001, represents the allocation of the losses in Jabber to their minority shareholders equal to the minority interest share in the net assets of Jabber, which totalled $276,337 for the year ended December 31, 2001.

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Webb provides innovative advanced online commerce and communication solutions for businesses. Our AccelX product line of XML-based commerce and buyer-seller interaction products and services provides businesses with powerful web-site development and communication tools to attract customers, generate leads, increase buyer-seller interaction and strengthen customer relationship management. Our Jabber, Inc. subsidiary is building a business around commercializing Jabber.org open-source technologies for real time XML-based communications. Jabber is currently focused on developing and marketing commercial-grade instant messaging software, solutions and hosting for large enterprises, service providers and independent software vendors.

         Prior to January 2000, we were organized around our primary market focus on local commerce services, with an additional business unit dedicated to e-banking services. During the third quarter of 2000, we discontinued our e-banking business. In January 2000, we formed a new subsidiary in order to commercialize separately the Jabber.org instant messaging system from our AccelX business. We intend to seek participation from external partners to help us maximize the value of our instant messaging business. See Note 12 to Notes to Consolidated Financial Statements for information regarding a Jabber investment by France Telecom Technologies Investissements.

         During the fourth quarter of 2000, it became apparent that many of our potential customers were delaying software technology purchase decisions due to uncertainties regarding the economy and a reluctance to make significant investments in new Internet-related products and services. While we were optimistic that these factors would improve by mid-2001, they have continued to adversely affect our revenues and we do not see evidence of any significant improvement in theses factors during the balance of the year. Our revenues have also been adversely affected by our lack of adequate working capital.

         In response to these factors, particularly their impact on our AccelX business, we have implemented an operating strategy for our AccelX business which is designed to preserve the core value of this business while narrowing our product development efforts and reducing investments in new product and marketing activities. As a result of these changes, monthly expenses for our AccelX business are expected to average $577,000 during the third quarter and $440,000 during the fourth quarter of 2001. Marketing and sales efforts for our AccelX business during the balance of 2001 will be focused on providing services to existing customers to improve their sell-through of our products and services.

         At July 31, 2001, we employed 81 fulltime employees, including 8 in management and administration who provide services to both our AccelX and Jabber businesses, 24 devoted primarily to our AccelX business and 49 devoted primarily to our Jabber business. This compares to a total of 115 full time employees at March 28, 2001, including 10 in management and administration who provided services to both our AccelX and Jabber businesses, 65 devoted primarily to our AccelX business and 40 devoted primarily to our Jabber business. The number of full time employees devoted primarily to our AccelX business is expected to be reduced by an additional 7 persons by the end of the third quarter.

         We have incurred losses from operations since inception. At June 30, 2001, we had an accumulated deficit of approximately $108 million. The accumulated deficit at June 30, 2001, included approximately $59.5 million of non-cash expenses related to the following:

         . Beneficial conversion features related to convertible notes payable, preferred stock and preferred stock dividends;
         .  Resets of warrant exercise prices;
         .  Stock and stock options issued for services;
         .  Warrants issued to customers, lenders and investors;
         . Interest expense on a convertible note paid by the issuance of similar notes;
         . Amortization of intangible assets acquired in consideration for the issuance of our securities;

         . Impairment loss on acquired intangible assets and goodwill; and . Write-off of securities received for our e-banking business.

         As a result of the $2.5 million preferred stock private placement we completed in February 2001, we recorded non-cash expense totalling approximately $2 million associated with issuance of our series C-1 preferred stock. In addition, we recorded non-cash expenses totalling approximately $3.3 million associated with the reset of conversion prices for our series B-2 preferred stock and 10% convertible note payable as well as the reset of exercise prices for certain warrants issued in connection with our series B preferred stock private placement. If we issue shares of our series C-2 preferred stock and warrants, or other securities with similar provisions, we will record substantial additional non-cash charges.

         The accompanying consolidated financial statements have been prepared assuming that Webb will continue as a going concern. Among other factors, we have incurred significant and recurring losses from operations, and such losses are expected to continue in the near future, which, combined with our current inadequate working capital, raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The report of Arthur Andersen LLP, our independent public accountants, issued with regard to our financial statements for the year ended December 31, 2000, included a paragraph expressing substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

         In December 1999, we issued a warrant to the holder of our 10% note payable in connection with amending the terms of our 10% note payable. This warrant was issued in connection with the sale of our series B preferred stock, which we completed in February 2000. We originally recorded the warrant, valued at $2,311,475, as a series B preferred stock offering cost. We have now determined that it is appropriate to re-characterize this warrant as additional consideration to the note holder, and have revised our accounting for this warrant to reflect it as a deferred financing asset related to the 10% note payable. Accordingly, the results of operations for periods after December 1999, have been restated to reflect such capitalization and amortization of the $2,311,475 as additional non-cash interest expense from the date of issuance to the date of maturity for the 10% convertible note payable, August 25, 2002. This restatement has no effect on previously reported cash flows from operations, investing activities, or financing activities.

         During July and September 2000, we issued 912,500 shares of common stock of our subsidiary, Jabber, to Jabber employees, an officer of Webb and members of the Jabber advisory boards for services provided to Jabber and to be rendered in future periods. Certain of the shares were vested immediately, and certain shares vest over a periods ranging from one month to two years. We recorded the estimated fair value of these shares and the related deferred compensation totalling $523,700 on the grant date. Through December 31, 2000, we recorded compensation expense totalling $276,337. In our previously reported results for the year ended December 31, 2000, we recorded minority interest on our balance sheet equal to the total value of the common stock and did not allocate any of Jabber's losses to the minority shareholders of Jabber. We have revised our accounting for the minority interest to reflect the minority share of Jabber's losses in an amount equal to the minority interest share of Jabber's net assets.

         This restatement and its impact on previously reported quarterly amounts are presented below.

Unaudited Condensed Consolidated Statement of Operations:

                                               Three Months Ended                        Six Months Ended
                                                 June 30, 2000                             June 30, 2000
                                      -------------------------------------    --------------------------------------
                                        As Reported          As Restated         As Reported          As Restated
                                      ----------------     ----------------    -----------------    -----------------
Loss from operations                     $(7,118,958)         $(7,118,958)        $(12,465,584)        $(12,465,584)
Interest income                              283,486              283,486              445,373              445,373
Interest expense                            (172,961)            (280,170)            (347,951)            (649,550)
                                      ----------------     ----------------    -----------------    -----------------
Net loss from continuing
   operations                             (7,008,433)          (7,115,642)         (12,368,162)         (12,669,761)
Net loss from discontinued
   operations                                (27,065)             (27,065)             (61,857)             (61,857)
                                      ----------------     ----------------    -----------------    -----------------
Net loss                                  (7,035,498)          (7,142,707)         (12,430,019)         (12,731,618)
Preferred stock dividends                          -                    -             (373,126)            (373,126)
Accretion of preferred stock to
   redemption value                                -                    -          (12,500,000)         (12,500,000)
                                      ----------------     ----------------    -----------------    -----------------
Net loss applicable to common
   stockholders                          $(7,035,498)         $(7,142,707)        $(25,303,145)        $(25,604,744)
                                      ================     ================    =================    =================

Net loss per share, basic and
   diluted                               $     (0.77)         $     (0.78)        $      (2.85)        $      (2.88)
                                      ================     ================    =================    =================
Weighted average shares
   outstanding, basic and diluted          9,112,440            9,112,440            8,888,848            8,888,848
                                      ================     ================    =================    =================

Revenues:

         Components of net revenues from continuing operations and cost of revenues are as follows:

                                       Three Months Ended                        Six Months Ended
                                            June 30,                                 June 30,
                                ----------------------------------     -------------------------------------
                                        2001               2000                2001                 2000
                                ---------------    ---------------     ----------------     ----------------
Net revenues
    Licenses                      $    184,414       $    487,008        $     656,679          $ 1,168,734
    Services                           564,070            416,741            1,070,559              547,568
                                ---------------    ---------------     ----------------     ----------------
    Total net revenues:                748,484            903,749            1,727,238            1,716,302

Cost of revenues:
    Cost of licenses                   251,076            272,593              433,122              471,819
    Cost of services                   878,462            433,516            2,030,677              880,102
                                ---------------    ---------------     ----------------     ----------------

       Total cost of revenues        1,129,538            706,109            2,463,799            1,351,921
                                ---------------    ---------------     ----------------     ----------------

Gross margin                      $   (381,054)      $    197,640        $    (736,561)         $   364,381
                                ===============    ===============     ================     ================

         License revenues represent fees earned for granting customers licenses to use our software products. While our basic distribution model is to provide services to aggregators of small businesses who agree to pay us a portion of their future revenues, thereby providing us with the expectation of future revenues as our distribution partners sell our services to their small business customers, late in 1999 we began offering perpetual software licenses. In addition, during 2000, we began to license our AccelX software products under a hybrid model whereby our customers purchase a fixed number of licenses under a perpetual license arrangement and purchase additional licenses on a recurring revenue share basis. Software license fees may continue to represent a significant portion of license revenue for at least the next several quarters as these fees are generally significantly larger than are the initial fees paid by those distribution partners who agree to pay us a portion of their future revenues. We estimate that it will take those distribution partners up to one year or more after they commence distribution of our AccelX services to develop a significant base of small businesses using these services for the recurring revenues to become significant. Additionally, our license fee revenue may vary significantly from quarter to quarter due to the relative significance of individual contracts to our total revenue. During the second quarter of 2001, we began licensing our Jabber software products based on a perpetual license, concurrent user pricing model.

         During the three months ended June 30, 2001, we recognized $123,746 from the sale of initial software licenses compared with $217,500 for the similar 2000 period. The software license revenues in 2001 three-month period were from sales of our Jabber IM software to France Telecom Multimedia Services and Walt Disney Internet Group. During the six months ended June 30, 2001, we recognized $549,863 from the sale of initial software licenses compared with $656,400 for the similar 2000 period. In addition to the software license revenue recognized in the 2001 three-month period, during the first quarter we recognized $380,000 of software license revenue from a sale of our AccelX products to Swiss Online AG, a European yellow page publisher. The software license revenues in the 2000 six-month period were primarily from a sale of our AccelX products to Vetconnect, Inc., a vertical portal that provided Internet services for veterinarians.

         We recognized $60,668 in recurring license fees for the three months ended June 30, 2001, compared with $269,508 for the similar 2000 period. We recognized $106,816 in recurring license fees for the six months ended June 30, 2001, compared with $512,334 for the similar 2000 period. The decreases between periods is a result of $200,000 and $400,000 in fees we earned in the 2000 three-and-six-month periods, respectively, net of $50,000 and $100,000, respectively, allocated to support and maintenance, from Switchboard, Inc. in the form of quarterly guaranteed minimum payments required to maintain limited exclusivity for our Site Builder product for a segment of the United States market. Switchboards exclusivity rights terminated on June 30, 2000.

         Services revenues consist principally of revenue derived from professional services for the customization of our software to customer specifications, assisting our customers in configuring and integrating our software applications, hosting fees and fees for ongoing maintenance and support. Our net revenues from services were $548,903 for the three months ended June 30, 2001, which represents an increase of 38% when compared with $398,191 for the similar 2000 period. Our net service revenues were $1,055,392 for the six months ended June 30, 2001, which represents an increase of 100% compared with $529,018 for the similar 2000 period. The increases for the three-and-six-month periods are primarily due to (i) increases totalling $84,402 and $332,802, respectively, for professional service revenue we earned in connection with the integration of our software products with our customers, primarily Swiss Online AG; (ii) increases totalling $47,569 and $85,573, respectively, in revenue recognized from support and maintenance agreements for our AccelX software; and (iii) service revenues during the three-and-six-month 2001 periods totalling $33,908 and $123,733, respectively, for our Jabber subsidiary.

         During the fourth quarter of 2000, it became apparent that most large aggregators of small businesses were delaying software and technology purchase decisions due to uncertainties with regard to the domestic economy, a reluctance to make significant investments in new Internet-related products and services and management changes or reorganizations at many of these companies. These factors and a slow down in the European economy appear to be continuing to cause a slow down in purchase decisions by many of our potential customers and are expected to continue to do so for the balance of 2001. This is expected to result in lower sales of our products and services than contemplated in our business plan for the year. In addition, to the extent that purchase decisions are made, they may be for lower up-front license fees and professional services in order to reduce our customers' financial commitments and to put a greater emphasis on revenue sharing arrangements. This also could result in lower revenues in 2001 than contemplated in our business plan.

Cost of Revenues:

         Cost of revenues as a percentage of net revenues from continuing operations was 151% for the three months ended June 30, 2001, compared to 78% for the similar 2000 period and 143% for the six months ended June 30, 2001, compared with 79% for the similar 2000 period.

                  Cost of license revenues - Cost of license revenues consists of compensation costs associated with personnel who assist our customers in delivering services to end users, third party content software license fees, and third party transaction fees. Cost of license revenues were

         $251,076 for the three months ended June 30, 2001, or 136% of net license revenues, compared with $272,593, or 56% of net license revenues for the similar 2000 period. Cost of license revenues were $433,122 for the six months ended June 30, 2001, or 66% of net license revenues, compared with $471,819, or 40% of net license revenues for the similar 2000 period. The absolute dollar decreases for the 2001 periods were primarily attributable to incurring $152,500 and $215,000 in the 2000 three-and-six-month periods, respectively, for the amortization of a one-year third-party software license we purchased in 1999 to integrate directory functionality into our AccelX products and a third party software license we purchased in the 2000 three-month period for map publishing for which we earn recurring license revenues. These decreases were partially off-set by increases of (i) $92,204 and 163,793 in the 2001 three-and-six-month periods, respectively, in costs , primarily for compensation and contractor expenses, associated with our client services organization, which commenced operating activities during the second half of 2000 to assist our distribution partners in the sell-through of our products and services to small business. Since our business plan is heavily dependent on recurring revenue from our distribution partners, we will continue to incur costs in assisting our distribution partners in obtaining market penetration and sell-through of our products and services and these costs may be significant.

                  Cost of service revenues - Cost of service revenues consists of compensation costs and consulting fees associated with performing custom programming, installation and integration services for our customers and support services as well as costs for hosting services which consist of costs to operate our network operating center and other direct and indirect costs. Cost of service revenues was $878,462 for the three months ended June 30, 2001, or 156% of net service revenues, compared with $433,516, or 104% of net service revenues for the similar 2000 period. Cost of service revenues was $2,030,677 for the six months ended June 30, 2001, or 190% of net service revenues, compared with $800,102, or 161% of net service revenues for the similar 2000 period. During the third quarter of 2000, we established separate professional services and customer support organizations to better service our customers. Consequently, with the formation of these two organizations, we incurred $202,176 and $562,711 more in costs in the 2001 three-and-six-month periods for these infrastructure costs which are comprised primarily of employee compensation and other employee related costs. As a result of a reorganization of our AccelX operations in the second quarter of 2001, we eliminated much of the infrastructure and overhead costs to more closely match our expected short-term professional and support revenues. In addition, the absolute dollar increase was attributable to providing a higher volume of professional services to our customers. These increases were partially off-set in the 2001 six-month period by a reduction of $119,160 in costs associated with our network operating center, from $700,716 in the 2000 six-month period to $581,556 in the 2001 six-month period, primarily as a result of decreases in rent, third-party support costs and other lease expenses. Our network operating center has been built to accommodate our current customer base as well as significant additional projected growth. Consequently, the current cost to operate the network operating center is high compared to current revenues and will remain relatively high for at least the next several quarters . We also anticipate that cost of service revenues will increase in absolute dollars as well as a percentage of service revenues for at least the next several quarters as we build the support infrastructure for our Jabber subsidiary.

Operating Expenses:

         Sales and marketing expenses consist primarily of employee compensation, cost of travel, advertising and public relations, trade show expenses, and costs of marketing materials. Sales and marketing expenses were $533,560 for the three months ended June 30, 2001, or 71% of net revenues compared with $738,776, or 82% of net revenues for the similar 2000 period. Sales and marketing expenses were $1,138,439 for the six months ended June 30, 2001, or 66% of net revenues compared with $1,193,227 or 70% of net revenues for the similar 2000 period. These expenses included $249,463 and $461,564 in 2001 three-and-six-month periods, respectively, and $29,752 in the 2000 periods, for our Jabber subsidiary. The decrease in absolute dollars for the 2001 three-and-six-month periods was primarily attributable to (i) incurring less in recruiting fees totalling $93,786 and $120,518, respectively, as we incurred recruiting expenses for five and seven employees hired in the 2000 three-and-six-month periods, respectively; and (ii) incurring less in fee paid to marketing consultants for market research and the outsourcing of the production of marketing materials totalling $119,235 and $185,637, respectively. These reductions were partially off-set by net increases in compensation expense of $43,859 and $192,743 for the 2001 three-and-six-month periods, respectively, resulting primarily from the hiring of seven employees in our Jabber subsidiary beginning in the third quarter of 2000, which represented an increase of $189,876 and $326,107 during the 2001 three-and-six-month periods, respectively. These increases were offset by reductions in compensation expense in our AccelX operations totalling $146,017 and $133,364 for the 2001 three-and-six-month periods, respectively. We changed our AccelX sales and marketing organization during the first quarter of 2001 by eliminating our marketing/communication department and by changing our sales strategy to an executive-based approach. In addition, during the second quarter of 2001, we eliminated our AccelX product marketing organization and shifted product marketing to our AccelX product development organization. As a result of the reorganization, we eliminated 12 positions through June 2001, and 2 additional positions in July 2001. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods primarily due to planned increases for our Jabber subsidiary.

         Product development expenses consist primarily of employee compensation and programming fees relating to the development and enhancement of the features and functionality of our software products and services. During the 2001 and 2000 periods, all product development costs were expensed as incurred. Product development expenses were $1,400,164 for the three months ended June 30, 2001, or 187% of net revenues compared with $1,435,208 or 159% of net revenues for the similar 2000 period. Product development expenses wee $3,145,643 for the six months ended June 30, 2001, or 182% of net revenues compared with $2,557,814 or 149% for the similar 2000 period. Product development expenses in 2001 include the development of our AccelX software products and our Jabber instant messaging products, which Jabber began developing in the second quarter of 2000. During the three months ended June 30, 2001, we incurred costs totalling $688,907 developing our AccelX products and $711,257 developing our Jabber products. During the six months ended June 30, 2001, we incurred costs totalling $1,779,408 developing our AccelX products and $1,366,235 developing our Jabber products. The absolute dollar decrease during the 2001 three-month period and the increase during the 2001 six-month period were due primarily to (i) incurring less contract labor costs totalling $136,024 and $103,486, respectively; (ii) incurring $78,415 less in recruiting costs during the 2001 six month period; and (iii) more compensation costs and overhead charged to cost of service revenues totalling $130,407 during the 2001 six-month period as software engineers spent more hours working on customer contracts. These decreases were partially off-set by a net increase in employee compensation during the 2001 three-and-six-month periods totalling $128,980 and $573,003, respectively. We incurred $506,310 and $1,067,756 more in employee compensation during the 2001 three-and-six-month periods, respectively, for our Jabber subsidiary as we hired 32 employees in product development beginning in the third quarter of 2000 through the second quarter of 2001. We incurred $377,330 and $494,753 less in employee compensation during the 2001 three-and-six-month periods, respectively, in our AccelX business as we reorganized product development during 2001 resulting in the elimination of 14position through June 2001, and 3 additional positions in the third quarter of 2001. We believe that significant investments in product development are critical to attaining our strategic objectives and, as a result, we expect product development expenses to continue in future periods.

         General and administrative expenses consist primarily of employee compensation, consulting expenses, fees for professional services, and non-cash expense related to stock and warrants issued for services. General and administrative expenses were $1,839,908 for the three months ended June 30, 2001, or 246% of net revenues compared with $2,713,636, or 300% of net revenues for the similar 2000 period. General and administrative expenses for the six months ended June 30, 2001, were $3,616,338 or 209% of net revenues compared with $4,475,957 or 261% for the similar 2000 period. These expenses included $627,746 and $1,240,670 in 2001 three-and-six-month periods, respectively, and $900,308 and $916,373 in the 2000 periods, respectively, for our Jabber subsidiary. The decreases in absolute dollars in the 2001 three-and-six-month periods were primarily attributable to (i) reduced consulting expenses of $747,458 and $783,496, respectively, principally as a result of $660,000 in consulting fees paid by Jabber to one consultant in the 2000 three-month period;
(ii) reduced employee compensation expenses totalling $131,148 and $218,828, respectively, primarily as a result of the reorganization in our AccelX business that occurred during 2001 in which we eliminated 7positions; (iii) a decrease in expenses for stock registration fees and Nasdaq listing fees of $80,723 and $106,705, respectively, as we incurred registration fees in the first quarter of 2000 related to the sale of our series B preferred stock and we incurred fees to Nasdaq in the second quarter of 2000 to move from the Smallcap market to the National market; and (iv) a reduction in non-cash compensation expense for the issuance of securities for services totalling $153,652 and $159,980, respectively. These decreases were partially off-set by an increase in rent expense totalling $95,075 and $240,723 in the 2001 three-and-six-month periods, respectively, as we moved to a new office in May 2000, which resulted in both higher rental rates and an increase in the amount of space rented. We expect general and administrative expenses to decrease as a percentage of revenues as our revenues increase.

         Depreciation and amortization was $1,080,043 for the three months ended June 30, 2001, compared to $2,428,978 for the similar 2000 period and $2,144,379 for the six months ended June 30, 2001, compared with $4,602,967 for the similar 2000 period. We recorded $1,228,144 less in amortization expense during the 2001 three-month period, from $2,092,790 in the 2000 period to $864,646 in the 2001 period. We recorded $2,410,254 less in amortization expense during the 2001 six-month-period, from $4,130,045 in the 2000 period to $1,719,791 in the 2001 period. The reductions in amortization expense in the 2001 periods are a result of recording an impairment loss during the fourth quarter of 2000 which reduced the carrying value of the intangible assets we recorded from our acquisitions of Durand Communications and Update Systems. Because our business has never been profitable, and due to the other risks and uncertainties discussed herein, it is reasonably possible that an analysis of these long-lived assets in future periods could result in a conclusion that they are impaired, and the amount of the impairment could be substantial. Based on our analysis at June 30, 2001, we determined that our estimated future cash flows from the technology we acquired in acquisitions which resulted in intangible assets exceeded the carrying value of the intangible assets. Consequently, we believe that the intangible assets are not impaired at June 30, 2001. However, our estimated net cash flows are highly dependant on future revenues over the next twelve to eighteen months which are significantly higher than revenues we have earned from these assets during the first six months of 2001. While we believe that these higher revenue levels are reasonable and achievable, there can be no assurances that we will recognize revenues in sufficient amounts to recover the carrying value of these intangible assets during their remaining estimated economic lives, which range from twelve to eighteen months. If we determined that these assets were impaired, we would have to record an impairment charge for these assets which could be as much as the remaining net book value of the assets, which would substantially decrease our reported tangible assets.

Other Income and Expenses:

         Interest income was $18,272 for the three months ended June 30, 2001, compared to $283,486 for the similar 2000 period and $131,911 for the six months ended June 30, 2001, compared with $445,373 for the similar 2000 period. We recorded interest income on notes receivable form company officers totalling $3,162 and $7,100 during the three and six months ended June 30, 2001, respectively.

         Interest expense was $248,668 for the three months ended June 30, 2001, compared with $280,170 for the similar 2000 period and $2,894,147 for the six months ended June 30, 2001, compared with $618,919 for the similar 2000 period. We recorded interest expense related to the convertible note payable issued by Jabber totalling $32,482 for the three months ended June 30, 2001 and interest expense related to the 10% convertible note payable as follows:


                                         Three Months Ended                         Six Months Ended
                                              June 30,                                  June 30,
                                --------------------------------------    --------------------------------------

                                      2001                 2000                 2001                 2000
                                -----------------    -----------------    -----------------     ----------------
                                                    (As Restated - See                          (As Restated - See
                                                         Note 13)                                    Note 13)
Amortization of discount        $         40,292     $         56,552     $         84,732      $        96,934
Amortization of financing
      costs                              113,264              123,261              235,029              311,500
Principal-in-kind notes                    9,436               62,329                9,436               62,329
Beneficial conversion
      feature                                  -                    -            2,394,234                    -
                                -----------------    -----------------    -----------------     ----------------
      Total non cash
        interest expense                 162,992              242,176            2,723,431              470,763
Cash interest expense                     52,434                    -              121,913               95,891
                                -----------------    -----------------    -----------------     ----------------

      Total interest expense    $        215,426     $        242,146     $      2,845,344      $       566,654
                                =================    =================    =================     ================

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

         In addition, the reduction of non-cash interest expense related to the discount and the deferred financing costs in the 2001 periods is a result of lower balances being amortized compared with the 2000 periods due to conversions of the 10% convertible note payable. During the 2001 three-month period, we recorded a charge to additional paid in capital which otherwise would have been recorded as interest expense in future periods totalling $51,567 for the discount and $142,004 for the deferred financing costs in connection with the conversion of notes totalling $580,000. The remaining unamortized discount totalling $159,284 and deferred financing costs totalling $438,267 will be recorded as non-cash interest expense in future periods through the third quarter of 2002, unless the note payable is converted before its maturity date of August 25, 2002, in which event the then amount of the unamortized discount and deferred financing costs would be charged to additional paid-in capital.

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

         Summarized financial information for the discontinued operations is as follows:

                                         Three Months Ended                         Six Months Ended
                                              June 30,                                  June 30,
                                --------------------------------------    --------------------------------------

                                      2001                 2000                 2001                 2000
                                -----------------    -----------------    -----------------     ----------------
Net revenues                    $               -    $ 227,460            $               -     $        424,729
Cost of revenues and
      operating expenses        $               -    $ 254,525            $               -     $        486,586
Net loss from discontinued
       operations               $               -    $ (27,065)           $               -     $        (61,857)

Minority Interest:

         Minority interest arises from the allocation of losses in our Jabber subsidiary to its minority stockholders. During 2000, we granted Jabber common stock to three Company officers and other third parties for services rendered and to be rendered which vest over time, from the date of issuance through September 2002. We allocate a portion of Jabbers net losses to the minority stockholders to the extent of their share in net assets of Jabber. For the three and six months ended June 30, 2001, we allocated $65,175 and $178,540, respectively of Jabber's losses to its minority stockholders. As a result of equity transactions completed by Jabber in July 2001, (See Note 12 of Notes to Consolidated Financial Statements for information regarding the sale of Jabber securities), in future periods we will allocate additional Jabber losses to minority stockholders.

Preferred Stock Accretion Expense and Dividends:

         The terms of our preferred stock grant the holders the right to convert the preferred stock into shares of our common stock at specified conversion prices. In each issuance of preferred stock, the conversion price has included a beneficial conversion feature because the value of the common stock resulting from a theoretical conversion of the preferred stock on the issuance date was greater than the allocated value of the preferred stock. In addition, if the conversion price of the preferred stock is reduced in future periods, accounting principles generally accepted in the United States require us to re-compute the beneficial conversion feature on the then outstanding shares of preferred stock.

         Accounting principles generally accepted in the United States require us to record the beneficial conversion feature, the value of warrants and, in most instances, the cash offering costs as additional preferred stock dividends. This non-cash charge to net loss applicable to common stockholders is labeled "Accretion of preferred stock to stated value".

         During the six months ended June 30, 2001, we recorded accretion expense totalling $2,856,627, including $1,970,558 related to the issuance of our series C-1 preferred stock and $886,069 related to the reset of the conversion price of our series B-2 preferred stock on February 28, 2001.

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

         We may also incur additional preferred stock accretion expense in future periods as a result of the convertible preferred stock we issue in connection with the investment contemplated by FTTI in our Jabber subsidiary. We may also record additional preferred stock accretion expense if we issue our series C-2 preferred stock as contemplated in the securities purchase agreement we entered into on February 28, 2001, or for the issuance of other securities with similar terms. The accretion expense in future periods as a result of these two transactions, if any, may be significant.

         Net Loss Applicable to Common Stockholders:

         Net loss allocable to common stockholders was $5,401,535 for the three months ended June 30, 2001, compared with $7,142,707 for the similar 2000 period and $16,250,316 for the six months ended June 30, 2001, compared with $25,604,744 for the similar 2000 period. Included in net losses allocable to common stockholders are non-cash expenses for transactions related to acquisitions, financing, and securities we issued for services as summarized in the following table:

                                         Three Months Ended                         Six Months Ended
                                              June 30,                                  June 30,
                                --------------------------------------    --------------------------------------

                                      2001                 2000                 2001                 2000
                                -----------------    -----------------    -----------------     ----------------
                                                     (As Restated - See                         (As Restated - See
                                                          Note 13)                                   Note 13)
Amortization of intangible
      assets and goodwill       $        864,646     $      2,092,790     $      1,719,791      $     4,130,045
Stock and warrants issued for
      services                           326,335              480,347              495,447              655,517
Beneficial conversion
      feature, amortization
      of discount and
      financing costs to
      interest expense and
      non-cash interest
      related to the 10%
      convertible note
      payable                            162,992              242,146            2,723,431              470,763
Preferred stock dividends                      -                    -                    -              373,126
Accretion of preferred
    stock                                      -                    -            2,856,627           12,500,000
                                -----------------    -----------------    -----------------     ----------------

Total                           $      1,353,973     $      2,815,283     $      7,795,296      $    18,129,451
                                =================    =================    =================     ================

         The decrease in losses for the 2001 three-and-six-month periods are a result of recording $1,228,144 and $2,410,254, respectively, less in amortization expense as well as incurring $1,376,925 and $2,160,554, respectively, less in operating expenses for our AccelX operations. In addition, in the 2001 six-month period, we recorded $10,478,892 less in non-cash expenses related to preferred stock dividends and interest and preferred stock accretion expense for beneficial conversion features related to financing transactions. These reductions were partially off-set by increases totalling $916,808 and $2,871,143 in the 2001 three-and-six-month periods, respectively, in operating expenses for our Jabber subsidiary. This is due to the time-lag associated with product development and market introduction as well as the long sales cycle for most of our products and services. We expect to continue to experience increased operating expenses during 2001, due to the continuing development of our Jabber business.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, we had cash and cash equivalents of $1,364,011 and a working capital deficit of $(2,753,168), including the convertible note payable and accrued interest payable totalling $2,532,482 of which $2,441,000 was converted into Jabber preferred stock in July 2001. We financed our operations and capital expenditures and other investing activities during 2001 primarily through the sale of securities (See Notes 5, 6 and 12 to Notes to Condensed Consolidated Financial Statements for information regarding sales of securities).

         We used $8,244,311 in cash to fund our operations for the six months ended June 30, 2001, compared to $7,029,382 for the similar 2000 period. The increase in net cash used in 2001 resulted primarily from cash used by the operations of Jabber which totalled approximately $3.3 million in 2001 as compared to $1.2 million in 2000.

         We used $100,673 in investing activities compared with $1,164,136 for the similar 2000 period. During the six months ended June 30, 2001, we purchased $140,862 of property and equipment compared with $1,554,136 for the similar 2000 period. During the 2001 period, property and equipment purchases were primarily for desk top computer equipment and third-party software licenses for Jabber. During the 2000 period, property and equipment purchases included $798,000 for leasehold improvements, office furnishings and a server room build-out for our new offices which we occupied in May 2000, as well as $375,000 for computer hardware and $381,000 for third-party software for software development and accounting. During the 2000 period, we also loaned $100,000 to company officers, of which $30,000 was collected during the 2001 period. We do not plan to purchase a significant amount of property and equipment during the second half of 2001.

         During August 2001, we sold 25 shares of our series C convertible preferred stock of Jabber for $25,000 and obtained a commitment for a short-term loan in the amount of $300,000 which will be secured by shares of our series A-1 convertible preferred stock of Jabber. The proceeds of these financings will be used to fund our AccelX business to September 2001 and to pay a portion of our past-due trade payables. We have also begun discussions for an additional $3.5 million of funding for our AccelX business. However, we have no commitments for the $3.5 million financing and there can be no assurances that these funds will be available or if available, that they will be available on acceptable terms.

         We believe that the initial $2.4 million investment by FTTI in our Jabber subsidiary plus the additional $1.75 million that FTTI is expected to invest in Jabber during September 2001, will be sufficient to fund Jabber's activities into the first quarter of 2002. The $2 million additional investment in Jabber which FTTI may make in Jabber should fund Jabber through the second quarter of 2002. In addition to the funds that FTTI is expected to provide, we intend to seek up to an additional $3 million to fund Jabber's business from other investors on terms similar to those for FTTI. There can be no assurances that Jabber will satisfy the revenue conditions for the additional $2 million investment from FTTI or that any additional funding will be available to fund Jabber's operations.

         In the event that we are not able to obtain additional operating capital for our AccelX business, we will be required to (i) reduce further or to cease operations relating to this business, (ii) sell all or a portion of this business, or (iii) sell all or a portion of our interest in Jabber to raise additional working capital for this business. A reduction in any of our operations or a sale of any of our assets could have a material adverse effect on our operating results and financial condition. In its report accompanying the audited financial statements as of and for the year ended

December 31, 2001, Arthur Andersen LLP expressed substantial doubt about our ability to continue as a going concern.

EXPOSURE TO FOREIGN CURRENCY RISK

     During 2000, we expanded our operations to include customers located in Europe and we opened an office in Amsterdam. As a result, we are subject to exposure resulting from changes in the Euro (our subsidiary's functional currency) and other currencies related to the United States dollar. Further, from time to time, we may agree to accept a receivable denominated in currencies other than our functional currencies (i.e., the United States Dollar and the Euro). During the 2001 three-and-six-month periods, we recorded $2,885 and $17,517, respectively, of transaction losses related to exchange rate changes between the Euro and the U.S. Dollar on receivables from customers denominated in the Euro.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Factors that may affect our future results include, but are not limited to, the following items as well as the information in "Item 1 - Financial Statements
- Notes to the Consolidated Financial Statements" and "Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our independent public accountants have indicated that we may not have sufficient cash to fund future losses from operations. In the report issued by our independent public accountants accompanying our financial statements for the year ended December 31, 2000, they indicated there was substantial doubt about our ability to continue as a going concern. Their report notes that, among other factors affecting our ability to continue as a going concern, we have incurred significant and recurring losses from operations and our operations have used substantial amounts of cash. These losses are expected to continue and we will require additional capital to fund these operating losses. The availability of additional capital is uncertain. Our financial statements have been prepared assuming that we will continue as a going concern and may be of limited utility to an investor because they do not include any adjustments relating to the recoverability and classification asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

     Our limited operating history makes it difficult to evaluate our business. We were founded in March 1994 and began sales in February 1995. Subsequently, our business model has changed periodically to reflect changes in technology and markets. We have a limited operating history for our current business model upon which you may evaluate us. Our business is subject to the risks, exposures and difficulties frequently encountered by companies with a limited operating history including:

     .   Limited ability to respond to competitive developments;
     . Exaggerated effect of unfavorable changes in general economic and market conditions;
     . Limited ability to adjust our business plan to address marketplace and technological changes; and
     .   Difficulty in obtaining operating capital.

     We expect to incur net losses at least through 2002. We have incurred net losses since we began our business totaling approximately $108 million through June 30, 2001, including approximately $59.5 million of non-cash expenses. We expect to incur additional substantial operating and net losses in 2001 and for the next one or more years. We expect to incur these additional losses because:

     . We intend to increase our capital expenditures and operating expenses by more than $2 million in 2001 to cover the increasing activities of our Jabber, Inc. subsidiary;
     . We acquired goodwill and other intangible assets totalling approximately $24 million as a part of the acquisitions of three businesses which will be amortized over their estimated useful lives of approximately three years; and
     . We may continue to incur significant non-cash expenses due to financing and other equity-based transactions. The current competitive business and capital environments likely will result in our issuance of similar securities in future financing transactions.

     If we are unable to raise additional working capital, we may not be able to sustain our operations. Because our present cash and cash equivalents, working capital and commitments for additional equity investments will, based on current estimates, be adequate to sustain our current level of operations only until to September 2001, for our AccelX business and to February 2002, for our Jabber business, , we will need to obtain additional capital to fund our businesses. Operating expenses for our AccelX business currently exceed revenues by more than $250,000 per month, and operating expenses for our Jabber business currently exceed revenues by more than $600,000 per month. There is no assurance that we will be able to raise additional funds in amounts required or upon acceptable terms. If we cannot raise additional funds when needed, we may be required to curtail or scale back our operations or sell some of our assets.

     We may not earn revenues sufficient to remain in business. Our ability to become profitable depends on whether we can sell our products and services for more than it cost to produce and support them. Our future sales also need to provide sufficient margin to support our ongoing operating activities. The success of our revenue model will depend upon many factors including:

     . The success of our distribution partners in marketing their products and services; and
     . The extent to which consumers and businesses use our products and services.

     Because of the new and evolving nature of the Internet and our limited operating history, we cannot predict whether our revenue model will prove to be viable, whether demand for our products and services will materialize at the prices we expect to charge, or whether current or future pricing levels will be sustainable.

     If the Internet does not develop into a significant source of business-related communication, then our business will not be successful. Our business plan assumes that the Internet will develop into a significant source of business-related communication and communication interactivity. However, the Internet market is new and rapidly evolving and there is no assurance that the Internet will develop in this manner. If the Internet does not develop in this manner, our business, may not be successful. Numerous factors could prevent or inhibit the development of the Internet in this manner, including:

     . The failure of the Internet's infrastructure to support Internet usage or electronic commerce;
     . The failure of businesses developing and promoting Internet commerce to adequately secure the confidential information, such as credit card numbers, needed to carry out Internet commerce; and
     .   Regulation of Internet activity.

     We are dependent upon our suppliers to maintain good relationships with the users of our products and services. Because we have elected to partner with other companies for the distribution of many of our products and services, many users of our products and services are expected to obtain or use them through our distribution partners. Our distribution partners, and not us, will substantially control the customer relationship with these users. If the relationship between our distribution partners and the users of our products and services suffers, we may experience a loss of the users of our products and services as they seek relationships with other distributors.

     We must continually develop new products which appeal to our customers. Our products are subject to rapid obsolescence and our future success will depend upon our ability to develop new products and services that meet changing customer and marketplace requirements. There is no assurance that we will be able to successfully:

     .   Identify new product and service opportunities; or
     . Develop and introduce new products and services to market in a timely manner.

     Even if we are able to identify new opportunities, our working capital constraints limit our ability to pursue them. If we are unable to identify and develop and introduce new products and services on a timely basis, demand for our products and services will decline.

     We must identify and develop markets for our products and services. A suitable market for our products and services may not develop or, if it does develop, it may take years for the market to become large enough to support significant business opportunities. Even if we are able to successfully identify, develop, and introduce new products and services there is no assurance that a suitable market for these products and services will materialize. The following factors could affect the success of our products and services and our ability to address sustainable markets:

     . The failure of our business plan to accurately predict the types of products and services the future Internet marketplace will demand;
     . Our limited working capital may not allow us to commit the resources required to adequately support the introduction of new products and services.
     . The failure of our business plan to accurately predict the estimated sales cycle, price and acceptance of our products and services; or
     . The development by others of products and services that makes our products and services noncompetitive or obsolete.

     There is a lot of competition in the Internet market which could hurt our revenues or cause our expenses to increase. Our current and prospective competitors include many companies whose financial, technical, marketing and other resources are substantially greater than ours. We may not have the financial resources, technical expertise or marketing, sales and support capabilities to compete successfully. The presence of these competitors in the Internet marketplace could hurt our business by causing us to:

     .   Reduce the average selling price of our products and services; or
     .   Increase our spending on marketing, sales and product development.

     We may not be able to offset the effects of price reductions or increases in spending. Further, our financial condition may put us at a competitive disadvantage relative to our competitors.

     We have a limited number of customers, so the loss of one or more of them will substantially hurt our revenues. We had three customers representing 66% of revenues for the year ended December 31, 2000, and five customers representing 87% of revenues for the six months ended June 30, 2001. We may not be able to attract or retain major customers.

     It usually takes a long time and significant expense before we are able to make a sale of our products and services to a customer. While our sales cycle varies from customer to customer, it is long, typically ranging from two to nine months or more, and unpredictable. Our pursuit of sales leads typically involves an analysis of our prospective customer's needs, preparation of a written proposal, one or more presentations and contract negotiations. We often provide significant education to prospective customers about the use and benefits of our Internet technologies and services. Our sales cycle may also be affected by a prospective customer's budgetary constraints and internal acceptance reviews, over which we have little or no control. To respond to, or anticipate, customer requirements, we may begin development work before having a signed contract, which exposes us to the risk that the development work will not be recovered from revenue from that customer.

     It will take at least one or more years before we earn significant revenues from our products and services. Many of our products and services, particularly our AccelX products and services, are offered on a revenue-share basis. Once we have sold our products and services, it may take three or more months for them to be integrated into our customers' businesses and product offerings. Further, even after our customers have begun to market our products and services to their customers, our limited operating history does not enable us to predict how long it will take before their customers will begin to use our products and services in sufficient quantity to provide us with significant recurring revenues. Even if significant business for our products and services does develop, we may not recognize meaningful revenues from this business for many months or possibly even for one or more years. This could require that we raise significant additional investment capital to sustain our operations and could effect on our ability to become profitable within the next one or more years.

     Offering proprietary products based on the Jabber.org open-source movement may jeopardize our relationship with open-source communities. An important element of the business model for our Jabber, Inc. subsidiary is based upon Jabber's ability to offer proprietary products compatible with Jabber.org open-source instant messaging systems. A key element of open-source software development movements is that the software and its code be offered to other developers and users free, provided that anyone who makes an improvement or modification to the software and who intends to commercialize the improvement or modification, makes them available for free to the community and other users. If the Jabber.org open-source community or other open-source communities withdraw their support for either Jabber, Inc. or Jabber instant messaging products, demand for Jabber instant messaging products will likely decline.

     We may be unable to reduce our expenses if sales do not occur as expected. Because of our limited operating history, we do not have historical financial data for a sufficient number of periods on which to base planned operating expenses. Our expense levels are based in part on our expectations of future sales and to a large extent are fixed. We typically operate with little backlog and the sales cycles for our products and services may vary significantly. We may be unable to adjust spending in a timely manner to compensate for any unexpected sales shortfalls. If we were unable to so adjust, any significant shortfall of demand for our products and services in relation to our expectations would result in operating losses or reduced profitability. Further, we intend to increase our capital expenditures and operating expenses to fund the operations of our Jabber, Inc. subsidiary. If these expenditures are not subsequently followed by increased sales with substantial margin, then we will need to raise additional capital to stay in business.

     An investment in our common stock is risky because the price of our stock is highly volatile. Our common stock closed as high as $6.25 per share and as low as $1.00 per share between January 1, 2001 and August 7, 2001. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

     . Price and volume fluctuations in the stock market at large that do not relate to our operating performance;
     .   Fluctuations in our quarterly revenue and operating results;
     . Increases in outstanding shares of common stock upon exercise or conversion of derivative securities.

     These factors may continue to affect the price of our common stock in the future.

     We have issued numerous options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of August 7, 2001, we had issued warrants and options to acquire approximately 4,990,103 shares of our common stock, exercisable at prices ranging from $1.00 to $58.25 per share, with a weighted average exercise price of approximately $7.84 per share. We had also reserved 2,093,874 shares of common stock for issuance upon conversion of our 10% convertible notes and series B-2 and C-1 convertible preferred stock. During the terms of these derivative securities, the holders will have the opportunity to profit from an increase in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the applicable exercise or conversion price. The increase in the outstanding shares of our common stock because of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by current and future holders of our common stock.

     The significant number of shares issuable upon conversion of our convertible securities could make it difficult to obtain additional financing. 2,093,874 shares of our common stock may be issued if our 10% notes and series B-2 and C-1 convertible preferred stock are converted. This number could increase due to future financings. Due to this significant potential increase in the number of our outstanding shares of common stock, new investors may either decline to make an investment in Webb due to the potential negative effect this additional dilution could have on their investment or require that their investment be on terms at least as favorable as the terms of the notes or convertible preferred stock. If we are required to provide similar terms to obtain required financing in the future, the onerous terms and significant dilution of these financings could be perpetuated and significantly increased.

     Future sales of our common stock in the public market could depress the price of our common stock. Actual or potential future sales of substantial amounts of common stock in the public market could depress the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of July 3, 2001, these shares consist of:

     . Up to 2,093,874 shares issuable upon conversion of the 10% convertible notes and series B-2 and C-1 preferred stock; and
     .   Approximately 4,990,000 shares issuable to warrant and option holders.

     Future sales of our common stock in the public market could limit our ability to raise capital. Actual or potential future sales of substantial amounts of our common stock in the public by our officers and directors, upon exercise or conversion of derivative securities could affect our ability to raise capital through the sale of equity securities.

     The trading volume of our common stock may diminish significantly if our common stock is delisted from the Nasdaq National Market. Although our shares are traded on the Nasdaq National Market, there is no assurance that they will remain eligible to be included on Nasdaq. If our common stock was no longer eligible for quotation on Nasdaq, it could become subject to rules adopted by the Securities and Exchange Commission, regulating broker/dealer practices in transactions in low-priced stocks. If our common stock became subject to the penny stock rules, many brokers may be unwilling to engage in transactions in our common stock because of the added regulation, making it more difficult for purchasers of our common stock to dispose of their shares.

     The issuance of convertible securities has resulted in significant non-cash expenses which has increased significantly our net loss applicable to common shareholders. We recorded a non-cash expense of approximately $2.5 million as additional interest expense for the six months ended June 30, 2001 due to the issuance of our 10% convertible notes in 1999 and a $2.9 million expense related to preferred dividends deemed to have been paid for the six months ended June 30, 2001 due to the terms of our series C-1 issued during the first quarter of 2001 and B-2 preferred stock issued during the first quarter of 2000. We may incur significant additional non-cash expenses due to future financings.

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

Items 1 to 5.     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         (a)      Listing of Exhibits:

         3.1      Articles of Incorporation, as amended, of Webb (1)
         3.2      Bylaws of Webb (2)
         4.1      Specimen form of Webb's Common Stock certificate (3)
         4.2      Stock Option Plan of 1995 (2)
         4.3      Form of Incentive Stock Option Agreement for Stock Option Plan of 1995 (2)
         4.4      Form of Nonstatutory Stock Option Agreement for Stock Option Plan of 1995 (2)
         4.5      Stock Option Plan of 2000, including forms of Incentive and Nonstatutory Stock Option Agreements (14)
         4.6      Jabber, Inc. Stock Option Plan of 2000, including forms of Incentive and Nonstatutory Stock Option Agreements (14)
         10.1     Form of Nondisclosure and Nonsolicitation Agreement between Webb and its employees (1)
         10.2     Office Lease for Webb's principal offices commencing May 2000 (5)
         10.3     Form of Change of Control Agreement between Webb and certain employees (4)
         10.4     Employment Agreement dated March 10, 1999, among Webb, NetIgnite2, LLC and Perry Evans (4)
         10.5     Securities Purchase Agreement dated August 25, 1999 between Webb and Castle Creek (6)
         10.6     Promissory Note dated August 25, 1999 issued by Webb to Castle Creek (6)
         10.7     Amendment dated December 18, 1999 to Securities Purchase Agreement dated August 25, 1999 between Webb and Castle
                  Creek (7)
         10.8     First Amendment dated December 18, 1999 to Promissory Note dated August 25, 1999 issued by Webb to Castle Creek
                  (7)
         10.9     Stock Purchase Warrant dated December 18, 1999 issued by Webb to Castle Creek (2)
         10.10    Securities Purchase Agreement dated December 31, 1999, between Webb, Marshall Capital Management and Castle
                  Creek.  Included as exhibits to the Securities Purchase Agreement are the proposed form of Warrant and the
                  Registration Rights Agreement (8)
         10.11    Letter Agreement dated as of September 14, 2000 between Webb and Castle Creek. (9)
         10.12    Articles of Amendment setting forth the terms of the series B-2 convertible preferred stock (9)
         10.13    Exchange Agreement dated as of September 14, 2000, between Webb and Castle Creek (9)
         10.14    Securities Purchase Agreement dated as of February 28, 2001, between Webb and Castle Creek Technology Partners
                  LLC. Included as exhibits thereto are the Articles of Amendment setting forth the terms of the Series C-1
                  Convertible Preferred Stock, the form of Articles of Amendment for the Series C-2 Convertible Preferred Stock, the
                  forms of Series C-1 and C-2 Warrants and the Registration Rights Agreement (15)
         10.15    Articles of Amendment setting forth the terms of the Series C-1 Convertible Preferred Stock (15)
         10.16    Note Purchase Agreement, Series B Convertible Preferred Stock Agreement, effective May 2, 2001, between Jabber.
                  Inc, a majority-owned subsidiary of Webb, and France Telecom Technologies (16)
         10.17    Stock Purchase Agreement dated July 6, 2001, by and among Jabber, Inc. ("Jabber"), France Telecom Technologies
                  Investissements ("FTTI"), and Webb Interactive Services, Inc. ("Webb"). Included as exhibits to the Stock Purchase
                  Agreement are Certificates of Designation for Jabber, Inc. Series A and Series B Convertible Preferred Stock,
                  Investor Rights Agreement and Stockholders Agreement. (17)

         10.18    First Amendment to Note Purchase Agreement dated July 6, 2001, by and among Jabber, FTTI and Webb (17)

         10.19    First Amendment to Convertible Promissory Note dated July 6, 2001, between Jabber and FTTI (17)
         10.20    First Amendment to Security Agreement dated July 6, 2001, between Jabber and FTTI (17)
         10.21    First Amendment to Pledge and Security Agreement dated July 6, 2001, by and among Jabber, FTTI and Webb (17)
         10.22    Ratification and Amendment to Corporate Guaranty dated July 6, 2001, between Webb and FTTI (17)
         10.23    Press Release dated July 23, 2001 announcing the transaction (17)
         10.24    Articles of Amendment for Webb's subsidiary, Jabber. Inc., setting forth the terms of its series B and series C convertible preferred stock (16)
         10.25    Master Software License Agreement, Maintenance and Support Agreement and Professional Services Agreement,
                  effective February 28, 2001, between Webb and SwissOnline AG (18)

(1)      Filed with the Form 10-KSB Annual Report for the year ended December 31, 1997, Commission File No. 0-28462.
(2)      Filed with the Form 8-K Current Report, filed January 14, 2000, Commission File No. 0-28642.
(3)      Filed with the Form 10-QSB for the quarter ended June 30, 1999, Commission File No. 0-28642.
(4)      Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
(5)      Filed with the initial Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(6)      Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.
(7)      Filed with the Form 10-KSB Annual Report for the year ended December 31, 1998, Commission File No. 0-28462.
(8)      Filed with the Form 8-K Current Report, filed September 2, 1999, Commission File No. 0-28642.
(9)      Filed with  Amendment  No. 2 to Webb's  Registration  Statement on Form S-3,  filed  January 3, 2000,  Commission  File No.
         333-87887
(10)     Filed with the Form 8-K Current Report, filed January 5, 2000, Commission File No. 0-28642.
(11)     Filed with the Form 8-K Current Report, filed February 25, 2000, Commission File No. 0-28642.
(12)     Filed with the Registration Statement on Form S-3, filed September 2, 1999, Commission File No. 333-86465.
(13)     File with the Form 10-KSB Annual Report for the year ended December 31, 1999, Commission File No. 0-28462.
(14)     File with the Form 10-KSB Annual Report for the year ended December 31, 2000, Commission File No. 0-28462.
(15)     Filed with the Form 8-K Current Report, filed March 1, 2001, Commission File No. 0-28642.
(16)     Filed with the Form 8-K Current Report, filed May 10, 2001, Commission File No. 0-28642.
(17)     Filed with the Form 8-K Current Report, filed August 1, 2001, Commission File No. 0-28642.
(18)     Filed with Form 10Q-SB for the quarter ended March 31, 2001, commission File No. 0-28642.


         (b)      Reports on Form 8-K. The Company filed reports on Form 8-K during the quarter ended June 30, 2000 as follows: (i)
                  filed under Item 5 of Form 8-K on March 1, 2001; (ii) filed under Item 5 of Form 8-K on May 10, 2001.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   WEBB INTERACTIVE SERVICES, INC.




Date: August 20, 2001              By   /s/ William R. Cullen
                                        -----------------------------
                                        Chief Financial Officer



                                        /s/ Stuart Lucko
                                        -----------------------------
                                        Controller