Form 10KSB/A
period 2000-12-31
WEBB INTERACTIVE SERVICES INC
filed 2001-08-24
CIK 1011901

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                Amendment No. 1
                                      to
                                 FORM 10-KSB/A
                                 ANNUAL REPORT
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes X                      No___
                   -

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

     We have incurred losses from operations since inception. At December 31, 2000, we had an accumulated deficit of approximately $91.5 million. The accumulated deficit at December 31, 2000, included approximately $51.6 million of non-cash expenses related to the following:

     . Beneficial conversion features related to the 10% convertible note payable, preferred stock and preferred stock dividends;
     .  Reset of warrant exercise prices;

     .  Stock and stock options issued for services;
     .  Warrants issued to customers;
     . Interest expense on the 10% convertible note paid by the issuance of similar notes;
     . Amortization of intangible assets acquired in consideration for the issuance of our securities;
     .  Impairment loss on acquired intangible assets and goodwill;
     . Write-off of securities received for our e-banking business; and . Preferred stock dividends.

     As a result of the $2.5 million preferred stock private placement we completed in February 2001, we will record an additional non-cash expense totaling approximately $2 million associated with issuance of our series C-1 preferred stock. In addition, we will record an additional non-cash expense totaling approximately $3.3 million associated with the reset of conversion prices for our series B-2 preferred stock and 10% convertible note payable as well as the reset of exercise price for certain warrants issued in connection with our series B preferred stock private placement. We may record substantial additional non-cash charges in connection with future financings.

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

     During July and September 2000, we issued 912,500 shares of common stock of our subsidiary, Jabber.com, to Jabber.com employees, an officer of Webb and members of the Jabber.com advisory boards for services provided to Jabber.com and to be rendered in future periods. Certain of the shares were vested immediately, and certain shares vest over a periods ranging from one month to two years. We recorded the estimated fair value of these shares and the related deferred compensation totalling $523,700 on the grant date. Through December 31, 2000, we recorded compensation expense totalling $276,337. In our previously reported results for the year ended December 31, 2000, we recorded minority interest on our balance sheet equal to the total value of the common stock and did not allocate any of Jabber.com's losses to the minority shareholders of Jabber.com. We have revised our accounting for the minority interest to reflect the minority share of Jabber's losses in an amount equal to the minority interest share of Jabber.com's net assets.

     This restatement and its impact on previously reported quarterly amounts are presented below.

Unaudited Condensed Consolidated Statement of Operations:

                                                                                          Year Ended
                                                                                       December 31, 2000
                                                                        ----------------------------------------------
                                                                             As Reported              As Restated
                                                                        ---------------------      -------------------
Loss from operations                                                           $(35,578,433)            $(35,578,433)
Interest income                                                                     731,808                  731,808
Interest expense                                                                   (605,638)              (1,124,011)
Loss on foreign currency transactions                                              (130,357)                (130,357)
Loss on write-off of investment in common stock                                    (448,172)                (448,172
Loss on disposition of property and equipment                                      (344,341)                (344,341)
                                                                        -------------------      -------------------
Net loss from continuing operations                                             (36,375,133)             (36,893,506)
Net loss from discontinued operations                                              (203,372)                (203,372)
                                                                        -------------------      -------------------
Net loss before minority interest                                               (36,578,505)             (37,096,878)

Minority interest in losses of subsidiary                                                 -                  276,337
                                                                        -------------------      -------------------
Net loss                                                                        (36,578,405)             (36,820,441)
Preferred stock dividends                                                          (373,126)                (373,126)
Accretion of preferred stock to redemption value                                (11,660,000)             (11,660,000)
                                                                        -------------------      -------------------
Net loss applicable to common stockholders                                     $(48,611,631)            $(48,853,567)
                                                                        ===================      ===================
Net loss per share, basic and diluted                                                $(5.37)                  $(5.39)
                                                                        ===================      ===================
Weighted average shares outstanding, basic and diluted                            9,060,437                9,060,437
                                                                        ===================      ===================

                                                                                      Three Months Ended
                                                                                        March 31, 2000
                                                                        --------------------------------------------
                                                                             As Reported              As Restated
                                                                        -------------------      -------------------
Loss from operations                                                      $      (5,346,648)       $      (5,346,648)
Interest income                                                                     161,887                  161,887
Interest expense                                                                   (174,990)                (369,380)
                                                                        -------------------      -------------------
Net loss from continuing operations                                              (5,359,751)              (5,554,141)
Net loss from discontinued operations                                               (34,791)                 (34,791)
                                                                        -------------------      -------------------
Net loss                                                                         (5,394,521)              (5,588,932)
Preferred stock dividends                                                          (373,126)                (373,126)
Accretion of preferred stock to redemption value                                (12,500,000)             (12,500,000)
                                                                        -------------------      -------------------
Net loss applicable to common stockholders                                $     (18,267,668)       $     (18,462,058)
                                                                        ===================      ===================
Net loss per share, basic and diluted                                     $           (2.11)       $           (2.13)
                                                                        ===================      ===================
Weighted average shares outstanding, basic and diluted                            8,667,640                8,667,640
                                                                        ===================      ===================

                                               Three Months Ended                                 Six Months Ended
                                                  June 30, 2000                                     June 30,2000
                                 --------------------------------------------      --------------------------------------------
                                      As Reported              As Restated              As Reported              As Restated
                                 -------------------      -------------------      -------------------      -------------------

Loss from operations               $      (7,118,958)       $      (7,118,958)       $     (12,465,584)       $     (12,465,584)
Interest income                              283,486                  283,486                  445,373                  445,373
Interest expense                            (172,961)                (280,170)                (347,951)                (649,550)
                                 -------------------      -------------------      -------------------      -------------------
Net loss from continuing
 operations                               (7,008,433)              (7,115,642)             (12,368,162)             (12,669,761)

Net loss from discontinued
 operations                                  (27,065)                 (27,065)                 (61,857)                 (61,857)
                                 -------------------      -------------------      -------------------      -------------------

Net loss                                  (7,035,498)              (7,142,707)             (12,430,019)             (12,731,618)
Preferred stock dividends                          -                        -                 (373,126)                (373,126)
Accretion of preferred stock to
 redemption value                                  -                        -              (12,500,000)             (12,500,000)
                                 -------------------      -------------------      -------------------      -------------------
Net loss applicable to common
 stockholders                      $      (7,035,498)       $     $(7,142,707)       $     (25,303,145)       $     (25,604,744)
                                 ===================      ===================      ===================      ===================
Net loss per share, basic and
 diluted                           $           (0.77)       $           (0.78)       $           (2.85)       $           (2.88)
                                 ===================      ===================      ===================      ===================
Weighted average shares
 outstanding, basic and
 diluted                                   9,112,440                9,112,440                8,888,848                8,888,848
                                 ===================      ===================      ===================      ===================

                                               Three Months Ended                                 Nine Months Ended
                                               September 30, 2000                                 September 30,2000
                                 --------------------------------------------      --------------------------------------------
                                  As Reported                   As Restated          As Reported                  As Restated
                                 --------------                --------------      ---------------              ---------------
Loss from operations             $   (6,749,146)               $   (6,749,146)     $   (19,215,645)             $   (19,215,645)
Interest income                          70,761                        70,761              508,096                      508,096
Interest expense                       (109,571)                     (217,958)            (457,523)                    (867,509)
                                 --------------                --------------      ---------------              ---------------
Net loss from continuing
 operations                          (7,136,037)                   (7,244,424)         (19,505,115)                 (19,915,101)
Net loss from discontinued
 operations                            (203,372)                     (203,372)            (265,129)                    (265,129)
                                 --------------                --------------      ---------------              ---------------
Net loss                             (7,339,409)                   (7,447,796)         (19,770,244)                 (20,180,230)
Preferred stock dividends                     -                             -             (373,126)                    (373,126)
Accretion of preferred stock to
 redemption value                             -                             -          (12,500,000)                 (12,500,000)
                                 --------------                --------------      ---------------              ---------------
Net loss applicable to common
 stockholders                    $   (7,339,409)               $   (7,447,796)     $   (32,643,370)             $   (33,053,356)
                                 ==============                ==============      ===============              ===============
Net loss per share, basic and
 diluted                         $        (0.80)               $        (0.81)     $         (3.63)             $         (3.67)
                                 ==============                ==============      ===============              ===============
Weighted average shares
 outstanding, basic and
 diluted                              9,217,471                     9,217,471            8,999,188                    8,999,188
                                 ==============                ==============      ===============              ===============

Twelve Months Ended December 31, 2000 and 1999.

Revenues:

     Components of net revenues from continuing operations and cost of revenues are as follows:

                                                                                 Year Ended
                                                                                December 31,
                                                                   ---------------------------------------
                                                                         2000                    1999
                                                                   ---------------         ---------------
Net revenues:
 Licenses                                                          $     2,155,990         $       392,810
 Services                                                                1,858,403                 682,877
 Hardware and third party software sales                                         -                 117,509
                                                                   ---------------         ---------------
   Total net revenues                                                    4,014,393               1,193,196
                                                                   ---------------         ---------------
Cost of revenues:
 Cost of licenses                                                          867,759                 382,951
 Cost of services                                                        2,642,745                 886,652
 Cost of hardware and third party software                                       -                  94,155
                                                                   ---------------         ---------------
   Total cost of revenues                                                3,510,504               1,363,758
                                                                   ---------------         ---------------
Gross margin                                                       $       503,889         $      (170,562)
                                                                   ===============         ===============

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

     Services revenues consist principally of revenue derived from professional services for the customization of our software to customer specifications, assisting our customers in configuring and integrating our software applications, hosting fees and fees for ongoing maintenance and support. Our net revenues from services were $1,858,403 for the year ended December 31, 2000, which represents an increase of 172.1% when compared with the year ended December 31, 1999. The increase is primarily due to an increase in professional service revenue of $805,121 we earned in connection with the integration of our software products with our customers; increases in revenue recognized from support and maintenance agreements of $240,251 for our AccelX software; and service revenues during 2000 totaling $305,875 for our Jabber.com subsidiary.

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

              Cost of license revenues - Cost of license revenues consists of compensation costs associated with personnel who assist our customers in delivering services to end users, third party content software license fees, and third party transaction fees. Cost of license revenues were $867,759 for the year ended December 31, 2000, or 40.2% of net license revenues, compared with $382,951, or 97.5% of net license revenues for the year ended December 31, 1999. The absolute dollar increase was primarily attributable to (i) costs of $151,625associated with the establishment of our client services infrastructure during the second half of 2000, primarily for compensation and contractor expenses, to assist our distribution partners in the sell-through of our products and services to small business; (ii) third party license fees we purchased for $90,000 for map publishing; and (iii) costs totalling $496,264 associated with delivering software enhancements for which we earn monthly license fees. Since our business plan is heavily dependent on recurring revenue from our distribution partners, we will continue to incur costs in assisting our distribution partners in obtaining market penetration and sell-through of our products and services and these costs may be significant.

               Cost of service revenues - Cost of service revenues consists of compensation costs and consulting fees associated with performing custom programming, installation and integration services for our customers and support services as well as costs for hosting services which consist of costs to operate our network operating center. Cost of service revenues was $2,642,745 for the year ended December 31, 2000, or 142.2% of net service revenues, compared with $886,652, or 129.8% of net service revenues for the year ended December 31, 1999. The absolute dollar increase was attributable to (i) providing a higher volume of professional services to our customers, which accounted for $894,989 of the increase; and (ii) incurring $695,246 more costs associated with our network operating center, which we placed into service during the second quarter of 1999. Our network operating center has been built to accommodate our current customer base as well as significant additional projected growth. Consequently, the current cost to operate the network operating center is high compared to current revenues and will remain relatively high for at least the next several quarters as we continue to execute on our business plan. We also anticipate that cost of service revenues will increase in absolute dollars as well as a percentage of service revenues for at least the next several quarters as we build the support infrastructure for our Jabber.com subsidiary.

               Cost of hardware and third party software revenues - Cost of hardware and software revenues consists of computer and third party software purchased for resale to cable operators. Due to the change in our business model, equipment sales are not expected to be significant in future periods.

Operating Expenses:

     Sales and marketing expenses consist primarily of employee compensation, cost of travel, advertising and public relations, trade show expenses, and costs of marketing materials. Sales and marketing expenses were $3,039,673 for the year ended December 31, 2000, or 75.7% of net revenues compared with $1,726,004, or 144.7% of net revenues for the year ended December 31, 1999. These expenses included $468,972 in 2000, for our Jabber.com subsidiary. The increase in absolute dollars was primarily attributable to (i) higher employee compensation costs totalling $395,172 as a result of increased hiring in 2000; (ii) increased commission expense of $227,762 as a result of increased revenues; (iii) an increase in employee recruiting fees totalling $309,407; (iv) an increase in travel expenses totalling $105,168 primarily associated with opening European markets and a general increase in airfares during the second half of 2000; and
(v) an $319,221 increase in fees paid to consultants for market research and costs related to the outsourcing of public relations and the redesign of our web site. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods but decrease as a percentage of net revenues as our revenues increase from current levels as we continue to market our products and services.

     Product development expenses consist primarily of employee compensation and programming fees relating to the development and enhancement of the features and functionality of our software products and services. During 2000 and 1999, all product development costs were expensed as incurred. Product development expenses were $5,376,972 for the year ended December 31, 2000, or 133.9% of net revenues compared with $2,891,569 or 242.3% of net revenues for the year ended December 31, 1999. Product development expenses in 2000 include the development of our AccelX software products and our Jabber.com instant messaging products, which we began developing in the second quarter of 2000. During the year ended December 31, 2000, we incurred expenses totaling $3,960,382 developing our AccelX products and $1,416,590 developing our Jabber products. In addition to the costs we incurred developing our Jabber.com products, the increase in absolute dollars was due primarily to (i) higher employee compensation costs totalling $2,090,295 as a result of hiring additional employees in 2000; (ii) an increase in contract labor totalling $530,942 to augment our development team; and (iii) an increase in employee recruiting costs totalling $137,499. We believe that significant investments in product development are critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase in future periods.

    General and administrative expenses consist primarily of employee compensation, consulting expenses, fees for professional services, and non-cash expense related to stock and warrants issued for services. General and administrative expenses were $10,341,650 for the year ended December 31, 2000, or 257.6% of net revenues compared with $6,311,544, or 529.0% of net revenues for the year ended December 31, 1999. These expenses include $4,682,641 for 2000, for our Jabber.com subsidiary. The increase in absolute dollars was primarily attributable to (i) consulting fees totaling $2.8 million, incurred with Diamond Technology Partners Inc. in connection with the development of our business plan for our Jabber.com subsidiary, of which $680,000 will be paid in securities of Jabber.com, Inc. on the date of the closing of the first third-party equity financing of Jabber.com; (ii) higher employee compensation costs totalling $360,512 primarily as a result of an increase in the number of employees in 2000; (iii) increased travel expenses totalling $249,912 primarily as a result of more international travel and a general increase in airfares during the second half of 2000 ; (iv) severance costs totalling $281,912 associated with employee terminations within our operations and product development areas; and (v) increased office rent and related facility costs totalling $183,905 as we moved to a new office location during the second quarter of 2000. In future periods, we expect general and administrative expenses to decrease as a percentage of revenues as our revenues increase.

    Customer acquisition costs consist of the value of warrants to purchase our common stock we issued to customers in connection with customer contracts for our products and services. On June 30, 1999, we issued a warrant to purchase 150,000 shares of our common stock to Switchboard, Inc. in connection with the license agreement we entered into with them on the same date. The warrant vested on the date of issuance and there was no performance obligation associated with the issuance of the warrant. In 1998, we commenced a warrant issuance program, which was terminated in 1999, related to our broadband cable business in which we issued warrants for an aggregate of 11,667 shares to two cable operators during 1999. There were no performance obligations associated with the issuance of these warrants. Because these agreements did not contain minimum guaranteed revenues or performance obligations, we did not have any past transactions with these customers, and due to the start-up nature of these services and other uncertainties regarding these arrangements, we recorded expense for customer acquisition costs on the date of issuance totalling $941,684 for the years ended December 31 1999, or 78.9% of 1999 net revenues. As a matter of general business practice, we do not enter into transactions with our customers in which we incur customer acquisition costs.

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

     During the year ended December 31, 2000, we recorded an impairment loss in our AccelX business segment totaling $8,168,904 from our assessment of the impairment of assets we purchased in connection with our acquisitions of Durand Communications and Update Systems. The impaired assets consisted of developed technology and goodwill as summarized in the following table:

                                                    Durand                    Update                   Total
                                                --------------             -------------           ------------

Developed technology                            $    3,261,751             $           -           $  3,261,751
Goodwill                                             1,471,346                 3,435,807              4,907,153
                                                --------------             -------------           ------------
 Total impairment loss                          $    4,733,097             $   3,435,807           $  8,168,904
                                                ==============             =============           ============

     Durand was acquired in 1999. The primary asset that Webb acquired in this transaction was the group communications software developed by Durand. Elements of the Durand technology have been integrated with our Jabber.com instant messaging software. NetIgnite was acquired in 1999 for its web site publishing technology, which has been integrated into our AccelX product line. Update Systems was acquired during the first week of 2001. Update Systems had developed a notification product for small businesses which we believed could be easily integrated into our AccelX product line and, pending this integration, sold as a stand-alone product. Based on a review of the acquired technologies in combination with our evolving business plan, we determined that only a portion of such acquired technologies are utilized in our current products. Further, substantially less revenue had been recorded from products incorporating the acquired technologies than was originally expected and our current estimated revenues projected to be earned from the purchased technologies are also less than previously forecasted. During the fourth quarter of 2000, it became apparent that due to an overall economic slow down and its impact on our customers, coupled with substantial volatility in the capital and business environment and delays in purchasing decisions for new Internet-related products and services by large aggregators of small businesses, that the carrying amount of the acquired intangibles should be assessed for impairment. As a result, we assessed impairment by comparing the estimated undiscounted net cash flows expected to be generated from our current product offerings which use the purchased technologies to their remaining net book values of the assets. Our analysis showed that such assets were in fact impaired. Accordingly, the impairment charge was recorded based upon the difference between the carrying amount and the estimated fair value of the assets, determined using the net present value of the estimated future cash flows. We will continue to evaluate the carrying value of the remaining intangible assets for possible impairment. Such a review may indicate further impairment that would require us to record additional losses in future periods and those losses could be substantial.

Other Income and Expenses:

     Interest income was $731,808 for the year ended December 31, 2000, compared to $225,712 for the year ended December 31, 1999. We earn interest by investing surplus cash in highly liquid investment funds or AAA or similarly rated commercial paper.

     Interest expense was $1,124,011 for the year ended December 31, 2000, compared to $2,352,062 for the year ended December 31, 1999. We recorded the following interest expense related to the 10% convertible note payable:

                                                                           Year Ended December 31,
                                                               ---------------------------------------------
                                                                      2000                       1999
                                                               -------------------       -------------------
                                                                   (As Restated -
                                                                   See Note 23 to
                                                                      Notes to
                                                                    Consolidated
                                                                      Financial
                                                                     Statements)
Interest paid with principal-in-kind notes                         $       154,110            $            -
Amortization of discount                                                   198,744                   124,615
Amortization of financing costs                                            591,075                    45,142
Beneficial conversion feature                                                    -                 1,967,522
                                                                   ---------------            --------------
   Total non cash interest expense                                         943,929                 2,137,279
Interest expense payable in cash                                            63,014                   173,973
                                                                   ---------------            --------------
   Total 10% note payable interest expense                         $     1,006,943            $    2,311,252
                                                                   ===============            ==============

     Loss on disposition of property and equipment totalled $344,341 for the year ended December 31, 2000. This resulted primarily from the relocation of our offices and the write off of unamortized leasehold improvements, including the cost of our computer center build-out, and disposed of existing office furnishings and equipment.

Discontinued Operations:

     On September 12, 2000, we sold our e-banking segment to a privately held company for consideration valued at $487,873, which was approximately the same as the net book value of the net assets of this segment. We received $39,700 in cash and 181,176 shares of the purchaser's common stock recorded at a value of approximately $2.47 per share. We estimated the fair value of the stock based on our assessment of the buyers business prospects and the value of the assets we sold to them.

     At the time of the sale, which closed in September 2000, the purchaser had in place temporary financing and had initiated efforts to obtain permanent financing. Due to the specific circumstances surrounding the purchaser and the overall valuation environment for early-stage technology companies at the end of 2000, we reviewed the recorded value of these shares and determined that their value was likely to be permanently impaired. The additional funding did not materialize and in February 2001, the purchaser closed its business. As a result, we determined that the fair market value as of December 31, 2000, was zero, and that the decline in value was not temporary. Accordingly, we recorded a charge to earnings totaling $448,172 for the year ended December 31, 2000.

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

     Summarized financial information for the discontinued operations is as follows (Note: 2000 amounts include activity through September 12, 2000 only):

                                                                                  Years Ended
                                                                                  December 31,
                                                               -----------------------------------------------
                                                                       2000                       1999
                                                               --------------------        -------------------
Net revenues                                                           $     73,092                $   751,087
Cost of revenues and operating expenses                                     276,364                    830,863
Net loss from discontinued operations                                      (203,272)                   (79,776)

Minority Interest:

     Minority interest arises from the allocation of losses in our Jabber.com subsidiary to its minority stockholders. During 2000, we granted Jabber.com common stock to three Company officers and other third parties for services rendered and to be rendered which vest over time, from the date of issuance through September 2002. We allocate a portion of Jabber.com's net losses to the minority stockholders to the extent of their share in net assets of Jabber. For the year ended December 31, 2000, we allocated $276,337 of Jabber.com's losses to its minority stockholders. If, in future periods, Jabber.com sell stock to parties other than Webb, we will allocate additional Jabber.com losses to minority stockholders.

Net Loss Applicable to Common Stockholders:

     Net loss allocable to common stockholders was $48,853,667 for the year ended December 31, 2000, compared to $21,866,012 for the year ended December 31, 1999. We recorded non-cash expenses for the following items:

                                                                                            Year Ended
                                                                                           December 31,
                                                                           ---------------------------------------------
                                                                                  2000                       1999
                                                                           -------------------        -------------------
                                                                             (As Restated -
                                                                             See Note 23 to
                                                                                Notes to
                                                                              Consolidated
                                                                                Financial
                                                                               Statements)
Amortization of intangible assets and goodwill                                  $ 8,347,207                   $ 2,523,351
Impairment loss                                                                   8,168,904                             -
Stock and warrants issued for services                                            1,478,232                     1,814,682
Customer acquisition costs                                                                -                       941,684
Amortization of discount and placement fees to interest
    expense and non-cash interest related to the 10% convertible
    note payable                                                                    943,929                     2,137,279
Write-of of investment in common stock                                              448,172                             -
Preferred stock dividends                                                           373,126                       272,663
Accretion of preferred stock                                                     11,660,000                     4,316,254
                                                                           ----------------              ----------------
Total                                                                           $31,419,570                   $12,005,913
                                                                           ================              ================

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

     Twelve Months Ended December 31, 1999 and 1998.

Revenues:

     Components of net revenues from continuing operations and cost of revenues are as follows:

                                                                                 Year Ended
                                                                                December 31,
                                                               -----------------------------------------------
                                                                      1999                        1998
                                                               -------------------        --------------------
Net revenues:
  Licenses                                                              $  392,810                  $   97,892
  Services                                                                 682,877                     160,673
  Hardware and software                                                    117,509                   1,103,717
                                                               -------------------        --------------------
  Total net revenues                                                     1,193,196                   1,362,282
                                                               -------------------        --------------------
Cost of revenues
  Cost licenses                                                            382,951                     215,142
  Cost of services                                                         886,652                      65,315
  Cost of hardware and software                                             94,155                     905,234
                                                               -------------------        --------------------
  Total cost of revenues                                                 1,363,758                   1,185,691
                                                               -------------------        --------------------
  Gross margin                                                          $ (170,562)                 $  176,591
                                                               ===================        ====================

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

                                                           Year Ended
                                                          December 31,
                                            ----------------------------------
                                                  1999               1998
                                            ---------------     --------------
Net revenues                                       $751,087          $ 227,098
Cost of revenues and operating expenses             830,863            536,621
Loss from operations                                (79,776)          (309,523)


Net Loss Applicable to Common Stockholders:

     Net losses allocable to common stockholders were $21,866,012 for the year ended December 31, 1999, compared to $15,762,372 for the year ended December 31, 1998. We recorded non-cash expenses for the following items:

                                                                                 Year Ended
                                                                                December 31,
                                                               ---------------------------------------------
                                                                       1999                      1998
                                                               -------------------       -------------------
SAmortization of intangible assets and goodwill                         $ 2,523,351                $        -
Customer acquisition costs                                                 941,684                   560,824
Amortization of beneficial conversion, discount and placement fees to interest expense related to the 10% convertible note
    payable                                                              2,137,279                         -
Stock and warrants issued for services                                   1,814,082                 2,309,804
Preferred stock dividends                                                  272,663                   329,120
Accretion of preferred stock                                             4,316,254                 4,816,989
                                                               -------------------       -------------------
Total                                                                  $12,005,913                $8,016,737
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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, we had cash and cash equivalents of $4,856,686 and working capital of $2,880,961. We financed our operations and capital expenditures and other investing activities during 2000 primarily through the sale of securities (See Notes 8 and 10 of Notes to Consolidated Financial Statements for information regarding these sales of securities).

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

     We believe that our cash and cash equivalents and working capital at December 31, 2000, plus the net proceeds of the offering of $2.5 million of preferred stock that we completed during February 2001, will be adequate to sustain our operations to June 2001. In addition to the remaining $2.5 million expected to be raised pursuant to the preferred stock financing, we are in active discussions with strategic and institutional investors for additional funding. However, the conditions required to be satisfied for the preferred stock investor to be obligated to purchase the remaining $2.5 million of preferred stock may not be met and we have no commitments for any additional funding. There can be no assurances that the discussions for additional investments will be successful, or if successful, that the terms of any additional investments will be acceptable to us. If we are not successful in obtaining funding in appropriate amounts or at appropriate terms, we would consider significant reductions in our operations and the sale of all or a portion of our interest in our Jabber.com subsidiary. Any such reduction in either our operations or business and development efforts or the sale of our interest in Jabber.com could have a material adverse affect on our operating results and financial condition. In its report accompanying the audited financial statements, Arthur Andersen LLP expressed substantial doubt about our ability to continue as a going concern.

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

                                                             ARTHUR ANDERSEN LLP

Denver, Colorado
   March 1, 2001.

                        WEBB INTERACTIVE SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                               --------------------------------
                                                                                   2000               1999
                                                                               -------------      -------------
                                                                               (As Restated -
                                                                               See Note 23)
                             ASSETS
Current assets:
    Cash and cash equivalents                                                  $  4,856,686       $  4,164,371
    Restricted cash                                                                 525,000                  -
    Accounts receivable, net (Note 2)                                               469,639             76,806
    Prepaid expenses                                                                301,657            399,217
    Notes receivable from Company officers (Note 3)                                 198,444                  -
    Net current assets of discontinued operations (Note 15)                               -             30,326
    Short-term deposits                                                             370,522            444,545
                                                                               ------------       ------------

       Total current assets                                                       6,721,948          5,115,265
Property and equipment, net (Note 4)                                              2,830,132          1,668,599
Intangible assets, net of accumulated amortization of
    $10,870,312 and $2,523,351, respectively (Notes 13 and 14)                    6,001,667         12,503,047
Net long-term assets of discontinued operations (Note 15)                                 -            683,890
Deferred financing costs                                                            815,301          2,649,517
Other assets                                                                         51,689              4,216
                                                                               ------------      -------------

       Total assets                                                            $ 16,420,737       $ 22,624,534
                                                                               ============       ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of capital leases payable (Note 5)                         $    227,876       $    108,525
    Accounts payable and accrued liabilities                                      2,142,731            771,417
    Accrued salaries and payroll taxes payable                                    1,232,844            936,849
    Accrued interest payable                                                         63,014            126,028
    Customer deposits and deferred revenue                                          174,522             44,882
    Net current liabilities of discontinued operations (Note 15)                          -            375,512
                                                                               ------------       -----------

       Total current liabilities                                                  3,840,987          2,363,213

Capital leases payable (Note 5)                                                           -            115,493
10% convertible note payable, net of discount of $295,676 and
       $947,710, respectively (Note 7)                                            2,358,434          4,052,290

Commitments and contingencies

Stockholders' equity
    Preferred stock, no par value, 5,000,000 shares authorized:
       Series B-2 convertible preferred stock, 978 and none
         shares issued and outstanding, respectively                                912,286                  -

       10% redeemable, convertible preferred stock, 10%
          cumulative return; none and 85,000 shares issued and
          outstanding, respectively, including dividends payable                          -          1,020,295
          of none and $170,295, respectively

    Common stock, no par value, 60,000,000 shares authorized,
       10,354,473 and 7,830,028 shares issued and outstanding, respectively      85,506,004         49,513,769

    Warrants and options                                                         15,450,237          8,612,322
    Deferred compensation                                                          (154,774)          (412,707)
    Accumulated other comprehensive income                                            1,371                  -
    Accumulated deficit                                                         (91,493,808)       (42,640,141)
                                                                               ------------       ------------

              Total stockholders' equity                                         10,221,316         16,093,538
                                                                               ------------       ------------

              Total liabilities and stockholders' equity                       $ 16,420,737       $ 22,624,534
                                                                               ============       ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        WEBB INTERACTIVE SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year Ended
                                                                             December 31,
                                                                    ------------------------------
                                                                        2000              1999
                                                                    ------------      ------------
                                                                    (As Restated -
                                                                    See Note 23)

Net revenues                                                        $  4,014,393      $  1,193,196
Cost of revenues                                                       3,510,504         1,363,758
                                                                    ------------      ------------

   Gross margin                                                          503,889          (170,562)
                                                                    ------------      ------------
Operating expenses:
   Sales and marketing                                                 3,039,673         1,726,004
   Product development                                                 5,376,972         2,891,569
   General and administrative                                         10,341,650         6,311,544
   Customer acquisition costs                                                  -           941,684
   Depreciation and amortization                                       9,155,123         2,902,523
   Impairment loss (Note 14)                                           8,168,904                 -
                                                                    ------------      ------------

                                                                      36,082,322        14,773,324
                                                                    ------------      ------------

   Loss from operations                                              (37,096,878)      (14,943,886)

Interest income                                                          731,808           225,712
Interest expense                                                      (1,124,011)       (2,352,062)
Loss on foreign currency transactions                                   (130,357)                -
Loss on write-off of investment in common stock                         (448,172)                -
Loss on disposition of property and equipment                           (344,341)                -
Equity in loss of subsidiary                                                   -          (127,083)
                                                                    ------------      ------------

Net loss from continuing operations                                  (36,893,506)      (17,197,319)
Loss from discontinued operations (Note 15)                             (203,372)          (79,776)
                                                                    ------------      ------------

Net loss before minority interest                                    (37,096,878)      (17,277,095)
Minority interest in losses of subsidiary                                276,337                 -
                                                                    ------------      ------------

Net loss                                                             (36,820,541)      (17,277,095)
Preferred stock dividends (Note 8)                                      (373,126)         (272,663)
Accretion of preferred stock to stated value (Note 8)                (11,660,000)       (3,157,691)
Accretion of preferred stock for beneficial conversion feature in
excess of stated value (Note 8)                                                -        (1,158,563)
                                                                    ------------      ------------

Net loss applicable to common stockholders                          $(48,853,667)     $(21,866,012)
                                                                    ============      ============
Net loss applicable to common stockholders from continuing
   operations per share, basic and diluted                          $      (5.37)     $      (3.30)
                                                                    ============      ============
Net loss applicable to common stockholders per share from
   discontinued operations, basic and diluted                       $      (0.02)     $      (0.01)
                                                                    ============      ============

Net loss applicable to common stockholders per share, basic and     $      (5.39)     $      (3.31)
   diluted
                                                                    ============      ============

Weighted average shares outstanding, basic and diluted                 9,060,437         6,610,836
                                                                    ============      ============


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        WEBB INTERACTIVE SERVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  FOR THE YEARS ENDED DECEMBER 31, 2000  (As Restated - See Note 23) AND 1999



                                                           Preferred Stock             Common Stock        Warrants and
                                                       ------------------------  ------------------------
                                                         Shares       Amount       Shares       Amount       Options
                                                       ----------  ------------  ----------  ------------  ------------
Balances, December 31, 1998                               246,400  $  4,101,336   4,642,888   $16,410,300  $  2,281,832
Stock issued in private placement of preferred stock        5,000     5,000,000           -             -             -
   Offering costs                                               -      (384,500)          -             -             -
   Beneficial conversion feature of preferred stock             -    (3,931,754)          -     3,931,754             -
Preferred stock dividends                                       -       125,638           -             -             -
Common stock and common stock warrants issued in
   connection with DCI merger                                   -             -     947,626     9,239,358     2,158,837
Common stock issued in connection with NI merger                -             -      71,429       984,400             -
Preferred stock and dividends converted to common
   stock                                                 (166,400)   (8,206,679)    904,981     8,206,679             -
Preferred stock beneficial conversion feature on
   dividends paid through the issuance of common
   stock                                                        -             -           -       147,025             -
Convertible notes payable converted to common
   stock                                                        -             -      82,402       894,879             -
Exercises of stock options and warrants                         -             -   1,144,205     7,197,462    (1,846,830)
10% note payable beneficial conversion feature                  -             -           -     1,967,522             -
Common stock warrant issued in connection with
   10% note payable                                             -             -           -             -     3,383,800
Accretion of preferred stock to stated value                    -     3,157,691           -             -             -
Accretion of preferred stock for beneficial conversion
   feature in excess of stated value                            -     1,158,563           -             -             -
Stock and stock options issued for services and to
   customers                                                    -             -      36,497       534,390     2,634,683
Deferred compensation                                           -             -           -             -             -
Net loss                                                        -             -           -             -             -
Comprehensive Income                                            -             -           -             -             -
                                                       ----------  ------------  ----------  ------------  ------------

Balances, December 31, 1999                                85,000     1,020,295   7,830,028    49,513,769     8,612,322

 Series B-2 preferred stock issued in private
  placement                                                12,500    12,500,000           -             -             -
   Cash offering costs                                          -      (840,000)          -             -             -
   Value of warrants issued for common stock                    -    (8,622,986)          -             -     8,622,986
   Beneficial conversion feature of preferred stock             -    (3,037,014)          -     3,037,014             -
Accretion of preferred stock to stated value                    -    11,660,000           -             -             -
Preferred stock dividends                                       -         2,733           -             -             -
Beneficial conversion feature on 10% preferred
   stock dividends converted to common stock                    -             -           -       370,393             -
Conversion of preferred stock and dividends to
   common stock                                           (96,522)  (11,770,742)  1,231,438    11,770,742             -
Conversion of 10% note payable to common stock                  -             -     248,262       803,569             -
Common stock and common stock warrants issued in
   connection with Update acquisition                           -             -     278,411     8,630,741     1,364,676
Exercise of warrants and options                                -             -     751,334    11,132,885    (3,892,442)
Stock and stock options issued for services                     -             -      15,000       246,891       519,554
Deferred compensation                                           -             -           -             -       223,141
Other comprehensive income                                      -             -           -             -             -
Net loss                                                        -             -           -             -             -
Comprehensive income                                            -             -           -             -             -
                                                       ----------  ------------  ----------   -----------  ------------
Balances, December 31, 2000                                   978  $    912,286  10,354,473   $85,506,004  $ 15,450,237
                                                       ==========  ============  ==========   ===========  ============

                                                                                          Accumulated
                                                                                             Other
                                                          Deferred       Accumulated     Comprehensive Comprehensive Stockholders

                                                        Compensation       Deficit          Income        Income         Equity
                                                       --------------   -------------    -------------  ------------  ------------
Balances, December 31, 1998                            $            -   $  (20,774,129)  $           -    $        -  $   2,019,339
Stock issued in private placement of preferred stock                -                -               -             -      5,000,000
   Offering costs                                                   -                -               -             -       (384,500)
   Beneficial conversion feature of preferred stock                 -                -               -             -              -
Preferred stock dividends                                           -          (125,638)             -             -              -
Common stock and common stock warrants issued in
   connection with DCI merger                                       -                -               -             -     11,398,195
Common stock issued in connection with NI merger                    -                -               -             -        984,400
Preferred stock and dividends converted to common
   stock                                                            -                -               -             -              -
Preferred stock beneficial conversion feature on
   dividends paid through the issuance of common
   stock                                                            -          (147,025)             -             -              -
Convertible notes payable converted to common
   stock                                                            -                -               -             -        894,879
Exercises of stock options and warrants                             -                -               -             -      5,350,632
10% note payable beneficial conversion feature                      -                -               -             -      1,967,522
Common stock warrant issued in connection with
   10% note payable                                                 -                -               -             -      3,383,800
Accretion of preferred stock to stated value                        -       (3,157,691)              -             -              -
Accretion of preferred stock for beneficial conversion
   feature in excess of stated value                                -       (1,158,563)              -             -              -
Stock and stock options issued for services and to
   customers                                                        -                -               -             -      3,169,073
Deferred compensation                                        (412,707)               -               -             -       (412,707)
Net loss                                                            -      (17,277,095)              -   (17,277,095)   (17,277,095)
                                                                                                        ------------
Comprehensive Income                                                -                -               -   (17,277,095)             -
                                                                                                        ============

                                                       --------------   --------------   -------------                -------------
Balances, December 31, 1999                                  (412,707)     (42,640,141)              -             -     16,093,538

 Series B-2 preferred stock issued
  in private placement                                              -                -               -             -     12,500,000
   Cash offering costs                                              -                -               -             -       (840,000)
   Value of warrants issued for common stock                        -                -               -             -              -
   Beneficial conversion feature of preferred stock                 -                -               -             -              -
Accretion of preferred stock to stated value                        -      (11,660,000)              -             -              -
Preferred stock dividends                                           -           (2,733)              -             -              -
Beneficial conversion feature on 10% preferred
   stock dividends converted to common stock                        -         (370,393)              -             -              -
Conversion of preferred stock and dividends to
   common stock                                                     -                -               -             -              -
Conversion of 10% note payable to common stock                      -                -               -             -        803,569
Common stock and common stock warrants issued in
   connection with Update acquisition                               -                -               -             -      9,995,417
Exercise of warrants and options                                    -                -               -             -      7,240,443
Stock and stock options issued for services                   711,787                -               -             -      1,478,232
Deferred compensation                                        (453,854)               -               -             -       (230,713)
Other comprehensive income                                          -                -           1,371         1,371          1,371
Net loss                                                            -      (36,820,541)              -   (36,820,541)   (36,820,541)
                                                                                                        ------------
Comprehensive income                                                -                -               -  $(36,819,170)             -
                                                       --------------   --------------   -------------  ============  -------------
Balances, December 31, 2000 (As Restated -
   See Note 23)                                        $     (154,774)  $  (91,493,808)  $       1,371                $  10,221,316
                                                       ==============   ==============   =============                =============

   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        WEBB INTERACTIVE SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          Year Ended
                                                                                                          December 31,
                                                                                                --------------------------------
                                                                                                     2000              1999
                                                                                                --------------    --------------
                                                                                                 (As Restated -
                                                                                                 See Note 23)
Cash flows from operating activities:
   Net loss                                                                                      $(36,820,541)     $(17,277,095)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                 9,506,483         3,211,532
      Impairment loss                                                                               8,168,904                 -
      Minority interest in losses of subsidiary                                                      (276,337)                -
      Stock and stock options issued for services and to customers                                  1,478,232         2,756,366
      Loss on sale and disposal of property and equipment                                             344,341           249,468
      Notes payable issued for interest on 10% convertible note payable                               154,110                 -
      Bad debt expense                                                                                147,882                 -
      Write-off of investment in common stock                                                         448,172                 -
      Accrued interest income on notes receivable                                                      (2,617)                -
      Provision for excess and obsolete inventory                                                           -            55,126
      Accrued interest income on advances to DCI                                                            -           (46,379)
      Reduction in note receivable for services received from DCI                                           -           368,643
      Loss from investment in subsidiary                                                                    -           127,083
      Interest expense on 10% convertible note from beneficial conversion feature                           -         1,967,522
      Amortization of 10% convertible note payable discount                                           198,744           124,615
      Amortization of 10% convertible note payable financing costs                                    591,075            45,142
   Changes in operating assets and liabilities:
      Increase in restricted cash                                                                    (525,000)                -
      (Increase) decrease in accounts receivable                                                     (510,391)           41,458
      (Increase) decrease in prepaid expenses                                                          97,560          (302,083)
      Decrease (Increase) in short-term deposits and other assets                                      26,550          (342,985)
      Increase (decrease) in accounts payable and accrued liabilities                               1,281,917          (490,049)
      Increase in accrued salaries and payroll taxes payable                                          173,506           690,832
      (Decrease) increase in accrued interest payable                                                 (63,014)          107,333
      (Decrease) increase in customer deposits and deferred revenue                                   (53,360)          109,590
                                                                                                 ------------      ------------
      Net cash used in operating activities                                                       (15,633,784)       (8,603,881)
                                                                                                 ------------      ------------
Cash flows from investing activities:
   Cash acquired in business combinations                                                                   -            32,484
   Proceeds from the sale of property and equipment                                                    10,279           133,137
   Net proceeds from sale of discontinued operation                                                    8,134                 -
   Purchase of property and equipment                                                              (2,138,370)       (1,692,532)
   Notes receivable from Company officers                                                            (195,827)                -
   Cash advances to DCI                                                                                     -          (593,649)
   Payment of acquisition costs                                                                             -           (27,468)
   Investment in equity method investee                                                                     -          (240,564)
                                                                                                 ------------      ------------
      Net cash used in investing activities                                                        (2,315,784)       (2,388,592)
                                                                                                 ------------      ------------
Cash flows from financing activities:

   Payments on capital leases and convertible notes payable                                          (259,931)         (124,443)
   Proceeds from issuance of series B preferred stock and warrants                                 12,500,000                 -
   Proceeds from issuance of 10% convertible note payable and warrant                                       -         5,000,000
   Proceeds from exercise of stock options and warrants                                             7,240,443         5,350,632
   Proceeds from issuance of series C preferred stock                                                       -         5,000,000
   10% convertible note payable financing costs                                                             -          (383,184)
   Series B preferred stock and warrant offering costs                                               (840,000)         (384,500)
                                                                                                 ------------      ------------
      Net cash provided by financing activities                                                    18,640,512        14,458,505
                                                                                                 ------------      ------------
Net increase in cash and cash equivalents                                                             690,944         3,466,0
Effect of foreign currency exchange rate charges on cash                                                1,371                 -
Cash and cash equivalents, beginning of year                                                        4,164,371           698,339
                                                                                                 ------------      ------------
Cash and cash equivalents, end of year                                                           $  4,856,686      $  4,164,371
                                                                                                 ============      ============

      The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        WEBB INTERACTIVE SERVICES, INC.

                                                                                         Year Ended
                                                                                        December 31,
                                                                              ---------------------------------
                                                                                   2000               1999
                                                                              --------------     --------------
                                                                               (As Restated -
                                                                               See Note 23)
Supplemental disclosure of cash flow information:
      Cash paid for interest                                                  $   168,943        $     59,056

Supplemental schedule of non-cash investing and financing activities:
      Common stock and warrants issued in business combinations               $ 9,995,417        $ 12,382,595
      Accretion of preferred stock to stated value                             11,660,000           3,157,691
      Accretion of preferred stock for beneficial conversion
      feature in excess of stated value                                                 -           1,158,563
      Preferred stock dividends paid in common stock                              373,126             272,663
      Preferred stock and prior period cumulative and dividends
      converted to common stock                                                11,770,742           8,206,679
      10% note payable converted to common stock                                  803,569                   -
      Common stock received from sale of e-banking business                       448,172                   -
      Convertible notes payable converted to common stock                               -             894,879
      Capital leases for equipment                                                263,788             195,405

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

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Webb and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The net loss attributable to the minority stockholders' interests which relates to our Jabber.com subsidiary, is recorded based upon the minority interest share in the net assets of Jabber.com.


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

        Revenue from professional services billed on a time and materials basis is recognized as the services are performed and amounts due from customers are deemed collectible and are contractually non-refundable. Revenue from fixed price long-term contracts is recognized on the percentage of completion method for individual contracts. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, or if we are unable to make sufficiently accurate estimates of costs at the outset of the arrangement, we use the completed contract method of accounting whereby revenue is recognized when the work is completed. Customer advances and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

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

        Cash and Cash Equivalents

        For purposes of reporting cash flows, cash and cash equivalents include highly liquid investments with original maturities of 90 days or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. The recorded amounts for cash equivalents approximate fair value due to the short-term nature of these financial instruments. Restricted cash includes cash certificates of deposits for collateral on our office lease lease totalling $525,000 as of December 31, 2000.

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

Cost of Revenues
----------------

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

        Fair Value of Financial Instruments

        Financial instruments consist of cash and cash equivalents, trade and notes receivable, and the 10% note payable. As of December 31, 2000 and 1999, the carrying values of such instruments approximated their fair values. Based upon interest rates currently available for debt with comparable terms and characteristics, the fair value of the 10% note payable is estimated to be $1,953,612.

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

        Customer Acquisition Costs

        Costs to acquire customers, including the issuance of our securities, are capitalized if the related customer contract contains guarantees of minimum revenue that support the amount paid. Such capitalized costs are amortized over the term the guaranteed revenue is recognized. When the contract does not provide for guaranteed revenue or counter-party performance obligations, acquisition costs are expensed when incurred and are reflected as operating expenses in the captioned labeled "Customer Acquisition Costs" in the accompanying Consolidated Statements of Operations. Prior to July 1999, we issued warrants to purchase our common stock to four customers and recorded the warrants as customer acquisition costs (See Note 16). As a matter of general business practice, we do not enter into transactions with our customers in which we incur customer acquisition costs.

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

                                                        December 31,
                                              --------------------------------
                                                   2000               1999
                                              --------------     -------------
Stock options                                     4,128,070         2,770,055
10% convertible note payable                        263,566           496,524
Warrants and underwriter options                    729,318           923,918
Series B-2 preferred stock                           95,844                 -
10% preferred stock                                       -           102,030
                                              -------------      ------------
Total                                             5,216,798         4,292,527
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

        During the year ended December 31, 2000, we recorded losses on disposition of property and equipment totalling $344,341 for the year ended December 31, 2000, primarily from the relocation of our offices and the write-off of unamortized leasehold improvements, including the cost of our computer center build-out, and disposed of existing office furnishings and equipment.

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

(6)     CONVERTIBLE NOTES PAYABLE

        On June 30, 1999, the date the merger with DCI was consummated, we assumed DCI convertible notes payable totalling $606,894 which were convertible at any time at the election of the holders into a number of our common shares at a conversion price equal to $9.61 per share, which was the fair value of our common stock on the date the merger was announced. Subsequent to the agreement to acquire DCI (See Note 13), we issued convertible notes payable to DCI creditors totalling $335,991. The notes were convertible anytime at the election of the holder into a number of our common shares at conversion prices equal to the greater of $9.75 or the closing bid price on the conversion date. During 1999, holders of the convertible notes payable converted $894,879 of principal and accrued interest payable into 82,402 shares of our common stock at conversion prices per share ranging from approximately $9.61 to $14.75 as summarized in the following table:

                                                                                Common
                                       Note Payable                             Stock
                                        And Accrued       Common Stock        Conversion
                                         Interest            Shares            Price per
         Conversion Date                 Converted           Issued              Share
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

        The 10% note payable bears interest at the rate of 10% per annum. During the years ended December 31, 2000 and 1999, we recorded interest expense totalling $1,006,943 and $2,311,252, respectively, as summarized in the following table:

                                                             Year Ended December 31,
                                                         --------------------------------

                                                             2000               1999
                                                         --------------     -------------
                                                          (As Restated -
                                                          See Note 23)

Interest paid with principal-in-kind notes                  $  154,110       $   -
Amortization of discount                                       198,744           124,615
Amortization of financing costs                                591,075            45,142
Beneficial conversion feature                                  -               1,967,522
                                                         --------------     -------------

     Total non cash interest expense                           943,929         2,137,279

Interest expense payable in cash                                63,014           173,973
                                                         --------------     -------------

     Total 10% note payable interest expense                $1,006,943       $ 2,311,252
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

        Series B Preferred Stock Warrant-

        In connection with the amendement to the 10% note payable, in December 1999, we issued the note holder a five-year warrant to purchase 136,519 shares of our common stock at an initial exercise price of $18.506 per share in consideration for the note holder's agreement to exchange the note for an amended note with terms more favorable to us. We recorded the fair value of this warrant totalling $2,311,475 as additional consideration to the note holder. Accordingly, we recorded a deferred financing asset, which is being amortized to interest expense from the date of issuance to the maturity date of the 10% note payable. We recorded additional non-cash interest expense for the amortization of these deferred financing costs totalling $518,373 for the year ended December 31, 2000. In addition, as a result of the conversion of one-half of the 10% note payable in February 2000, we correspondingly recorded a reduction to deferred financing costs in the amount of $1,082,694 of.

        We initially valued the warrant utilizing the Black-Scholes option pricing model using the following assumptions:

Recorded value                                                    $ 2,311,475
Exercise price                                                    $    18.506
Fair market value of common stock on valuation date
                                                                  $     21.06
Option life                                                           5 years
Volatility rate                                                          104%
Risk free rate of return                                                   6%
Dividend rate                                                              0%

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

(8)      PREFERRED STOCK

                  Preferred stock consists of the following-

                            Series B-2 Preferred Stock            Series B Preferred Stock           10% Preferred Stock
                           -----------------------------       -----------------------------       ---------------------
                                 Shares      Amount                 Shares        Amount             Shares       Amount
                           -----------------------------       -----------------------------       ----------------------
Balances, December
   31, 1998                     -        $         -                  -       $          -           245,000    $ 2,691,172
Stock issued in
   private placement            -                  -                  -                  -                 -              -
Offering costs                  -                  -                  -                  -                 -              -
Beneficial conversion
   feature of
   preferred stock              -                  -                  -                  -                 -              -
Preferred stock
   dividends                    -                  -                  -                  -                 -         94,216
Preferred stock and
   dividends
   converted to
   common stock                 -                  -                  -                  -          (160,000)    (1,765,093)
Accretion of
   preferred stock to
   stated value                 -                  -                  -                  -                 -              -
Accretion of
   preferred stock
   for beneficial
   conversion feature
   in excess of
   stated value                 -                  -                  -                  -                 -              -
                         ---------        ----------        ------------       -----------         ----------     -----------
Balances, December
   31, 1999                     -                  -                  -                  -            85,000      1,020,295
Stock issued in
   private placement            -                  -             12,500         12,500,000                 -              -
Cash offering costs             -                  -                  -           (840,000)                -              -
Value of warrants issued
   for common stock             -                  -                  -         (8,622,986)                -              -
Beneficial conversion
   feature of
   preferred stock              -                  -                  -         (3,037,014)                -              -
Preferred stock
   dividends                    -                  -                  -                  -                 -          2,733
Exchange of series B
   preferred stock
   for series B-2
   preferred stock         12,500         11,660,000            (12,500)       (11,660,000)                -              -
Preferred stock and
   dividends
   converted to
   common stock           (11,522)       (10,747,714)                 -                  -           (85,000)    (1,023,028)
Accretion of
   preferred stock to
   stated value                 -                  -                  -         11,660,000                 -              -
                        ---------        -----------       ------------       ------------        ----------     ----------
Balances, December
   31, 2000                   978        $   912,286                  -       $          -                 -    $         -
                        =========        ===========       ============       ============        ==========    ===========


                             Series C Preferred Stock            Series A Preferred Stock            Total Preferred Stock
                        -----------------------------           ----------------------------        --------------------------
                             Shares       Amount                  Shares        Amount                Shares        Amount
                        -----------------------------           ----------------------------        --------------------------
Balances, December
   31, 1998                     -         $        -              1,400        $ 1,410,164           246,400    $ 4,101,336
Stock issued in
   private placement        5,000          5,000,000                  -                  -             5,000      5,000,000
Offering costs                  -           (384,500)                 -                  -                 -       (384,500)
Beneficial conversion
   feature of
   preferred stock              -         (3,931,754)                 -                  -                 -     (3,931,754)
Preferred stock
   dividends                    -             29,121                  -              2,301                 -        125,638
Preferred stock and
   dividends
   converted to
   common stock            (5,000)        (5,029,121)            (1,400)        (1,412,465)         (166,400)    (8,206,679)
Accretion of
   preferred stock to
   stated value                 -          3,157,691                  -                  -                 -      3,157,691
Accretion of
   preferred stock
   for beneficial
   conversion feature
   in excess of
   stated value                 -          1,158,563                  -                  -                 -      1,158,563
                        ---------        -----------       ------------       ------------        ----------     -----------
Balances, December
   31, 1999                     -                  -                  -                  -            85,000      1,020,295
Stock issued in
   private placement            -                  -                  -                  -            12,500     12,500,000
Cash offering costs             -                  -                  -                  -                 -       (840,000)
Value of warrants
   issued for
   common stock                 -                  -                  -                  -                 -     (8,622,986)
Beneficial conversion
   feature of
   preferred stock              -                  -                  -                  -                 -     (3,037,014)
Preferred stock
   dividends                    -                  -                  -                  -                 -          2,733
Exchange of series B
   preferred stock
   for series B-2
   preferred stock              -                  -                  -                  -                 -              -
Preferred stock and
   dividends
   converted to
   common stock                 -                  -                  -                  -           (96,522)   (11,770,742)
Accretion of
   preferred stock to
   stated value                 -                  -                  -                  -                 -     11,660,000
                       ----------       ------------      -------------      -------------       -----------   ------------
Balances, December
   31, 2000 (As
   Restated - See
   Note 23)                     -       $          -                  -      $           -               978   $    912,286
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

                       Preferred                              Conversion     Beneficial       Total
                         Stock      Shares        Gross        Price Per     Conversion     Accretion
 Date of Issuance       Series      Issued       Proceeds       Share          Feature       Expense
-------------------    ---------   ---------    -----------   -----------    ----------    ----------
February 18, 2000      Series B      12,500     $12,500,000      $ 20.00     $3,037,014    $11,660,000
September 27, 2000     Series B-2    12,500           None      10.20408         -             -
January 11, 1999       Series C       3,000      3,000,000    8.59 to         3,914,063      4,158,563
                                                                   11.13
June 18, 1999          Series C       2,000      2,000,000    8.59 to            17,691        157,691
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

        We also issued five-year warrants to purchase 343,750 shares of our common stock with the series B preferred stock, valued at $8,622,986, determined based on the relative fair value of the warrants using the Black-Scholes option pricing model, and the net proceeds we received. The warrants entitle the holder to purchase one share of our common stock for a purchase price initially set at $20.20, which was equal to 101% of the initial conversion price of the preferred stock, at any time during the five-year period commencing on February 18, 2000. The exercise price for the warrants is subject to being reset based upon future market prices for our common stock every 90 days commencing May 17, 2000, until January 20, 2003. If the current exercise price is higher than the current market price (the lower of the average closing bid prices for the 10-day period ending on such date or the closing bid price on such date), the exercise price will be reset to the market price. As detailed below, the exercise price has been reset at each such date and, as a result, we recorded additional compensation expense totalling $379,436 for the year ended December 31, 2000.

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

        Due to the conversion feature associated with the series B preferred stock, we accounted for a beneficial conversion feature as an additional preferred stock dividend. The computed value of the beneficial conversion feature of $3,037,014 was limited to the relative fair value of the series B preferred stock, and was initially recorded as a reduction of the series B preferred stock and an increase to additional paid-in capital. The beneficial conversion feature reduction to the series B preferred stock was accreted on the date of issuance, as additional preferred stock dividends, by recording a charge to income applicable to common stockholders from the date of issuance to the earliest date of conversion.

        The difference between the stated value of $1,000 per share totalling $11,660,000 and the recorded value on February 18, 2000, was accreted as a charge to income applicable to common stockholders on the date of issuance (the date on which the series B preferred stock was first convertible) and was comprised of the following (as restated):

Beneficial conversion feature                               $3,037,014
Relative fair value of common stock warrants                 8,622,986

                                                           -----------
Total accretion recorded                                   $11,660,000
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

        During 2000, investors converted 11,522 shares of the series B-2 preferred stock into 1,129,136 shares of our common stock at a conversion price of $10.20408 as summarized in the following table:

                                                                  Number of Shares
                                                         --------------------------------
                                                           Series B-2
                                                           Preferred        Common Stock
                  Conversion Date                            Stock
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
                                                 =================      =================

        During 1999, the investor converted all of the 5,000 shares of the series C preferred stock, including accrued dividends payable of $29,121 into 480,508 shares of our common stock at conversion prices per share ranging from approximately $8.59 to $11.13 as summarized in the following table:


                                             Number of Shares                  Common
                                     ---------------------------------          Stock
                                        Series C                              Conversion
                                        Preferred           Common            Price per
         Conversion Date                  Stock              Stock              Share
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

                                           Number of Shares                    Common
                                   ---------------------------------            Stock
                                              10%                            Conversion
                                           Preferred            Common        Price per
          Conversion Date                    Stock               Stock          Share
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
                                             Weighted
                                             Average                                Weighted
                                Weighted    Remaining                  Weighted     Average
    Range of                    Average    Contractual                 Average     Remaining
    Exercise      Number of     Exercise       Life      Number of     Exercise   Contractual
     Prices         Shares       Price       (Years)      Shares        Price     Life (Years)
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

     Had compensation cost for options granted been determined consistent with SFAS 123, our net loss applicable to common stockholders and net loss applicable to common stockholders per common and common equivalent share would have been increased to the following pro forma amounts:

                                       2000                                                 1999
                   ----------------------------------------------       ----------------------------------------------
                        As Reported                 Pro Forma                As Reported                 Pro Forma
                   -------------------        -------------------       -------------------        -------------------
Net loss
 applicable to
 common
 stockholders             $(48,853,667)              $(58,784,188)             $(21,866,012)              $(24,897,608)
                   ===================        ===================       ===================        ===================
Net loss
 applicable to
 common
 stockholders per
 share-basic and
 diluted                  $      (5.39)              $      (6.49)             $      (3.31)              $      (3.77)
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

                                                                        December 31, 2000                  December 31, 1999
                                                               ---------------------------------     -------------------------------
 Warrants and Options                             Exercise                          Common Stock                        Common Stock
 Issued in Connection                            Price Per         Warrants         Issued From        Warrants          Issued From
         With                Expiration Date       Share         Outstanding         Exercises       Outstanding          Exercises
----------------------    ------------------    ------------   ----------------  ----------------    -------------- ----------------
Series B preferred
 stock (See Notes 8
 and 22)                   February 2004             $ 3.875            343,750                 -                 -                -

10% convertible note
 payable (See Notes 7
 and 22)                   December 2005              10.264            136,519           136,519           273,038                -

Customers (See Note 16)    June and December
                           2002                 8.77 to 9.19            220,162            11,667           231,829                -

DCI merger (See Note       January 2001 to           6.61 to
 13)                       June 2003                   10.16             21,523           113,856           157,951           44,740

Placement firm (See Note 11)   March 2005              38.44           5,834              -                 -                 -

VA Linux (See Note 11)         October 2005              TBD          50,000              -                 -                 -

Underwriter in IPO             May 2001                 8.10           1,530        102,361           106,700             3,300

Common stock private
 placement                     January 2000             2.25               -              -               900            13,500

10% preferred stock
 (See Note 8)                  December 2000           15.00               -         35,000            53,500                 -

5% preferred stock             May 2001                16.33               -        100,000           100,000                 -

Series A preferred
 stock placement agent         November 2003            5.71               -              -                 -            20,000

IPO                            May 1999                 9.00               -              -                 -           473,192

Series A preferred
 stock                         November 2003            5.71               -              -                 -           140,000
                                                                  ----------      ---------         ---------         ---------
Total                                                                779,318        499,403           923,918           694,732
                                                                  ==========      =========         =========         =========


     During 2000, holders of warrants exercised their right to purchase 503,874 shares of our common stock in which we received net proceeds totalling $5,443,315, after deducting $93,707 in commissions, as summarized in the following table:

                                 Common
                                  Stock                   Exercise                   Common                   Proceeds
                                 Warrant                    Price                     Stock                    To the
 Warrant Exercised              Exercised                 Per Share                  Issued                    Company
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

                                          Number of
                                          Shares or                               Deferred
                                           Warrants                              Compensation
                                            Issued             Expense             Expense
----------------------------                -------            -------             -------
2000 Transactions-
Issuance of common stock for
    financial services (A)                   15,000           $ 246,891           $       -
Grants of Jabber.com common stock (B)       912,500             276,337                   -
Warrant issued to placement firm (D)          5,834             176,443                   -
Option issued to advisory board                                       .
    member (E)                                2,500                 729                 395
Reset of exercise price for
    series B warrants (See
    Notes 8 and 22)                               -              379,597                  -
Reset of exercise price for 10%
    note payable warrant (See
    Notes 7 and 22)                               -             110,302                   -
Warrant issued to VA Linux (F)               50,000              30,000                   -

Amortization of previous years
    deferred compensation                                -             257,933             154,379
                                             --------------     --------------     ---------------

2000 Totals                                        985,834          $1,478,232           $ 154,774
                                             ==============     ==============     ===============

1999 Transactions-
Issuance of common stock for
    financial services (A)                          30,000           $ 444,390                   -
Issuance of common stock for
    consulting services (C)                          6,497              90,000                   -
Options issued to consultants (G)                   58,168             461,661                   -
Options issued to DCI employees (H)                      -             205,861             304,180
Warrants issued to customers (See Note 10)         161,667             941,684                   -
    Amortization of previous
    years deferred compensation                          -             612,770             108,527
                                             --------------     --------------     ---------------

1999 Totals                                        256,332          $2,756,366           $ 412,707
                                             ==============     ==============     ===============

        We issued common stock in the following transactions-

    (A) On March 16, 2000, and November 5, 1999, we executed two-month and four-month consulting agreements, respectively, with a financial consulting firm to enhance our activities in corporate finance, mergers and acquisitions and investor relations. In connection with the agreements, we issued restricted shares of our common stock for services provided with respect to the 2000 grant and for a commencement bonus with respect to the 1999 grant, as follows:

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

    (B) During July and September 2000, we issued 912,500 shares of common stock of our subsidiary, Jabber.com, to employees of the subsidiary, an officer of the Company and members of the Jabber.com advisory boards. The shares vest over periods ranging from grant date to two years. We recorded deferred compensation totalling $523,700 and compensation expense totalling $276,337 during the year ended December 31, 2000, calculated based on the appraised value of the Jabber.com common stock.

    (C) In February 1999, we entered into a third consecutive six-month agreement with an individual to provide consulting services in his capacity as Webb's Chief Operating Officer and subsequent duties as Chief Financial Officer. Pursuant to the terms of the agreement, in addition to a monthly cash fee of $15,000, the consultant earned shares of our common stock determined by dividing $15,000 by the fair market value of the our common stock on the last trading day of the month. During the year ended December 31, 1999, we issued 6,497 shares of our common stock under this agreement valued in the aggregate at $90,000.

        We issued common stock purchase warrants/options in the following transactions-

    (D) In March 2000, we issued a five-year common stock purchase warrant to purchase 5,834 shares of our common stock at an exercise price of $38.44 per share to an employment agency in connection with a placement fee. The warrant vests one year from grant date. We valued the warrant at $176,443 utilizing the Black-Scholes option pricing model using the following assumptions:

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

    (E) In April 2000, we granted an option to purchase 2,500 shares of our stock at $15.88 per share to an advisory board member. The option vests over three years from grant date. We applied variable plan accounting pursuant to SFAS 123 and related interpretation EITF 96-18, and valued the option at $1,124 utilizing the Black-Scholes option pricing model using the following assumptions:

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

    (F) In October 2000, we became obligated to issue a five-year common stock purchase warrant for 50,000 shares of Jabber.com common stock to VA Linux for the integration on Jabber.com's products with those of VA Linux. The exercise price is to be determined at the earlier of third party financing of Jabber.com or the fair market fair determined by Jabber.com. Based on the appraised value of the warrant, we recorded expense totalling $30,000 for the year ended December 31, 2000.

    (G) During 1999, we granted stock options under the plan to several consultants in connection with agreements to provide Webb with services related to developing financing sources and strategic alliances as well as investor relations. The terms of the agreements range from approximately six months to three years. We issued in the aggregate options to purchase a total of 52,168 shares of our common sock at exercise prices ranging from $4.00 to $8.50. We applied variable plan accounting pursuant to SFAS 123 and related interpretation EITF 96-18, and valued these options at $461,661 utilizing the Black-Scholes option pricing model on the vesting dates using the following assumptions:

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
Vesting period                                Date of grant to 3 years

    (H) On June 30, 1999, as a result of the consummation of the merger with DCI, we recorded the intrinsic value of options granted to DCI employees whereby the difference between the fair market value of our common stock on June 30, 1999 ($17.50 per shares) and the exercise price of the options ($7.63 per share) is expensed over the vesting period of the options. We recorded expense for these options totalling $205,861 for the year ended December 31, 1999.

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
                                                         =============      ============

        During July 1999, we sold two customer contracts to an unrelated third party, including computer hardware, for approximately $270,000. We provided services and equipment under the terms of the original contracts enabling the customers to provide Internet access to their end users. We recorded $138,504 of service revenue for the year ended December 31, 1999 related to providing services to the purchaser of these two contracts and also recorded a gain on the sale of the equipment totalling $2,225.

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

Total consideration for the merger was as follows:

Value of common stock issued                             $ 8,630,741
Value of options issued                                    1,364,676   (a)
Acquisition expenses                                          65,000
                                                       -------------
Total purchase price                                     $10,060,417
                                                       =============

The purchase price was allocated to the assets acquired based on their fair market values as follows:

Acquired property and equipment                          $    45,932
Developed technologies, goodwill and other
intangibles                                               10,014,485
                                                       -------------
Total assets acquired                                    $10,060,417
                                                       =============

        The transaction with Update resulted in intangible assets totalling $10,014,485 and was comprised of the following:

Goodwill                                                 $ 5,560,417
Developed technologies and workforce                       4,500,000
                                                        ------------
Total assets acquired                                    $10,060,417
                                                        ============

        These intangible assets are being amortized over their estimated economic lives of three years.

(a) 49,704 options issued, which were valued using the Black-Scholes option pricing model using the following assumptions:

Exercise prices                                               $ 4.33
Fair market value of common stock on measurement date         $29.50
Option lives                                                 5 years
Volatility rate                                                  104%
Risk-free rate of return                                         5.0%
Dividend rate                                                      0%

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

(15) DISCONTINUED OPERATIONS

     On September 12, 2000, our e-banking segment was sold to a privately held company for consideration valued at $487,873, which was approximately the same as the net book value of the net assets of this segment. We received $39,700 in cash and 181,176 shares of the purchaser's common stock recorded at an estimated value of approximately $2.47 per share. We estimated the fair value of the stock based on our assessment of the buyers business prospects and the value of the assets we sold to them. At the time of the sale, which closed in September 2000, the purchaser had in place temporary financing and was in the process of raising permanent financing. We believed, as did the purchaser, that due to an investment earlier in the year by a venture capital firm, that additional funding would occur which would support our estimated value. During the interim from September 2000, through December 31, 2000, the values for technology companies overall, and values for internet-based companies specifically, fell substantially. As a result, at December 31, 2000, we determined that the value of this stock was likely permanently impaired, and we began the process of determining what value, if any, should be carried at in our December 31, 2000, balance sheet. In January 2001, BNKR informed us that they were unable to close on the commitment for additional funding, and in February 2001, BNKR ceased operations. These post year-end events confirmed our belief at December 31, 2000, that these securities were permanently impaired, and we determined that they should be completely written off.

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
                                                                        =============

     Summarized financial information for the discontinued operation is as follows (Note: 2000 amounts include activity through September 12, 2000 only):

                                                     Year Ended
                                                     December 31,
                                                ----------------------
                                                  2000         1999
                                                ---------    ---------
Net revenues                                    $  73,092    $ 751,087
Net loss from discontinued operations            (203,372)     (79,776)

(16)  CUSTOMER ACQUISITION COSTS

      During 1999, we granted warrants to three customers to purchase in the aggregate 161,667 shares of our common stock at exercise prices ranging from $9.19 to $9.94 per share. The warrants may be exercised at any time during the one-to-three-year periods from the date of issuance. On June 30, 1999, we issued a warrant to purchase 150,000 shares of our common stock to Switchboard, Inc. concurrent with the license agreement we entered into with them on the same date. The warrant vested on the date of issuance and there was no performance obligation associated with the issuance of the warrant. In 1998, we commenced a warrant issuance program, which was terminated in 1999, related to our broadband cable business in which we issued warrants for an aggregate of 11,667 shares to two cable operators during 1999. There were no performance obligations associated with the issuance of these warrants. Because these agreements did not contain minimum guaranteed revenues or performance obligations, we did not have any past transactions with these customers, and due to the start-up nature of these services and other uncertainties regarding these arrangements, we recorded expense for customer acquisition costs of $941,684 for the year ended December 31, 1999. We valued these options utilizing the Black-Scholes option pricing model using the following assumptions:

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

                                                          December 31,
                                                  -----------------------------
                                                     2000             1999
                                                  -------------   -------------
                                                    (As Restated See note 23)
Assets
------
AccelX                                            $ 15,460,370    $ 21,910,318
Jabber.com                                           4,016,533               -
Net assets of discontinued operations                        -         714,216
Eliminations                                        (3,056,166)              -
                                                  ------------    ------------
Total assets                                      $ 16,420,737    $ 22,624,534
                                                  ============    ============

Property and equipment, net
---------------------------
AccelX                                            $  2,566,359    $  1,668,599
Jabber.com                                             263,773               -
                                                  ------------    ------------
Total                                             $  2,830,132    $  1,668,599
                                                  ============    ============



                                                          Years Ended
                                                          December 31,
                                                  -----------------------------
                                                     2000             1999
                                                  -------------   -------------
                                                    (As Restated See note 23)
Net revenues from continuing operations
---------------------------------------
AccelX                                            $  3,693,518    $  1,193,196
Jabber.com                                             320,875               -
                                                  -------------   -------------
Total net revenues from continuing operations     $  4,014,393    $  1,193,196
                                                  =============   =============

Net loss from continuing operations
-----------------------------------
AccelX                                            $(36,256,467)   $(17,197,319)
Jabber.com                                          (7,600,756)              -
Eliminations                                         6,963,717               -
                                                  -------------   -------------
Total net loss from continuing operations         $(36,893,506)   $(17,197,319)
                                                  =============   =============

Depreciation and amortization
-----------------------------
AccelX                                            $  9,119,741    $  2,902,523
Jabber.com                                             859,126               -
Eliminations                                          (823,744)              -
                                                  -------------   -------------
Total depreciation and amortization expense       $  9,155,123    $  2,902,523
                                                  =============   =============

Property and equipment additions
--------------------------------
AccelX                                            $  1,487,855    $  1,272,113
Jabber.com                                             299,155               -
Discontinued operations                                      -         420,419
                                                  -------------   -------------
Total                                             $  1,787,010    $  1,692,532
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
                                                         =============

        As a result of the issuance of the series C-1 preferred stock, in accordance with terms of the original agreements, the conversion prices for the 10% note payable and our series B-2 preferred stock as well as the exercise prices for the 10% note payable and series B preferred stock warrants were reset as indicated below:


                                           Conversion or         Conversion or
                                           Exercise Price       Exercise Price
                                             Immediately       Immediately After
                                          Preceding Series        Series C-1
                                            C-1 Preferred       Preferred Stock
                                           Stock Issuance          Issuance
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
                                                         =============

        With respect to the 10% convertible note payable and the series B-2 preferred stock, the non-cash expense represents an additional beneficial conversion feature calculated by multiplying the incremental number of common shares issuable upon conversion after the reset by the fair market value of our common stock on the issuance date of the series C-1 preferred stock as follows:

                                                                  10% Convertible             Series B-2
                                                                   Note Payable             Preferred Stock
                                                               -------------------       -------------------
Value of security                                                       $2,654,110                 $ 978,000
Conversion price before reset                                           $    10.07                 $10.20408
Number of common shares issuable upon conversion before reset              263,566                    95,844
Conversion price after reset                                            $     2.50                 $    2.50
Incremental number of common shares issuable upon conversion
 after reset                                                               798,078                   295,356
Fair market value of common stock on series C-1 preferred
 stock issuance date                                                    $     3.00                 $    3.00
Additional beneficial conversion feature recognized as
 interest expense                                                       $2,394,234
Additional beneficial conversion feature recognized as a
 preferred stock dividend                                                                          $ 886,068

        With respect to the warrants, the non-cash expense was computed based on the difference of the warrant value immediately before the reset to the value immediately after the reset using the Black-Scholes option pricing model as indicated below:

                          Series B Common Stock Purchase                     10% Note Payable Common Stock Purchase
                                      Warrant                                               Warrant
                   ----------------------------------------------        ----------------------------------------------
                       Immediately                                          Immediately
                        Preceding                 Immediately                Preceding                  Immediately
                          Reset                   After Reset                  Reset                    After Reset
                   -------------------        -------------------        -------------------        -------------------
Common stock
 issuable upon
 exercise of                   343,750                    343,750                    136,519                    150,116
 warrant
Exercise price                $   3.85                   $3.75374                  $10.26425                   $9.33431
Fair market value
 of common stock
 on date of                   $   3.00                   $   3.00                  $    3.00                   $   3.00
 issuance
Option life                    5 years                    5 years                    5 years                    5 years
Volatility rate                    120%                       120%                       104%                       104%
Risk-free rate of                 6.71%                      6.71%                       6.0%                       6.0%
 return
Dividend rate                        0%                         0%                         0%                         0%
Calculated value              $854,110                   $856,374                  $ 256,731                   $288,663

(23)   RESTATEMENT

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

Condensed Consolidated Balance Sheet:

                                                                        December 31, 2000
                                                         --------------------------------------------
                                                               As Filed               As Restated
                                                         -------------------      -------------------
                                ASSETS
Current assets (Note 1)                                    $       6,264,566        $       6,721,948
Other assets (Note 1)                                              9,340,870                8,883,488
Deferred financing costs (Note 2)                                    104,893                  815,301
                                                         -------------------      -------------------
     Total assets                                          $      15,710,329        $      16,420,737
                                                         ===================      ===================
      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities                                                $       6,199,421        $       6,199,421
                                                         -------------------      -------------------
Minority interest in subsidiary (Note 5)                             523,700                        -
                                                         -------------------      -------------------
Stockholders' equity:
  Preferred stock:                                                   912,286                  912,286
  Common stock (Note 3)                                           85,986,641               85,506,004
  Warrants and options (Note 4)                                   13,740,819               15,450,237
  Deferred compensation (Note 5)                                    (402,137)                (154,774)
  Other accumulated comprehensive income                               1,371                    1,371
  Accumulated deficit                                            (91,251,772)             (91,493,808)
                                                         -------------------      -------------------
     Total stockholders' equity                                    8,987,208               10,221,316
                                                         -------------------      -------------------
     Total liabilities and stockholders' equity            $      15,710,329        $      16,420,737
                                                         ===================      ===================

Unaudited Condensed Consolidated Statement of Operations:

                                                                                          Year Ended
                                                                                       December 31, 2000
                                                                        --------------------------------------------
                                                                             As Reported              As Restated
                                                                        -------------------      -------------------
Loss from operations                                                     $      (35,578,433)      $      (35,578,433)
Interest income                                                                     731,808                  731,808
Interest expense                                                                   (605,638)              (1,124,011)
Loss on foreign currency transactions                                              (130,357)                (130,357)
Loss on write-off of investment in common stock                                    (448,172)                (448,172)
Loss on disposition of property and equipment                                      (344,341)                (344,341)
                                                                        -------------------      -------------------
Net loss from continuing operations                                             (36,375,133)             (36,893,506)
Net loss from discontinued operations                                              (203,372)                (203,372)
                                                                        -------------------      -------------------
Net loss before minority interest                                               (36,578,505)             (37,096,878)
Minority interest in losses of subsidiary                                                 -                  276,337
                                                                        -------------------      -------------------
Net loss                                                                        (36,578,405)             (36,820,541)
Preferred stock dividends                                                          (373,126)                (373,126)
Accretion of preferred stock to redemption value                                (11,660,000)             (11,660,000)
                                                                        -------------------      -------------------
Net loss applicable to common stockholders                               $      (48,611,631)      $      (48,853,667)
                                                                        ===================      ===================
Net loss per share, basic and diluted                                    $            (5.37)      $            (5.39)
                                                                        ===================      ===================
Weighted average shares outstanding, basic and diluted                            9,060,437                9,060,437
                                                                        ===================      ===================

Unaudited Condensed Consolidated Statement of Operations:

                                                                                      Three Months Ended
                                                                                        March 31, 2000
                                                                        --------------------------------------------
                                                                            As Reported              As Restated
                                                                        -------------------      -------------------
Loss from operations                                                     $       (5,346,648)      $       (5,346,648)
Interest income                                                                     161,887                  161,887
Interest expense                                                                   (174,990)                (369,380)
                                                                        -------------------      -------------------
Net loss from continuing operations                                              (5,359,751)              (5,554,141)
Net loss from discontinued operations                                               (34,791)                 (34,791)
                                                                        -------------------      -------------------
Net loss                                                                         (5,394,542)              (5,588,932)
Preferred stock dividends                                                          (373,126)                (373,126)
Accretion of preferred stock to redemption value                                (12,500,000)             (12,500,000)
                                                                        -------------------      -------------------
Net loss applicable to common stockholders                               $      (18,267,668)      $      (18,462,058)
                                                                        ===================      ===================
Net loss per share, basic and diluted                                    $            (2.11)      $            (2.13)
                                                                        ===================      ===================
Weighted average shares outstanding, basic and diluted                            8,667,640                8,667,640
                                                                        ===================      ===================

                                               Three Months Ended                                 Six Months Ended
                                                  June 30, 2000                                     June 30,2000
                                 --------------------------------------------      --------------------------------------------
                                      As Reported              As Restated              As Reported              As Restated
                                 -------------------      -------------------      -------------------      -------------------
Loss from operations              $       (7,118,958)      $       (7,118,958)       $     (12,465,584)       $     (12,465,584)
Interest income                              283,486                  283,486                  445,373                  445,373
Interest expense                            (172,961)                (280,170)                (347,951)                (649,550)
                                 -------------------      -------------------      -------------------      -------------------
Net loss from continuing
 operations                               (7,008,433)              (7,115,642)             (12,368,162)             (12,669,761)
Net loss from discontinued
 operations                                  (27,065)                 (27,065)                 (61,857)                 (61,857)
                                 -------------------      -------------------      -------------------      -------------------
Net loss                                  (7,035,498)              (7,142,707)             (12,430,019)             (12,731,618)
Preferred stock dividends                          -                        -                 (373,126)                (373,126)
Accretion of preferred stock to
 redemption value                                  -                        -              (12,500,000)             (12,500,000)
                                 -------------------      -------------------      -------------------      -------------------
Net loss applicable to common
 stockholders                     $       (7,035,498)      $       (7,142,707)      $      (25,303,145)      $      (25,604,744)
                                 ===================      ===================      ===================      ===================
Net loss per share, basic and
 diluted                          $            (0.77)      $            (0.78)      $            (2.85)      $            (2.88)
                                 ===================      ===================      ===================      ===================
Weighted average shares
 outstanding, basic and diluted
                                           9,112,440                9,112,440                8,888,848                8,888,848
                                 ===================      ===================      ===================      ===================

                                               Three Months Ended                                 Nine Months Ended
                                               September 30, 2000                                 September 30,2000
                                 --------------------------------------------      --------------------------------------------
                                      As Reported              As Restated              As Reported              As Restated
                                 -------------------      -------------------      -------------------      -------------------

Loss from operations              $       (6,749,146)      $       (6,749,146)      $      (19,215,645)      $      (19,215,645)
Interest income                               70,761                   70,761                  508,096                  508,096
Interest expense                            (109,571)                (217,958)                (457,523)                (867,509)
Loss on disposal of property
 new equipment                              (348,081)                (348,081)                (340,043)                (340,043)
                                 -------------------      -------------------      -------------------      -------------------
Net loss from continuing
 operations                               (7,136,037)              (7,244,424)             (19,505,115)             (19,915,101)
Net loss from discontinued
 operations                                 (203,372)                (203,372)                (265,129)                (265,129)
                                 -------------------      -------------------      -------------------      -------------------
Net loss                                  (7,339,409)              (7,447,796)             (19,770,244)             (20,180,230)
Preferred stock dividends                          -                        -                 (373,126)                (373,126)
Accretion of preferred stock to
 redemption value                                  -                        -              (12,500,000)             (12,500,000)
                                 -------------------      -------------------      -------------------      -------------------
Net loss applicable to common
 stockholders                     $       (7,339,409)      $       (7,447,796)      $      (32,643,370)      $      (33,053,356)
                                 ===================      ===================      ===================      ===================
Net loss per share, basic and
 diluted                          $            (0.80)      $            (0.81)      $            (3.63)      $            (3.67)
                                 ===================      ===================      ===================      ===================
Weighted average shares
 outstanding, basic and diluted
                                           9,217,471                9,217,471                8,999,188                8,999,188
                                 ===================      ===================      ===================      ===================

Note 1: The net change in current assets and other assets represents a reclassification of $525,000 for restricted cash from short-term deposits and other assets as well as a reclassification of $67,618 from short-deposits to other assets.

Note 2: The increase in deferred financing costs represents the value of the warrant of $2,311,475 less amortization expense from date of issuance through December 31, 2000, totalling $518,373 and a reduction of $1,082,694 related to the conversion of one-half of the 10% note payable in February 2000.

Note 3: The decrease in common stock represents the $1,082,694 for the portion of the unamortized deferred financing costs taken against equity for conversion of one-half of the principal balance of the 10% note payable, offset by the $602,057 increase attributable to the beneficial conversion feature of the series B preferred stock after reallocation of the relative fair values of the securities issued in February 2000.

Note 4: The increase in warrants and options represents the increase in the warrant to purchase common stock issued with the series B preferred stock of $1,709,418 after reallocation of the relative fair values of the securities.

Note 5: The reduction in minority interest of $523,700 and deferred compensation of $247,363 at December 31, 2001, represents the allocation of the losses in Jabber.com to their minority shareholders equal to the minority interest share in the net assets of Jabber.com, which totalled $276,337 for the year ended December 31, 2001.