Form 10QSB/A
period 2001-06-30
WEBB INTERACTIVE SERVICES INC
filed 2001-10-31
CIK 1011901

                                AMENDMENT NO. 1
                                      TO
                            FORM 10-QSB - Quarterly
   Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

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

        On August 20, 2001, we made the following projections. These projections were based on our assessment of the markets for our products and are subject to the availability of sufficient financing to fund planned marketing and sales activities and to the factors discussed under Item 2--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results."

          . Consolidated net revenues from continuing operations in 2001, while less than previously expected, were projected to exceed the prior year's revenues by 50%.

          . Expense reductions and controls were expected to result in breakeven consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") by the third quarter of 2002, and the Company's AccelX business was expected to reach breakeven EBITDA by December 31, 2001.

          . Consolidated revenues were estimated to almost triple in 2002 over 2001 and to double again in 2003.

          . Jabber's revenues were projected to grow from about 40% of consolidated revenues in 2002 to approximately 65% in 2003. Net profitability was projected by the first quarter of 2003.

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

                                                           June 30,            December 31,
                                                             2001                 2000
                                                        -------------        ---------------
                                                                             (As Restated - See
                                                                                 Note 13)
Assets
--------------------------------------------
AccelX                                                  $    6,655,011       $    15,022,246
Jabber                                                       3,670,866             2,714,329
Eliminations                                                  (191,497)           (1,315,838)
                                                        --------------       ---------------
Total assets                                            $   10,134,380       $    16,420,737
                                                        ==============       ===============


Property and equipment, net
--------------------------------------------
AccelX                                                  $    2,018,956       $     2,566,359
Jabber                                                         277,993               263,773
                                                        --------------       ---------------
Total                                                   $    2,296,949       $     2,830,132
                                                        ==============       ===============



                                       Three Months Ended                        Six Months Ended
                                            June 30,                                 June 30,
                                ----------------------------------     -------------------------------------
                                     2001               2000                2001                 2000
                                ---------------    ---------------     ----------------     ----------------
                                                    (As Restated -                           (As Restated -
                                                     See Note 13)                             See Note 13)
-------------------------------
Net Revenues from Continuing
Operations
-------------------------------
AccelX                          $       590,790    $       885,199     $      1,469,719     $      1,697,752
Jabber                                  157,654             18,550              257,479               18,550
                                ---------------    ---------------     ----------------     ----------------
Total net revenue from
      continuing operations     $       748,444    $       903,749     $      1,727,198     $      1,716,302
                                ===============    ===============     ================     ================


Net Loss from Continuing
Operations
-------------------------------
AccelX                          $    (5,421,590)   $    (7,115,642)    $    (13,392,030)    $    (12,669,761)
Jabber                               (2,094,935)        (1,160,602)          (4,094,994)          (1,223,851)
Eliminations                          2,049,815          1,160,602            3,914,795            1,223,851
                                ---------------    ---------------     ----------------     ----------------
Total net loss from
      continuing operations     $    (5,466,710)   $    (7,115,642)    $    (13,572,229)    $    (12,669,761)
                                ===============    ===============     ================     ================


Depreciation and Amortization
-------------------------------
AccelX                          $       686,584    $     2,425,082     $      1,365,111     $      4,598,795
Jabber                                  393,459              3,896              779,268                4,172
                                ---------------    ---------------     ----------------     ----------------
Total depreciation and
      amortization expense      $     1,080,043    $     2,428,978     $      2,144,379     $      4,602,967
                                ===============    ===============     ================     ================


                                                        June 30,           December 31,
                                                          2001                 2000
                                                     ----------------     ----------------
Property and equipment additions
-------------------------------------------
AccelX                                                     $   74,679          $ 1,286,191

Jabber                                                         66,183              267,945
                                                     ----------------    -----------------
Total                                                      $  140,862          $ 1,554,136
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

     Under the terms of the July 2001, agreement with FTTI, use of the proceeds from the potential sale of the 1,750 and 2,000 shares of Jabber preferred stock are restricted to the working capital requirements of Jabber and are not available to Webb to fund general corporate expenses and expenses related to the Company's AccelX product. As of August 20, 2001, the amount of cash Jabber had on hand which is subject to this restriction totalled approximately $470,000.

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

         Jabber is authorized to issue up to 20,000,000 shares of $0.01 per share par value preferred stock and has designated the following series (shares outstanding are as of August 20, 2001):

                                                                                        Shares Issued and
               Designation                            Shares Authorized                    Outstanding
-----------------------------------------       ---------------------------       ---------------------------
Series A-1                                                        8,800,000                         7,400,000
Series A-2                                                        1,400,000                         1,400,000
Series B                                                             12,000                             3,131
Series C                                                             12,000                             7,871

         Each share of series A-1 convertible preferred stock (the "series A-1 preferred stock") is currently convertible into one share of Jabber's common stock at the election of the holders, or automatically prior to the closing of a firm commitment underwritten public offering in which the gross proceeds are at least $30 million. The conversion rate is subject to adjustment for stock splits, stock dividends and other similar transactions. The holders of the series A-1 preferred stock are entitled to vote together with Jabber's common stockholders. Each share of series A-1 preferred stock entitles the holders to the number of votes per share equal to the largest number of whole shares the series A-1 preferred stock could be converted into common stock. In addition, the agreement signed with FTTI provides that FTTI can participate, on a proportional ownership basis, in sales of series A-1 preferred stock owned by Webb. Webb has also agreed not to sell more than 20% of Jabber's outstanding securities to up to 10 named competitors of FTTI. At August 20, 2001, Webb owns 6,650,000 shares and FTTI owns 750,000 shares of series A-1 preferred stock.

         Each share of series A-2 convertible preferred stock (the "series A-2 preferred stock") is currently convertible into one share of Jabber's common stock at the election of the holders, or automatically upon the occurrence of any of the following: (i) the termination of the Pledge Agreement dated July 6, 2001 by and between Webb and FTTI; (ii) FTTI's failure to cure timely a breach of the Stock Purchase Agreement, Investor Rights Agreement or Stockholders Agreement, all of which are dated July 6, 2001; or (iii) immediately prior to closing of a firm commitment underwritten public offering in which the gross proceeds are at least $30 million. The conversion rate is subject to adjustment for stock splits, stock dividends and other similar transactions. The holders of the series A-2 preferred stock are entitled to vote together with Jabber's common stockholders. Each share of series A-2 preferred stock entitles the holders to the number of votes per share equal to 10 times the largest number of whole shares the series A-2 preferred stock could be converted into common stock. At August 20, 2001, Webb owns all 1,400,000 series A-1 shares.

         The series B convertible preferred stock (the "series B preferred stock") provides for an 8% cumulative dividend. Each share of series B preferred stock is currently convertible into 1,000 shares of Jabber's common stock at the election of the holders, or automatically prior to the closing of a firm commitment underwritten public offering in which the gross proceeds are at least $30 million. The conversion rate is subject to anti-dilution protection if Jabber issues its common or series A-1 or series C preferred stock for less than the conversion price of the series B preferred stock (currently $1.50 per share), and is also subject to adjustment for stock splits, stock dividends and other similar transactions. The holders of the series B preferred stock are entitled to vote together with Jabber's common stockholders. Each share of series B preferred stock entitles the holders to the number of votes per share equal to the largest number of whole shares the series B preferred stock could be converted into common stock. In addition, the holders of the series B preferred stock vote as a separate class on any change in the terms of the series B preferred stock; any increases in the authorized number of shares of common stock or preferred stock; any authorization of a class of preferred stock ranking in a parity with the series B preferred stock; any redemption of common stock or preferred stock junior in rights to the series B preferred stock; any merger with another company resulting in a change of 50% or more in the ownership of Jabber; a sale of the intellectual property of Jabber other than in the normal course of business; or the sale of 20% or more of Jabber to up to 10 named competitors of FTTI. The series B preferred stock also provides for a right of first refusal and participation rights in the event of transfers of Jabber stock by certain shareholders, and the holders are entitled to a seat on Jabber's board of directors. At August 20, 2001, FTTI owns 2,441 shares and DiamondCluster owns 690 shares of series B preferred stock.

         The series C convertible preferred stock (the "series C preferred stock") provides for an 8% cumulative dividend. Each share of series C preferred stock is currently convertible into 1,000 shares of Jabber's common stock at the election of the holders, or automatically prior to the closing of a firm commitment underwritten public offering in which the gross proceeds are at least $30 million. The conversion rate is subject to anti-dilution protection if Jabber issues its common stock for less than the conversion price of the series C preferred stock (currently $1.586 per share), and is also to adjustment for stock splits, stock dividends and other similar transactions. The holders of the series C preferred stock are entitled to vote together with Jabber's common stockholders. Each share of series C preferred stock entitles the holders to the number of votes per share equal to the largest number of whole shares the series C preferred stock could be converted into common stock. At August 20, 2001, Webb owns 7,846 shares and a third-party owns 25 shares of series C preferred stock.

         If Jabber liquidates, dissolves or winds up its business, whether voluntarily or involuntarily, the holders of the series B preferred stock will be entitled to receive, before any distribution to holders of Jabber's common or other classes of preferred stock, the amount of $1,000 per share plus accrued and unpaid dividends. Thereafter, the holders of the series A-1, A-2 and C are on equal basis and are entitled to receive, before any distribution to holders of Jabber's common stock, the amount of $0.50 per share for the series A-1 and A-2 preferred stock and $1,000 per share for the series C preferred stock. After the series B, A-1, A-2 and C preferred shares have received their liquidation preference, the holders of all classes of preferred stock are entitled to share in any distribution of remaining assets with the holders of common stock.

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