Form 10QSB
period 2001-09-30
WEBB INTERACTIVE SERVICES INC
filed 2001-11-14
CIK 1011901

                            FORM 10-QSB - Quarterly
   Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

For the period ended September 30, 2001.
                     ------------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the transition period from _________________ to _________________.

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

---------------------------------------------
Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  YES    [_]  NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of October 31, 2001, Registrant had 10,886,317 shares of common stock outstanding.

_________________
 .

                WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES

                                      Index
                                      -----

                                                                                                                         Page
                                                                                                                       --------
Part I.   Financial Information

          Item 1.     Unaudited Condensed Financial Statements

          Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000                                         3

          Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000              4

          Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000                      5-6

          Notes to Consolidated Financial Statements                                                                      7-28

          Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations              29-43

Part II.  Other Information

          Items 1 to 5.   Not Applicable                                                                                    44

          Item 6.    Exhibits and Reports on Form 8-K                                                                    44-45

Signatures                                                                                                                  46

                               -----------------

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

                                     PART I
                              FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                   September 30,          December 31,
                                                                                       2001                   2000
                                                                                  ----------------      -----------------
                                                                                                          (As Restated -
                                                                                                           See Note 15)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                     $    1,916,075         $    4,827,030
     Restricted cash                                                                      475,000                525,000
     Accounts receivable, net of allowance for doubtful accounts of $27,000 and
        $6,000, respectively                                                              191,535                152,269
     Prepaid expenses                                                                     139,727                 57,025
     Notes receivable and accrued interest from Company officers                          178,498                198,444
     Short-term deposits and other current assets                                           6,106                370,522

                                                                                   --------------         --------------
        Total current assets                                                            2,906,941              6,130,290
Property and equipment, net of accumulated depreciation of $1,748,200 and
        $670,023, respectively                                                          1,838,306              1,124,450
Intangible assets, net of accumulated amortization of $1,980,629 and
        $823,744, respectively                                                          1,117,167              2,274,052
Deferred financing costs                                                                  334,931                815,301
Other assets                                                                               46,362                 51,689
Long-term assets of discontinued operation                                              1,436,000              5,433,297
                                                                                   --------------         --------------
        Total assets                                                               $    7,679,707         $   15,829,079
                                                                                   ==============         ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of 10% convertible note payable, net of discount of
     $117,678                                                                      $    1,814,421         $            -
     Short-term notes payable, net of discount of $7,869                                  332,131                      -
     Convertible note payable and accrued interest payable                                102,134                      -
     Capital leases payable                                                               117,915                227,876
     Accounts payable and accrued liabilities                                           1,344,039              1,811,240
     Accrued salaries and payroll taxes payable                                           617,381                936,596
     Accrued interest payable                                                              51,840                 63,014
     Customer deposits and deferred revenue                                               107,770                      -
     Current liabilities of discontinued operation, net                                   277,280                210,603
                                                                                   --------------         --------------
        Total current liabilities                                                       4,764,911              3,249,329
10% convertible note payable, net of discount of $295,676                                       -              2,358,434
Commitments and contingencies
Minority interest in subsidiary                                                         5,713,989                      -
Stockholders' equity (deficit)
     Preferred stock, no par value, 5,000,000 shares authorized:
        Series C-1 convertible preferred stock, 2,500 and none shares issued
           and outstanding, respectively                                                2,450,000                      -
        Series B-2 convertible preferred stock, 450 and 978 shares issued and
           outstanding, respectively                                                      419,733                912,286
     Common stock, no par value, 60,000,000 shares authorized, 10,886,317 and
        10,354,473 shares issued and outstanding, respectively                         92,558,830             85,506,004
     Warrants and options                                                              14,918,853             15,450,237
     Deferred compensation                                                                (18,739)              (154,774)
     Accumulated other comprehensive income (loss)                                         (3,986)                 1,371
     Accumulated deficit                                                             (113,123,884)           (91,493,808)
                                                                                   --------------         --------------
        Total stockholders' equity (deficit)                                           (2,799,193)            10,221,316
                                                                                   --------------         --------------
        Total liabilities and stockholders' equity (deficit)                       $    7,679,707         $   15,829,079
                                                                                   ==============         ==============

 The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               Three Months Ended                      Nine Months Ended
                                                                 September 30,                           September 30,
                                                        ---------------------------------     -------------------------------------
                                                            2001               2000                2001                 2000
                                                        --------------     --------------     ----------------     ----------------
                                                                           (As Restated                            (As Restated -
                                                                           -See Note 15)                            See Note 15)
Net revenues                                            $     245,733      $     247,645      $       503,212      $       276,195
Cost of revenues                                              183,098            104,853              665,019              117,810
                                                        -------------      -------------      ---------------      ---------------

    Gross margin                                               62,635            142,792             (161,807)             158,385
                                                        -------------      -------------      ---------------      ---------------

Operating expenses:
    Sales and marketing expenses                              277,645            149,167              739,209              178,919
    Product development expenses                              805,956            507,774            2,172,192              786,921
    General and administrative expenses                     1,407,057          2,587,391            4,527,976            6,718,780
    Depreciation and amortization                             575,307            566,943            1,675,070              778,447
                                                        -------------      -------------      ---------------      ---------------

                                                            3,065,965          3,811,275            9,114,447            8,463,067
                                                        -------------      -------------      ---------------      ---------------

    Loss from operations                                   (3,003,330)        (3,668,483)          (9,276,254)          (8,304,682)

Interest income                                                12,630             58,535              118,970              495,832
Gain (loss) on disposal of property and equipment              11,232           (348,081)               1,330             (340,043)
Other income (loss)                                            (2,452)            12,226               21,916               12,265
Interest expense                                             (212,397)          (217,958)          (3,106,544)            (867,509)
                                                        -------------      -------------      ---------------      ---------------

Net loss from continuing operations                        (3,194,317)        (4,163,761)         (12,240,582)          (9,004,137)

Net loss from discontinued operations                      (2,200,006)        (3,284,035)          (6,725,968)         (11,176,093)
                                                        -------------      -------------      ---------------      ---------------

Net loss before minority interest                          (5,394,323)        (7,447,796)         (18,966,550)         (20,180,230)
Minority interest in losses of subsidiary                      72,550                  -              251,090                    -
                                                        -------------      -------------      ---------------      ---------------

Net loss                                                   (5,321,773)        (7,447,796)         (18,715,460)         (20,180,230)

Preferred stock dividends                                     (57,989)                 -              (57,989)            (373,126)
Accretion of preferred stock to redemption value                    -                  -           (2,856,627)         (12,500,000)
                                                        -------------      -------------      ---------------      ---------------

Net loss applicable to common stockholders              $  (5,379,762)     $  (7,447,796)     $   (21,630,076)     $   (33,053,356)
                                                        =============      =============      ===============      ===============

Net loss applicable to common stockholders from
    continuing operations per share, basic and diluted  $       (0.30)     $       (0.45)     $         (1.41)     $         (2.43)
                                                        =============      =============      ===============      ===============
Net loss applicable to common stockholders per share
    from discontinued operations, basic and diluted     $       (0.20)     $       (0.36)     $         (0.63)     $         (1.24)
                                                        =============      =============      ===============      ===============

Net loss per share, basic and diluted                   $       (0.50)     $       (0.81)     $         (2.04)     $         (3.67)
                                                        =============      =============      ===============      ===============
Weighted average shares outstanding, basic and
    diluted                                                10,872,058          9,217,471           10,605,041            8,999,188
                                                        =============      =============      ===============      ===============

 The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                 ----------------------------------------
                                                                                       2001                   2000
                                                                                 -----------------     ------------------
                                                                                                         (As Restated -
                                                                                                          See Note 15)
Cash flows from operating activities:
    Net loss                                                                     $     (18,715,460)    $      (20,180,230)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation expense                                                                938,261              1,124,950
       Amortization expense                                                              2,660,522              6,233,936
       Impairment loss                                                                   1,019,301                      -
       Minority interest in losses of subsidiary                                          (251,090)                     -
       Stock and stock options issued for services                                         627,195                634,690
       (Gain) loss on sale and disposal of property and equipment                           (1,330)               340,640
       Bad debt expense                                                                     67,073                 62,000
       Accrued interest payable on convertible note payable                                 43,134                      -
       Accrued interest income on notes receivable                                         (10,054)                     -
       Interest expense on 10% convertible note from beneficial conversion
           feature                                                                       2,394,234                      -
       Notes payable issued for interest on 10% convertible note payable                     9,809                154,110
       Amortization of 10% convertible note payable discount                               118,155                152,231
       Amortization of short-term note payable discount                                      7,869                      -
       Amortization of 10% convertible note payable financing costs                        326,894                466,459
       Amortization of short-term notes payable financing costs                             10,500                      -
    Changes in operating assets and liabilities:
       (Decrease) increase in restricted cash                                               50,000               (453,624)
       Decrease (increase) in accounts receivable                                          128,837             (1,509,284)
       Decrease in prepaid expenses                                                         45,547                223,877
       Decrease (increase) in short-term deposits and other assets                         371,000                (44,826)
       Increase in accounts payable and accrued liabilities                                114,111                126,521
       (Decrease) increase in accrued salaries and payroll taxes payable                  (433,207)               431,231
       Decrease in accrued interest payable                                                (11,175)              (126,028)
       (Decrease) increase in customer deposits and deferred revenue                        (3,606)               143,503
                                                                                 -----------------     ------------------
       Net cash used in operating activities                                           (10,493,480)           (12,219,844)
                                                                                 -----------------     ------------------
Cash flows from investing activities:
    Proceeds from the sale of property and equipment                                        22,293                 49,382
    Purchase of property and equipment                                                    (198,721)            (2,111,800)
    Collection of (advance for) notes receivable from Company officers                      30,000               (100,000)
                                                                                 -----------------     ------------------
       Net cash used in investing activities                                              (146,428)            (2,162,418)
                                                                                 -----------------     ------------------
Cash flows from financing activities:
    Payments on capital leases                                                            (109,961)              (198,197)
    Proceeds from exercise of stock options and warrants                                    24,219              7,235,008
    Proceeds from issuance of convertible note payable                                   2,500,000                      -
    Proceeds from issuance of series C-1 preferred stock and warrant                     2,500,000                      -
    Proceeds from issuance of Jabber preferred stock                                     2,525,000                      -
    Proceeds from issuance of short-term notes payable                                     340,000                      -
    Proceeds from issuance of series B preferred stock and warrants                              -             12,500,000
    Short-term notes payable financing costs                                               (21,000)                     -
    Preferred stock cash offering costs                                                    (50,000)              (840,000)
                                                                                 -----------------     ------------------
       Net cash provided by financing activities                                         7,708,258             18,696,811
                                                                                 -----------------     ------------------
Net (decrease) increase in cash and cash equivalents                                    (2,931,650)             4,314,549
Effect of foreign currency exchange rate changes on cash                                    (5,357)                     -
Cash and cash equivalents, beginning of period                                           4,856,686              4,164,371
Cash in discontinued operations                                                             (3,604)                     -
                                                                                 -----------------     ------------------
Cash and cash equivalents, end of period                                         $       1,916,075     $        8,478,920
                                                                                 =================     ==================

 The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

               WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                  ---------------------------------------
                                                                                        2001                   2000
                                                                                  ----------------       ----------------
                                                                                                          (As Restated -
                                                                                                           See Note 15)
Supplemental disclosure of cash flow information:
       Cash paid for interest                                                           $  201,031            $   220,555
                                                                                  ================       ================

Supplemental schedule of non-cash investing and financing activities:
       Common stock and warrants issued in business combinations                        $        -            $ 9,995,417
       Accretion of preferred stock to stated value                                     $2,856,627            $12,500,000
       Preferred stock dividends paid in common stock                                   $        -            $   373,126
       Preferred stock dividends issued by Jabber                                       $   57,989            $         -
       Preferred stock and prior period cumulative dividends converted to
              common stock                                                              $  492,553            $ 1,023,028
       10% note payable converted to common stock                                       $  568,938            $ 1,886,263
       Proceeds from sale of discontinued e-banking operations received in cash         $        -            $   448,172
       Capital leases for equipment                                                     $        -            $   263,788

 The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                WEBB INTERACTIVE SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements include the accounts of Webb Interactive Services, Inc. and its subsidiaries (collectively "Webb" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest share of the net loss of our Jabber, Inc. subsidiary ("Jabber") is recorded based upon the minority interest share in the net assets of Jabber. For this purpose, holders of Jabber's series B preferred stock do not share in the net assets of Jabber until such time the series B preferred stock is converted into shares of Jabber's common stock. The accompanying condensed consolidated financial statements have been prepared without audit pursuant to rules and regulations of the SEC and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. The interim financial statements should be read in connection with the financial statements included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2000 filed with the SEC, as well as any filing made to update or amend our Annual Report.

     The accompanying condensed consolidated financial statements have been prepared assuming that Webb will continue as a going concern. Among other factors, we have incurred significant and recurring losses from operations, and such losses are expected to continue in the near future, which, combined with our current inadequate working capital and substantial short-term liabilities, raises substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are described below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The report of Arthur Andersen LLP, our independent public accountants, on our financial statements as of and for the year ended December 31, 2000, included a paragraph expressing substantial doubt about our ability to continue as a going concern.

     Following the France Telecom Technologies Investissements ("FTTI") purchase of Jabber preferred stock in July and September 2001 (See Note 7), the Jabber business is being funded separately from our other business activities. We believe the proceeds from the sales of Jabber preferred stock to FTTI in July and September 2001, are adequate to sustain Jabber's operations through at least March 2002. In addition to the $4.25 million already invested by FTTI, the preferred stock purchase agreement executed in July 2001, provides for, subject to certain conditions, the sale to FTTI of an additional $2 million worth of Jabber preferred stock. We believe the additional proceeds from this transaction would be adequate to sustain Jabber's operations throughout 2002. However, the additional sale of $2 million worth of Jabber's preferred stock may not occur. Therefore, there can be no guarantee that this financing will be completed, or if completed, that the terms of any such future financing will be acceptable. If we are not successful in obtaining funding in appropriate amounts or on appropriate terms, we would consider additional reductions in our operating activities.

     On October 16, 2001, we terminated our AccelX local commerce business. The accompanying condensed consolidated financial statements reflect the sale of this segment as a discontinued operation (See Note 11). In connection with the termination of this business, Webb's number of employees was reduced by sixteen to five full-time equivalents and operating costs have been significantly reduced. However, Webb does not currently have a source of revenue other than the proceeds from the license of AccelX software and sale of assets at the time of the termination of this business. We believe that the proceeds we have received from the this license and sale of assets are adequate to sustain our Webb operations to January 2002. However, the purchaser may not meet the required conditions and we may not receive any additional proceeds. We have begun discussion with private investors for an additional $7.5 million of financing for Webb through the sale of Webb stock. However, we have no commitments for the $7.5 million financing. Therefore, there can be no guarantee that this financing will be completed, or if completed, that the terms of any such financing will be acceptable to us. If we are not successful in obtaining funding in appropriate amounts or on appropriate terms, we would consider the sale of all or a portion of our Jabber interest.

     As discussed in Note 15, in August 2001, the Company determined to re-characterize a warrant issued to a note holder in December 1999, and accordingly modified its accounting for the warrant. Previously reported financial statements have been restated to reflect the re-characterization and revised accounting.

NOTE 2 - REVENUE RECOGNITION

     Revenues are derived from the license of Jabber software products and from professional service arrangements. Software license revenue is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2") and related interpretations and amendments as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants.

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

     Revenue is recognized on software arrangements only when persuasive evidence of an agreement exists, delivery and customer acceptance, if any, have occurred, the fee is fixed or determinable, and collectibility is probable.

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

     We follow the provisions of EITF 00-3, "Application of AICPA SOP 97-2, `Software Revenue Recognition,' to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," for software arrangements that include provisions for hosting. Under the EITF consensus, if the customer has the contractual right to take possession of the software at anytime during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with a party not related to the licensor to host the software, then the software portion of the arrangement is accounted for under SOP 97-2. If the customer does not have this right, then the fee for the entire arrangement is recognized on a straight-line basis over the life of the related arrangement.

     For software arrangements with multiple elements, Jabber applies the residual method prescribed by SOP 98-9. Revenue applicable to undelivered elements, principally software maintenance, training, hosting and limited implementation services, is deferred based on vendor specific objective evidence ("VSOE") of the fair value of those elements. VSOE is established by the price of the element when it is sold separately (i.e., the renewal rate for software maintenance and normal prices charged for training, hosting and professional services). Revenue applicable to the delivered elements is deemed equal to the remainder/residual amount of the fixed arrangement price. Assuming none of the undelivered elements are essential to the functionality of any of the delivered elements, Jabber recognizes the residual revenue attributed to the delivered elements when all other criteria for revenue recognition for those elements have been met.

     We believe Jabber's current revenue recognition policies and practices are consistent with the provisions of SOP 97-2, as amended by SOP 98-4 and SOP 98-9, which were issued by the American Institute of Certified Public Accountants, as well as other related authoritative literature. Implementation guidelines for these standards, as well as potential new standards, could lead to unanticipated changes in our current revenue recognition policies. Such changes could affect the timing of our future revenue and results of operations.

     Net revenues from continuing operations are comprised of the following:

                                        Three Months Ended                      Nine Months Ended
                                          September 30,                           September 30,
                                ----------------------------------     -------------------------------------
                                      2001              2000                 2001                 2000
                                ---------------    ---------------     ----------------     ----------------
Net revenues
    Licenses                          $ 220,000          $  15,000            $ 353,746            $  25,000
    Services                             25,733            232,645              149,466              251,115
                                ---------------    ---------------     ----------------     ----------------

    Total net revenues:               $ 245,733          $ 247,645            $ 503,212            $ 276,195
                                ===============    ===============     ================     ================

     Jabber had one customer representing 87% of revenues and two customers representing 82% of revenues for the three and nine months ended September 30, 2001, respectively. Jabber had two customers representing 72% of revenues and two customers representing 66% of revenues for the three and nine months ended September 30, 2000.

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

     Intangible assets and goodwill are being amortized on a straight-line basis over their estimated economic lives of three years. Including amortization expense of intangible assets related to our AccelX segment, we recorded amortization expense of $940,071 and $2,103,891 for the three months ended September 30, 2001 and 2000, respectively, and $2,660,522 and $6,233,936 for the nine months ended September 30, 2001 and 2000, respectively. Subsequent to acquisitions which result in intangible assets and goodwill, we continually evaluate whether later events and circumstances have occurred that indicate the remaining useful life of the intangible assets and goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that intangible assets and goodwill should be evaluated for possible impairment, we use an estimate of the undiscounted cash flows over the remaining life of the intangible assets and goodwill in measuring whether the intangible assets and goodwill are recoverable.

     As a result of the values indicated during negotiations for licensing of AccelX software and sale of AccelX assets which we completed on October 16, 2001, (See Note 11), we have determined that the carrying values of the intangible assets recorded in connection with the acquisition of Update Systems, Inc. exceeded their fair market value and, accordingly, we recorded an impairment loss at September 30, 2001, totalling $1,019,301. We compared the licence revenue and the sale price of AccelX after allocating a portion of these amounts to the fair market value of tangible assets sold and deducting selling costs to the carrying value of the intangible assets and computed the impairment loss as follows:

Sale price/license revenue                                                 $ 1,500,000
Less:
    Fair value of tangible assets sold                                         225,262
    Assumed liabilities and deferred revenue                                  (107,113)
    Selling costs                                                              177,174
                                                                     -----------------
Amount allocated to fair value of intangible assets                          1,204,677
Carrying value of intangible assets as of September 30, 2001                 2,223,978
                                                                     -----------------

Impairment loss                                                            $ 1,019,301
                                                                     =================

     After the termination of our AccelX business, the remaining intangible assets consists of intangible assets related to our Jabber products which totalled $1,117,167 at September 30, 2001. We have concluded, based upon the values established in the transaction with FTTI, that the intangible assets and goodwill related to Jabber's products are not impaired.

     If, in future periods, we determine that the carrying value of the intangible assets exceeds the related estimated undiscounted future cash flows, it is reasonably possible that we may be required to record impairment losses in future periods and those losses could be substantial.

     In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would indicate that the fair value of a reporting unit is below its carrying value, beginning in the first quarter of 2002. This new method of measuring impairment is based on the estimated fair value of the goodwill, rather than comparing the carrying amount of the goodwill to estimated undiscounted cash flows. Fair value is typically less than undiscounted cash flows, and therefore, a review for impairment based upon fair value will typically indicate impairment at a lower threshold than under the previous standard. Additionally, under these new rules, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These new rules will likely result in more intangible assets, such as unpatented technology and database content, being separated from goodwill than generally occurs in practice today. As a result of the termination of our AccelX business on October 16, 2001, we no longer have goodwill determined in accordance with APB 16 recorded on our balance sheet.

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

                                                                                   September 30,
                                                                     ----------------------------------------
                                                                           2001                   2000
                                                                     -----------------      -----------------
Stock options                                                                3,586,358              3,771,610
10% convertible note payable                                                   772,877                263,362
Warrants and underwriter options                                             1,255,315                768,728
Series C-1 preferred stock                                                   1,000,000                      -
Series B-2 preferred stock                                                     180,000                      -
Series B preferred stock                                                             -              1,225,000
                                                                     -----------------      -----------------

Total                                                                        6,794,550              6,028,700
                                                                     =================      =================

     The number of shares excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method, were 104,710 and 147,380 for the three and nine months ended September 30, 2001, respectively, and 463,430 and 2,976,934 for the three and nine months ended September 30, 2000, respectively.

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

     In addition, subject to certain conditions, including the SEC declaring the associated registration statement effective and the market capitalization for our common stock being at least $3.125 per share, we have the right to sell 2,500 shares of our series C-2 convertible preferred stock (the "series C-2 preferred sock") to the investor for gross proceeds of $2,500,000. As of the date of this report, the Form S-3 filed with the SEC had not been declared effective and the market price for of our common stock was $0.65 per share. The initial conversion price of the series C-2 preferred stock will be equal to the lesser of 80% of the average closing bid price of our common stock for three trading days immediately preceding the issuance of the series C-2 preferred stock, 80% of the closing bid price of our common stock on the trading day immediately preceding such issuance or $7.50 per share. If we consummate the sale of our series C-2 preferred stock, we will also issue a common stock purchase warrant to the investor. The number of shares issuable upon exercise of the warrant will be determined by the aggregate value of the series C-2 preferred stock divided by the initial conversion price multiplied by 20%. The exercise price of the warrant will be computed as the greater of 150% of the initial conversion price of the series C-2 preferred stock and the closing bid price on the trading day immediately preceding the issuance date. The issuance of the series C-2 preferred stock may result in significant charges to be recorded against net losses applicable to common stockholders.

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

Beneficial conversion feature                                 $ 1,235,279
Relative fair value of common stock purchase warrant              735,279
                                                              -----------

Total accretion expense                                       $ 1,970,558
                                                              ===========

     As a result of the issuance of the series C-1 preferred stock, in accordance with terms of the original agreements, the conversion prices for the 10% note payable and our series B-2 preferred stock as well as the exercise prices for the 10% note payable and series B preferred stock warrants were reset as indicated below:

                                                         Conversion or
                                                        Price Exercise                  Conversion or
                                                          Immediately                  Exercise  Price
                                                      Preceding Series C-1            Immediately After
                                                        Preferred Stock             Series C-1 Preferred
                                                            Issuance                   Stock Issuance
-----------------------------------------------------------------------------------------------------------
10% convertible note payable                               $   10.07                       $    2.50
Series B-2 preferred stock                                 $10.20408                       $    2.50
Series B common stock purchase warrants                    $   3.875                       $ 3.75374
10% note payable common stock purchase warrant             $  10.264                       $ 9.33431

     With respect to the 10% convertible note payable and the series B-2 preferred stock, the non-cash expense represents an additional beneficial conversion feature calculated by multiplying the number of common shares issuable upon conversion after the reset by the fair market value of our common stock on the issuance date of the series C-1 preferred stock as follows:

                                                                         10% Convertible          Series B-2
                                                                           Note Payable         Preferred Stock
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

     With respect to the warrants, the non-cash expense was computed based on the difference of the warrant value immediately before the reset to the value immediately after the reset using the Black-Scholes option pricing model as indicated below:

                             Series B Common Stock Purchase           10% Note Payable Common Stock Purchase
                                       Warrant                                       Warrant
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

NOTE 6 - SHORT-TERM NOTES PAYABLE

     On August 29, 2001, Webb executed a 60 day promissory note for which we received $300,000. The promissory note accrued interest at an annual rate of 10% and was secured by a pledge of 3,000,000 shares of Webb's series A-1 convertible preferred stock of Jabber. On October 29, 2001, we repaid the promissory note, including accrued interest of $5,014.

     In addition, we issued the holder of the promissory note a warrant to purchase 25,000 shares of our common stock at $2.50 per share. The warrant may be exercised by the holder at any time from the date of issuance through August 29, 2004. We valued the warrant at $15,738 using the Black-Scholes option pricing model with the assumption summarized in the following table. The fair value of the warrant was recorded as a discount to the promissory note and is being amortized to interest expense over the term of the note. At September 30, 2001, we recorded $7,869 of such interest expense.

         Black-Scholes option pricing model assumptions:

Exercise price                                                         $2.50
Fair market value of common stock on measurement date                  $1.01
Option life                                                          3 years
Volatility rate                                                          127%
Risk free rate of return                                                 6.5%
Dividend rate                                                              0%

     We also paid $21,000 in financing costs associated with the execution of the promissory note. The financing costs were recorded as deferred financing costs and are being amortized to interest expense over the term of the note. At September 30, 2001, we recorded $10,500 of such interest expense.

     On August 20, 2001, Webb executed a demand promissory note with a former officer of the Company for which we received $40,000. The promissory note accrued interest at an annual rate of 10%. On October 22, 2001, we repaid the promissory note, including accrued interest of $449.

NOTE 7 - SALE OF JABBER SECURITIES AND CONVERTIBLE NOTE PAYABLE

     On May 2, 2001, pursuant to a letter of intent between Webb, Jabber, France Telecom and France Telecom Technologies Investissements ("FTTI"), a wholly-owned subsidiary of France Telecom, FTTI loaned Jabber $2.5 million pursuant to a convertible promissory note. The convertible promissory note accrues interest at an annual rate of 9.5% and, unless earlier converted, the loan is due on demand any time after May 2, 2002.

     On July 17, 2001, FTTI acquired 2,441 shares of the series B convertible preferred stock of Jabber from Jabber in exchange for and in cancellation of principal and interest on the outstanding loan to Jabber of $2,441,000 and acquired directly from Webb 750,000 shares of series A convertible preferred stock of Jabber in consideration for which FTTI paid Webb $750,000.

     On September 13, 2001, FTTI purchased an additional 1,750 shares of series B convertible preferred stock for an aggregate consideration of $1,750,000. In addition, subject to the satisfaction of various conditions set forth in the Stock Purchase Agreement, on or about January 31, 2002, FTTI may purchase an additional 2,000 shares of the series B convertible preferred stock for an aggregate consideration of $2,000,000, depending upon Jabber's 2001 net revenues. If Jabber's 2001 net revenues are equal to or greater than $3,962,000 but less than or equal to $6,603,000, then: (i) Jabber will have the option to require FTTI to purchase the 2,000 shares of series B convertible preferred stock, and (ii) if Jabber does not exercise such option, then FTTI will have the option to purchase the 2,000 shares. If Jabber's 2001 net revenues are less than $3,962,000, then FTTI will have the option to purchase the 2,000 shares of series B convertible preferred stock. If Jabber's 2001 net revenues are greater than $6,603,000, then Jabber will have the option to require FTTI to purchase the 2,000 shares of series B convertible preferred stock. The Jabber preferred stock acquired by FTTI represents, on an as-if-converted basis, at September 30, 2001, approximately 22% of Jabber's outstanding capital stock following the transactions.

     At September 30, 2001. Jabber owed FTTI $100,000 pursuant to a convertible promissory note, which is secured by: (i) a security interest in substantially all of the assets of Jabber; (ii) a guarantee given by Webb; and (iii) a pledge by Webb of a portion of its Jabber securities. Webb has pledged to FTTI, 1,400,000 shares of its series A-2 convertible preferred stock to secure its guarantee of the convertible promissory note and Webb's representations and warranties and covenants contained in the Stock Purchase Agreement. During the term of the pledge, FTTI has the right to vote the shares of the preferred stock pledged by Webb; however, FTTI's ability to vote these shares is restricted in that FTTI cannot vote the shares for a merger or sale of Jabber or for an amendment to Jabber's charter documents without Webb's prior consent and FTTI is required to vote the shares in accordance with Webb's instructions related to the selection of directors to Jabber's Board of Directors, to be comprised of five members; two affiliates of Webb, two independent nominees designated by Webb, and one selected by FTTI. The restrictions on these voting rights are lifted if there is an event of default as defined in the pledge agreement. The series A-2 convertible preferred stock of Jabber is entitled to ten (10) votes per share. The combination of the 1,400,000 shares of series A-2 convertible preferred stock pledged to FTTI with the series B convertible preferred stock and series A-1 convertible preferred stock acquired by FTTI represents in excess of 50% of Jabber's outstanding voting shares. The principal and interest of the convertible note payable are convertible into shares of the series B convertible preferred stock at $1,000 per share.

     The Stockholders Agreement to which FTTI and Webb are parties: (i) provides that Webb shall not, without the prior written consent of FTTI, sell a number of its shares of Jabber's securities representing more than 20% of Jabber's then outstanding capital stock to named competitors of FTTI unless, for certain of the named competitors, the sales price per share is at least three times the price FTTI paid for its preferred shares (on an as-converted basis); (ii) grants to FTTI a right of first refusal to purchase proposed sales of Jabber common stock by Webb (A) to certain named competitors of Jabber if the sales price is at least three times the price FTTI paid for its preferred shares (on an as-converted basis) or (B) if the proposed sale is not to such named competitors but represents 20% or more of Jabber's then outstanding shares of capital stock; and (iii) gives

FTTI the right to participate with Webb on a proportional basis in a proposed sale of Jabber securities by Webb. In addition, the Investor Rights Agreement to which FTTI and Jabber are parties, grants to FTTI the right to participate in future Jabber financings to the extent required for FTTI to maintain its then percentage ownership of Jabber's capital stock.

     Assuming FTTI completes the purchase of all of the series B convertible preferred stock as described above and converts the note and accrued interest into shares of the series B convertible preferred stock, FTTI would own Jabber preferred stock convertible into approximately 7,050,000 shares of Jabber common stock. On a pro forma basis, assuming purchase of all of the Jabber preferred stock by FTTI as described above and conversion of all of Jabber's then outstanding shares of preferred stock, the percentage of Jabber's then outstanding shares of common stock owned by each of its shareholders would be substantially as follows: Webb - 65%; FTTI - 29%; DiamondCluster International, Inc. - 3%; and all other current common stockholders as a group - 4%.

     Under the terms of the July 2001, agreement with FTTI, use of the proceeds from the sale of the shares of Jabber preferred stock to FTTI are restricted to the working capital requirements of Jabber and are not available to Webb. As of September 30, 2001, the amount of cash Jabber had on hand which is subject to this restriction totalled approximately $1.8 million.

     Jabber is authorized to issue up to 20,000,000 shares of $0.01 per share par value preferred stock and has designated the following series:

                                                                Shares Issued and
          Designation                Shares Authorized             Outstanding
------------------------------    ------------------------   -------------------------
Series A-1                                      8,800,000                   7,400,000
Series A-2                                      1,400,000                   1,400,000
Series B                                           12,000                       4,881
Series C                                           12,000                       7,871

     Each share of series A-1 convertible preferred stock (the "series A-1 preferred stock") is currently convertible into one share of Jabber's common stock at the election of the holders, or automatically prior to the closing of a firm commitment underwritten public offering in which the gross proceeds are at least $30 million. The conversion rate is subject to adjustment for stock splits, stock dividends and other similar transactions. The holders of the series A-1 preferred stock are entitled to vote together with Jabber's common stockholders. Each share of series A-1 preferred stock entitles the holders to the number of votes per share equal to the largest number of whole shares common stock into which of the series A-1 preferred stock could be converted. In addition, the agreement signed with FTTI provides that FTTI can participate, on a proportional ownership basis, in sales of series A-1 preferred stock owned by Webb. Webb has also agreed not to sell more than 20% of Jabber's outstanding securities to up to 10 named competitors of FTTI. At September 30, 2001, Webb owns 6,650,000 shares and FTTI owned 750,000 shares of series A-1 preferred stock.

     Each share of series A-2 convertible preferred stock (the "series A-2 preferred stock") is currently convertible into one share of Jabber's common stock at the election of the holders, or automatically upon the occurrence of any of the following: (i) the termination of the Pledge Agreement dated July 6, 2001 by and between Webb and FTTI; (ii) FTTI's failure to cure timely a breach of the Stock Purchase Agreement, Investor Rights Agreement or Stockholders Agreement, all of which are dated July 6, 2001; or (iii) immediately prior to closing of a firm commitment underwritten public offering in which the gross proceeds are at least $30 million. The conversion rate is subject to adjustment for stock splits, stock dividends and other similar transactions. The holders of the series A-2 preferred stock are entitled to vote together with Jabber's common stockholders. Each share of series A-2 preferred stock entitles the holders to the number of votes per share equal to 10 times the largest number of whole shares of common stock into which the series A-2 preferred stock could be converted. At September 30, 2001, Webb owned all 1,400,000 series A-2 shares.

     The series B convertible preferred stock (the "series B preferred stock") provides for an 8% cumulative dividend. Each share of series B preferred stock is currently convertible into 1,000 shares of Jabber's common stock at the election of the holders, or automatically prior to the closing of a firm commitment underwritten public offering in which the gross proceeds are at least $30 million. The conversion rate is subject to anti-dilution protection if Jabber issues its common, series A-1 or series C preferred stock for less than the conversion price of the series B preferred stock (currently $1.00 per share), and is also subject to adjustment for stock splits, stock dividends and other similar transactions. The holders of the series B preferred stock are entitled to vote together with Jabber's common stockholders. Each share of series B preferred stock entitles the holders to the number of votes per share equal to the largest number of whole shares of common stock into which the series B preferred stock could be converted. In addition, the holders of the series B preferred stock vote as a separate class on any change in the terms of the series B preferred stock; any increases in the authorized number of shares of common stock or preferred stock; any authorization of a class of preferred stock ranking in a parity with the series B preferred stock; any redemption of common stock or preferred stock junior in rights to the series B preferred stock; any merger with another company resulting in a change of 50% or more in the ownership of Jabber; a sale of the intellectual property of Jabber other than in the normal course of business; or the sale of 20% or more of Jabber to up to 10 named competitors of FTTI. The series B preferred stock also provides for a right of first refusal and participation rights in the event of transfers of Jabber stock by certain shareholders, and the holders of series B preferred stock are entitled to elect one person to Jabber's board of directors. At September 30, 2001, FTTI owned 4,191 shares and DiamondCluster owns 690 shares of series B preferred stock.

     The series C convertible preferred stock (the "series C preferred stock") provides for an 8% cumulative dividend. Each share of series C preferred stock is currently convertible into 1,000 shares of Jabber's common stock at the election of the holders, or automatically prior to the closing of a firm commitment underwritten public offering in which the gross proceeds are at least $30 million. The conversion rate is subject to anti-dilution protection if Jabber issues its common stock for less than the conversion price of the series C preferred stock (currently $1.00 per share), and is also to adjustment for stock splits, stock dividends and other similar transactions. The holders of the series C preferred stock are entitled to vote together with Jabber's common stockholders. Each share of series C preferred stock entitles the holders to the number of votes per share equal to the largest number of whole shares of common stock into which the series C preferred stock could be converted. At September 30, 2001, Webb owned 7,846 shares and a third-party owned 25 shares of series C preferred stock.

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

NOTE 8 - CONVERSION OF SERIES B-2 PREFERRED STOCK

     During April and May, 2001, the holder of Webb's series B-2 preferred stock converted 528 shares of the series B-2 preferred stock into 211,200 shares of our common stock at a conversion price of $2.50 per share as summarized in the following table:

                                                      Number of Shares
                                           ------------------------------------
                                             Series B-2
                                              Preferred             Common
               Conversion Date                  Stock                Stock
----------------------------------------   ----------------    ----------------
April 26, 2001                                          250             100,000
May 7, 2001                                             160              64,000
May 8, 2001                                              80              32,000
May 10, 2001                                             38              15,200
                                           ----------------    ----------------
Total                                                   528             211,200
                                           ================    ================

NOTE 9 - CONVERSION OF 10% CONVERTIBLE NOTE PAYABLE

         During the second and third quarters of 2001, the holder of our 10% convertible note payable converted $680,000 of principal and $51,819 of principal-in-kind notes and accrued interest into 292,727 shares of our common stock at a conversion price of $2.50 per share as summarized in the following table:

                                                                       PIK Notes and
                                                  Principal               Accrued               Shares of
                                                   Amount                Interest             Common Stock
            Conversion Date                       Converted              Converted               Issued
----------------------------------------      ----------------       ----------------       ----------------
May 11, 2001                                         $ 125,000               $  9,075                 53,630
May 15, 2001                                           100,000                  7,370                 42,948
June 6, 2001                                           125,000                  9,966                 53,986
June 12, 2001                                          115,000                  9,357                 49,743
June 14, 2001                                          115,000                  9,421                 49,768
July 18,2001                                           100,000                  6,630                 42,652
                                              ----------------       ----------------       ----------------

Total                                                $ 680,000               $ 51,819                292,727
                                              ================       ================       ================

NOTE 10 - STOCK BASED COMPENSATION EXPENSE

         During the nine months ended September 30, 2001, we issued common stock and options to purchase our common stock as described below and recorded expenses as set forth in the following table:

                                                  Number of
                                                  Shares or                                      Deferred
                                                  Warrants                                     Compensation
                                                   Issued                 Expense                Expense
----------------------------------------      ----------------       ----------------       -----------------
Stock options issued to consulting
     company (A)                                       120,000              $  82,242               $  15,777
Stock options issued to financial
     services company (B)                              100,000                121,642                       -
Common stock issued to financial
     services company (B)                               15,000                 28,750                       -
Reset of series B preferred stock
     common stock purchase warrants (C)                      -                 96,938                       -
Acceleration of stock option vesting
     date (D)                                                -                 27,646                       -
Amortization of previous years
     deferred compensation                                   -                259,977                   2,962
                                              ----------------       ----------------       -----------------

Totals                                                 235,000              $ 617,195               $  18,739
                                              ================       ================       =================

         (A) In March 2001, we issued a three-year option to purchase 120,000 shares of our common stock at an exercise price of $2.813 per share to a consulting company in connection with investor relation services to be rendered to Webb. The options vest one third on the grant date and one third on each of the next two anniversary dates of the agreement. The option agreement provides for accelerated vesting for the unvested options provided the consulting company meets certain specified objectives. We valued the options at $98,019 and applied variable plan accounting pursuant to SFAS 123 and related interpretation EITF-96-18 to the 80,000 unvested options, utilizing the Black-Scholes option pricing model using the following assumptions:

                                                             40,000 Options         80,000 Options
                                                            ----------------       ----------------
Exercise price                                                        $2.813                 $2.813
Fair market value of common stock on valuation date                   $2.813                 $ 0.50
Option life                                                          3 years                3 years
Volatility rate                                                          121%                   127%

Risk-free rate of return                    6.0%                   6.0%
Dividend rate                                 0%                     0%

         Because variable plan accounting requires us to revalue the unvested options at each balance sheet date, the value of the option and related expense in future periods may increase significantly if our stock price increases.

         (B) In April 2001, we entered into a six-month agreement with a consulting company to provide Webb with investor relation services. In connection with the agreement, the consulting earned 2,500 restricted shares of our common stock at the end of each month commencing April 2001. During the term of the agreement, we issued 15,000 shares of our common stock and recorded compensation expense totalling $28,750. In addition, we also issued options to purchase 100,000 shares of our common stock at exercise prices ranging from $2.50 to $5.00 per share with a three-year exercise term. The options vest ratably over the term of the agreement. We recorded non-cash compensation expense based on the vesting terms valued at $121,642 applying variable plan accounting pursuant to SFAS 123 and related interpretation EITF-96-18 utilizing the Black-Scholes option pricing model. We used the following assumptions to calculate the value of the options:

                                               25,000 Options         25,000 Options         50,000 Options
                                              ----------------       ----------------       ----------------
Exercise price                                           $2.50                  $3.00                  $5.00
Fair market value of common stock on
     valuation date                             $0.50 to $2.45         $0.50 to $2.45         $0.50 to $2.45
Option life                                            3 years                3 years                3 years
Volatility rate                                            127%                   127%                   127%
Risk-free rate of return                                  6.25%                  6.25%                  6.25%
Dividend rate                                                0%                     0%                     0%
Total value                                            $33,284                $31,996                $56,362

         (C) In May and August 2001, in accordance with the original terms of the warrant agreements, the exercise price of the warrants issued in connection with the sale of our series B preferred stock in February 2000, was reset from $3.75374 to $2.703 and then to $1.547 per share for which we recorded non-cash compensation expense totalling $96,938. The value of the warrant was calculated using the Black-Scholes option pricing model utilizing the following assumptions:

                                            May 2001                                    August 2001
                             ---------------------------------------      ----------------------------------------
                               Immediately                                   Immediately
                                Preceding             Immediately             Preceding            Immediately
                                  Reset               After Reset              Reset               After Reset
                             ---------------        ---------------       ----------------       ----------------
Common stock issuable upon
     exercise of warrant             343,750                343,750                343,750                343,750
Exercise price                      $3.75374                 $2.703                 $2.703                 $1.547
Fair market value of
     common stock on date
     of issuance                       $2.99                  $2.99                  $1.35                  $1.35
Option life                          5 years                5 years                5 years                5 years
Volatility rate                          120%                   120%                   120%                   120%
Risk-free rate of return                6.71%                  6.71%                  6.71%                  6.71%
Dividend rate                              0%                     0%                     0%                     0%
Calculated value                    $853,222               $880,772                314,226               $349,418

         (D) In June 2001, we accelerated the vesting date on the last date of employment for options to purchase 40,674 shares of our common stock for three employees who were terminated in June 2001. As a result, we recorded compensation expense totalling $27,646 during the three months ended June 30, 2001, which represents the intrinsic value of the accelerated options as follows:

Exercise prices                                                      $1.875
Fair market value of common stock on acceleration date               $3.240
Intrinsic value per share                                            $1.365
Number of options                                                    20,253

NOTE 11 - DISCONTINUED OPERATIONS

         On October 16, 2001, we terminated our AccelX local commerce business. In connection with the termination of this business, we granted a perpetual license for software used in this business to Nextron Communications, Inc. ("Nextron") for a license fee of $1 million (See Note 14). The terms of this perpetual License transfers substantially all of our rights and their related valve for this technology. In addition, we sold assets used in this business to Nextron for an initial purchase price of $500,000. In the event that Nextron completes a qualifying financing transaction by January 31, 2002, Nextron will pay Webb an additional $750,000 for the assets. If the financing transaction is not completed by January 31, 2002, but is completed by June 30, 2002, Nextron will pay Webb an additional $350,000 for the assets. If the financing transaction is not completed by June 30, 2002, Webb will not receive any additional consideration for the assets.

         Our decision to terminate the AccelX business was based on the following factors:

         . We were not able to raise the additional funds required to fund this business on terms acceptable to the Company;

         . Market conditions for the AccelX products and services remained depressed, contrary to our earlier expectations;

         . Funding the AccelX business under current market conditions would result in an unacceptable dilution in the value of the Company's Jabber subsidiary to current shareholders; and

         .    We needed to raise cash to satisfy outstanding obligations.

         As a result of the termination of this segment, based upon the indicated fair value of these assets, we recorded an impairment loss of $1,019,301 for the three months ended September 30, 2001, related to intangible assets we acquired from Update Systems, Inc. in January 2000 (See Note 3). We expect to recognize a nominal gain from the sale of the tangible and intangible assets after deducting selling expenses of approximately $177,000. The receipt of any additional proceeds as indicated above will increase the gain we recognize from the sale of these assets.

         In September 2000, we sold our e-banking segment to a privately held company.

         The sales of these segments are reflected as a sale of discontinued operations in the accompanying condensed consolidated financial statements. Accordingly, the assets, liabilities; and revenues, costs and expenses of these discontinued operation have been excluded from the respective captions in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Operations and have been reported as "Long-term assets of discontinued operations," "Current liabilities from discontinued operations, net" and "Loss from discontinued operations" for all periods presented.

         Assets and liabilities of the AccelX discontinued operations consists of the following:

                                                                     September 30,            December 31,
                                                                          2001                    2000
                                                                   ------------------       ----------------
Long-term assets of discontinued operations:
     Property and equipment, net                                          $   231,322             $1,705,682
     Intangible assets and goodwill, net                                    1,204,678              3,727,615
                                                                   ------------------       ----------------

          Total long-term assets of discontinued operations               $ 1,436,000             $5,433,297
                                                                   ==================       ================
Current liabilities of discontinued operations, net:
Current assets of discontinued operations:

     Cash                                                              $        3,604           $     29,656
     Accounts receivable, net                                                  80,935                317,370
     Prepaid expenses                                                         116,383                244,632
                                                                       ---------------          -------------
          Total current assets of discontinued operations                     200,922                591,658
                                                                       ---------------          -------------

     Accounts payable and accrued liabilities                                 232,800                331,491
     Accrued salaries and payroll taxes payable                               182,256                296,248
     Customer deposits and deferred revenue                                    63,146                174,522
                                                                       ---------------          -------------
          Total current liabilities of discontinued operations                478,202                802,261
                                                                       ---------------          -------------
          Current liabilities of discontinued operations, net          $      277,280           $    210,603
                                                                       ===============          =============

          Summarized financial information for the discontinued operations are as follows:

                                                   Three Months Ended                        Nine Months Ended
                                                     September 30,                             September 30,
                                          -------------------------------------    --------------------------------------
AccelX Business Segment:                       2001                  2000                 2001                 2000
                                          ----------------     ----------------    -----------------    -----------------
    Net revenues                          $       296,782      $     1,415,094     $      1,766,541     $      3,102,845
                                          ----------------     ----------------    -----------------    -----------------
    Costs and expenses:
        Cost of revenues                          581,569              676,572            2,562,889            2,015,536
        Sales and marketing expenses               90,566              931,158              767,440            2,094,634
        Product development expenses              251,172              944,717            2,030,579            3,222,685
        General and administrative
            expenses                               48,939              213,497              544,356              559,578
        Depreciation and amortization             536,568            1,729,913            1,581,743            6,121,376
        Impairment loss                         1,019,301                    -            1,019,301                    -
                                          ----------------     ----------------    -----------------    -----------------
            Total costs and expenses            2,528,115            4,495,857            8,506,308           14,013,809
                                          ----------------     ----------------    -----------------    -----------------
    Operating loss                             (2,231,333)          (3,080,763)          (6,739,767)         (10,910,964)
    Other income and expenses:
        Gain (loss) on foreign currency
            transactions                             (868)                   -              (18,386)                   -
        Other income                               32,195                    -               32,185                    -
                                          ----------------     ----------------    -----------------    -----------------
    Loss from discontinued operations     $    (2,200,006)     $    (3,080,763)    $     (6,725,968)    $    (10,910,964)
                                          ================     ================    =================    =================

E-banking Business Segment:
    Net revenues                          $            -       $        73,092     $              -     $        497,821
    Costs and expenses:                                -               276,364                    -              762,950
                                          ----------------     ----------------    -----------------    -----------------
    Net loss from discontinued
        operations                        $            -       $      (203,272)    $              -     $       (265,129)
                                          ================     ================    =================    =================

NOTE 12 - PARENT ONLY FINANCIAL INFORMATION

         The stock purchase agreement under which FTTI (See Note 7) made an investment in Jabber requires that these investment proceeds be used only by Jabber and that they may not be used to fund any of our other business activities, including corporate activities. As a result, we believe that financial information for Webb on a stand-alone basis could be beneficial to an investor's understanding of Webb.

                    CONDENSED CONSOLIDATING BALANCE SHEETS
                           AS OF SEPTEMBER 30, 2001
                                  (UNAUDITED)

                                                                 WEBB          JABBER          ELIMINATIONS          CONSOLIDATED
                                                             ------------   -----------      ----------------       --------------
                    ASSETS
Current assets:
     Cash and cash equivalents                           $       63,966     $    1,852,109    $            -        $     1,916,075
     Restricted cash                                            475,000                  -                 -                475,000
     Accounts receivable, net                                         -            191,535                 -                191,535
     Prepaid expenses                                           118,993             20,734                 -                139,727
     Notes receivable and accrued interest
        from Company officers                                   178,498                  -                 -                178,498
     Intercompany receivable                                          -             30,867           (30,867)   (A)               -
     Short-term deposits and other current
        assets                                                    6,106                  -                                    6,106
                                                         --------------     --------------    --------------        ---------------


        Total current assets                                    842,563          2,095,245           (30,867)             2,906,941
Investment in subsidiary                                     (2,284,553)                 -         2,284,553    (B)               -
Property and equipment, net                                   1,535,667            302,639                 -              1,838,306
Intangible assets, net                                                -          1,117,167                 -              1,117,167
Deferred financing costs                                        334,931                  -                 -                334,931
Other assets                                                     46,362                                                      46,362
Long-term assets of discontinued operations                   1,436,000                  -                 -              1,436,000
                                                         --------------     --------------    --------------        ---------------
        Total assets                                     $    1,910,970     $    3,515,051    $    2,253,686        $     7,679,707
                                                         ==============     ==============    ==============        ===============

     LIABILITIES AND STOCKHOLDERS'
             EQUITY (DEFICIT)
Current liabilities:
     Current portion of 10% convertible note
        payable, net                                     $    1,814,421     $            -    $            -        $     1,814,421
     Short-term notes payable, net                              332,131                  -                                  332,131
     Convertible note payable and accrued
        interest payable                                              -            102,134                 -                102,134
     Capital leases payable                                     117,915                 -                  -                117,915
     Accounts payable and accrued liabilities                 1,045,035           258,192             40,812    (A)       1,344,039
     Accrued salaries and payroll taxes payable                 224,861           392,520                  -                617,381
     Accrued interest payable                                    51,840                 -                  -                 51,840
     Intercompany payable                                        71,679                 -            (71,679)   (A)               -
     Customer deposits and deferred revenue                           -           107,770                  -                107,770
     Current liabilities of discontinued
        operations, net                                         277,280                 -                  -                227,280
                                                         --------------     -------------     --------------        ---------------

        Total current liabilities                             3,935,162           860,616            (30,867)             4,764,911
Commitments and contingencies
Minority interest in subsidiary                                       -                 -          5,713,989    (C)       5,713,989
Stockholders' equity (deficit)
     Series C-1 convertible preferred stock                   2,450,000                 -                  -              2,450,000
     Series B-2 convertible preferred stock                     419,733                 -                  -                419,733
     Series A convertible preferred stock                             -         4,400,000         (4,400,000)   (C)               -
     Series B convertible preferred stock                             -         4,938,989         (4,938,989)   (C)
     Series C convertible preferred stock                             -         8,131,600         (8,131,600)   (C)               -
     Common stock                                            92,558,830           564,627           (564,627)   (C)      92,558,830
     Warrants and options                                    14,888,853            30,000                  -             14,918,853
     Deferred compensation                                      (18,739)          (37,200)            37,200    (D)         (18,739)
     Accumulated other comprehensive losses                      (3,986)                -                  -                 (3,986)
     Accumulated deficit                                   (112,318,883)      (15,373,581)        14,568,580    (E)    (113,123,884)
                                                         --------------     -------------     --------------        ---------------
        Total stockholders' equity
           (deficit)                                         (2,024,192)        2,654,435         (3,429,436)            (2,799,193)
                                                         --------------     -------------     --------------        ---------------
        Total liabilities and
           stockholders' equity (deficit)                $    1,910,970         3,515,051     $    2,253,686        $     7,679,707
                                                         ==============     =============     ==============        ===============

               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (UNAUDITED)

                                                         WEBB             JABBER         ELIMINATIONS             CONSOLIDATED
                                                     --------------     ------------   ----------------         ---------------
Net revenues                                         $           -       $   503,212     $          -           $    503,212
Cost of revenues                                                 -           665,019                -                665,019
                                                      ------------      ------------     ------------           ------------
    Gross margin                                                 -          (161,807)               -               (161,807)
                                                      ------------      ------------     ------------           ------------
Operating expenses:
    Sales and marketing expenses                                 -           739,209                -                739,209
    Product development expenses                                 -         2,172,192                -              2,172,192
    General and administrative expenses                  2,719,736         1,808,240                -              4,527,976
    Depreciation and amortization                          433,489         1,241,581                -              1,675,070
                                                      ------------      ------------     ------------           ------------
                                                         3,153,225         5,961,222                -              9,114,447
                                                      ------------      ------------     ------------           ------------
    Loss from operations                                (3,153,225)       (6,123,029)               -             (9,276,254)

Interest income                                            102,258            16,712                -                118,970
Loss from subsidiary                                    (5,959,029)                -        5,959,029   (F)                -
Gain on disposal of property and equipment                   1,330                 -                -                  1,330
Gain on sale of Jabber securities                          775,000                           (775,000)   (H)               -
Other income (loss)                                         24,368            (2,452)               -                 21,916
Interest expense                                        (3,063,183)          (43,361)               -             (3,106,544)
                                                      ------------      ------------     ------------           ------------
Loss form continuing operations                        (11,272,481)       (6,152,130)       5,184,029            (12,240,582)
Loss from discontinued operations                       (6,725,968)                -                -             (6,725,968)
                                                      ------------      ------------     ------------           ------------
Net loss before minority interest                      (17,998,449)       (6,152,130)       5,184,029            (18,966,550)
Minority interest in losses of subsidiary                        -                 -          251,090   (G)          251,090
                                                      ------------      ------------     ------------           ------------
Net loss                                               (17,998,449)       (6,152,130)       5,435,119            (18,715,460)
Preferred stock dividends                                        -          (318,490)         260,501   (I)          (57,989)
Accretion of preferred stock to redemption value        (2,856,627)                -                -             (2,856,627)
                                                      ------------      ------------     ------------           ------------
Net loss applicable to common stockholders            $(20,855,076)     $ (6,470,620)    $  5,695,620           $(21,630,076)
                                                      ============      ============     ============           ============

                    CONSOLIDATING STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (UNAUDITED)

                                                             WEBB           JABBER        ELIMINATIONS         CONSOLIDATED
                                                        ---------------  -------------     --------------     ----------------
Cash flows from operating activities:
    Net loss                                              $(17,998,449)     $(6,152,130)    $ 5,435,119          $(18,715,460)
    Adjustments to reconcile net loss to net cash
            used in operating activities:
       Depreciation expense                                    853,565           84,696               -               938,261
       Amortization expense                                  1,503,637        1,156,885               -             2,660,522
       Impairment loss                                       1,019,301                -               -             1,019,301
       Gain on sale of Jabber securities                      (775,000)                         775,000  (H)                -
       Loss in subsidiary                                    5,959,029                -      (5,959,029) (F)                -
       Minority interest in losses of subsidiary                     -                -        (251,090) (G)         (251,090)
       Stock and stock options issued for
            services                                           366,105          261,090               -               627,195
       Gain on sale and disposal of property and
            equipment                                           (1,330)               -               -                (1,330)
       Bad debt expense                                         40,373           26,700               -                67,073
       Accrued interest payable on convertible
            note payable                                             -           43,134               -                43,134

       Accrued interest income on notes receivable        (10,054)                  -                    -                (10,054)
       Interest expense on 10% convertible note
           from beneficial conversion feature           2,394,234                   -                    -              2,394,234
       Notes payable issued for interest on 10%
            convertible note payable                        9,809                   -                    -                  9,809
       Amortization of 10% convertible note
            payable discount                              118,155                   -                    -                118,155
       Amortization of short-term notes payable
            discount                                        7,869                   -                    -                  7,869
       Amortization of 10% convertible note
            payable financing costs                       326,894                   -                    -                326,894
       Amortization of short-term notes payable
            financing costs                                10,500                   -                    -                 10,500
    Changes in operating assets and liabilities:
       Decrease in restricted cash                         50,000                   -                    -                 50,000
       (Increase) decrease in accounts receivable         194,803             (65,966)                   -                128,837
       (Increase) decrease in prepaid expenses             53,376              (7,829)                   -                 45,547
       Decrease in short-term deposits and other
            assets                                        371,000                   -                    -                371,000
       (Decrease) increase in accounts payable
       and accrued liabilities                            253,025            (138,914)                   -                114,111
       (Decrease) increase in accrued salaries
            and payroll taxes payable                    (504,342)             71,135                    -               (433,207)
       Decrease in accrued interest payable               (11,175)                  -                    -                (11,175)
       (Decrease) increase in customer deposits
            and deferred revenue                         (111,376)            107,770                    -                 (3,606)
                                                    -------------      --------------       --------------            -----------
       Net cash used in operating activities           (5,880,051)         (4,613,429)                   -            (10,493,480)
                                                    -------------      --------------       --------------            -----------
 Cash flows from investing activities:
    Proceeds from the sale of property and
    equipment                                              22,293                   -                    -                 22,293
    Cash advances to subsidiary or parent              (2,327,770)                  -            2,327,770  (A)                 -
    Purchase of property and equipment                    (75,159)           (123,562)                   -               (198,721)
    Collection of (advance for) notes receivable
       from Company officers                               30,000                   -                    -                 30,000
                                                    -------------      --------------       --------------            -----------
       Net cash used in investing activities           (2,350,636)           (123,562)           2,327,770               (146,428)
                                                    -------------     ---------------       --------------            -----------
 Cash flows from financing activities:
    Payments on capital leases                           (109,961)                  -                    -               (109,961)
    Cash investment from Webb                                   -           2,327,770           (2,327,770)  (A)                -
    Proceeds from exercise of stock options and
       warrants                                            24,219                   -                    -                 24,219
    Proceeds from short-term notes payable                340,000                   -                    -                340,000
    Proceeds from issuance of convertible note
       payable                                                  -           2,500,000                    -              2,500,000
    Proceeds form sale of Jabber securities               775,000           1,750,000                    -              2,525,000
    Proceeds from issuance of series C-1
       preferred stock and warrant                      2,500,000                   -                    -              2,500,000
    Short-term notes payable financing costs              (21,000)                  -                                     (21,000)
    Preferred stock cash offering costs                   (50,000)                  -                    -                (50,000)
                                                    -------------     ---------------       --------------            -----------
       Net cash provided by financing activities        3,458,258           6,577,770           (2,327,770)             7,708,258
                                                    -------------     ---------------       --------------            -----------
Net (decrease) increase in cash and cash
equivalents                                            (4,772,429)          1,840,779                    -             (2,931,650)
Effect of foreign currency exchange rate changes
    on cash                                                (5,357)                  -                    -                 (5,357)
Cash in discontinued operations                            (3,604)                  -                    -                 (3,604)
Cash and cash equivalents, beginning of period          4,845,356              11,330                    -              4,856,686
                                                    -------------      --------------       --------------            -----------
Cash and cash equivalents, end of period            $      63,966     $     1,852,109       $            -            $ 1,916,075
                                                    =============     ===============       ==============            ===========

Eliminating Entries:
-------------------

(A) Eliminate intercompany receivable and payable and cash invested by Webb in Jabber

(B)  Eliminate Webb's investment in Jabber

(C) Eliminate Jabber issued securities and preferred stock dividends and record minority interest for preferred stock

(D) Eliminate Jabber deferred compensation for unvested common stock granted to employees and third parties

(E) Eliminate Webb's share of Jabber's accumulated deficit and record the sale of Webb owned Jabber securities as minority interest

(F)  Eliminate Webb's share of Jabber's losses

(G) Record minority shareholders' share of Jabber's net assets calculated as the value of previously restricted common stock which vested during the nine months ended September 30, 2001

(H) Eliminate gain from the sale of Jabber securities owned by Webb and reflect value of securities as minority interest

(I)  Eliminate preferred stock dividends on preferred stock owned by Webb

NOTE 13 - BUSINESS SEGMENT INFORMATION

     Jabber is a commercial developer of real-time communications software and instant messaging (IM) solutions. We have two reportable business segments:
Jabber and Webb.

     Jabber is building upon the growing demand and adoption of the Jabber.org open-source project by offering proprietary, scalable extensible IM solutions for carriers, service providers; for OEM and ISV partners, and for large enterprises.

     Webb consists of corporate activities such as accounting, administration, public reporting and financing activities.

                                                                      September 30,          December 31,
                                                                           2001                  2000
                                                                     -----------------      ----------------
                                                                                             (As Restated -
                                                                                              See Note 15)
Assets
--------------------------------------------------------------------
Webb                                                                      $ 1,910,970          $ 15,022,246
Jabber                                                                      3,515,051             2,714,329
Eliminations                                                                2,253,686            (1,315,838)
                                                                       --------------         -------------
Total assets                                                              $ 7,679,707          $ 16,420,737
                                                                       ==============         =============



Property and equipment, net
--------------------------------------------------------------------
Webb                                                                      $ 1,535,667          $  2,566,359
Jabber                                                                        302,639               263,773
                                                                       --------------         -------------
Total                                                                     $ 1,838,306          $  2,830,132
                                                                       ==============         =============

                          Three Months Ended                Nine Months Ended
                            September 30,                     September 30,
                        ---------------------              ------------------

                                   2001                2000                 2001                 2000
                              ---------------     ---------------      ---------------      ---------------
                                                  (As Restated -                            (As Restated -
                                                   See Note 15)                              See Note 15)
Net Revenues from
Continuing Operations
-----------------------------
Jabber                            $   245,733             247,645         $    503,212          $   266,195
Webb                                        -                   -                    -               10,000
                              ---------------      --------------       --------------       --------------
Total net revenue from
      continuing operations
                                  $   245,733           $ 247,645         $    503,212          $   276,195
                              ===============      ==============       ==============       ==============

Net Loss from Continuing
Operations
-----------------------------
Webb                              $(2,404,667)        $(4,991,630)        $(11,272,481)         $(8,608,155)
Jabber                             (2,057,225)         (2,990,911)          (6,152,130)          (4,214,762)
Eliminations                        1,267,575           3,818,780            5,184,029            3,818,780
                              ---------------     ---------------      ---------------      ---------------
Total net loss from
      continuing operations
                                  $(3,194,317)        $(4,163,761)        $(12,240,582)         $(9,004,137)
                              ===============     ===============      ===============      ===============

Depreciation and
Amortization
-----------------------------
Webb                              $   112,994           $ 101,810         $    433,489          $   309,142
Jabber                                462,313             465,133            1,241,581              469,305
                              ---------------     ---------------      ---------------      ---------------
Total depreciation and
      amortization expense
                                  $   575,307           $ 566,943         $  1,675,070          $   778,447
                              ===============     ===============      ===============      ===============


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                      --------------------------------------
                                                                            2001                 2000
                                                                      -----------------     ----------------
Property and equipment additions
--------------------------------------------------------------------
Webb                                                                        $   75,159          $ 2,056,448
Jabber                                                                         123,562               55,352
                                                                         -------------        -------------
Total                                                                       $  198,721          $ 2,111,800
                                                                         =============        =============

NOTE 14 - SUBSEQUENT EVENTS

         On October 16, 2001, we terminated our AccelX local commerce business. In connection with the termination of this business, we granted a license for software used in this business to Nextron for a license fee of $1 million. In addition, we sold assets used in this business to Nextron for an initial purchase price of $500,000. In the event that Nextron completes a qualifying financing transaction by January 31, 2002, Nextron will pay Webb an additional $750,000 for the assets. If the financing transaction is not completed by January 31, 2002, but is completed by June 30, 2002, Nextron will pay Webb an additional $350,000 for the assets. If the financing transaction is not completed by June 30, 2002, Webb will not receive any additional consideration for the assets.

         As a result of the termination of this business, we recorded an impairment loss of $1,019,301 at September 30, 2001, related to intangible assets we acquired from Update Systems, Inc. in January 2000 (See Note 3).

         We expect to recognize a nominal gain from the sale of the tangible and intangible assets of $6,021 after deducting selling expenses of $177,174 as summarized below:

Sale price                                          $ 500,000
                                                    ---------
Fair value of tangible assets sold                    225,262
Fair value of intangible assets sold                  198,656
Assumed liabilities and deferred revenue             (107,113)
Selling costs                                         177,174
                                                    ---------
Total fair value of assets sold and selling costs     493,979
                                                    ---------
Gain on sale of tangible and intangible assets      $   6,021
                                                    =========

         The receipt of any additional proceeds as indicated above will increase the gain we recognize from the sale of these assets.

         The selling costs consist of fees to a financial advisory firm for which we issued a non-interest bearing note payable totalling $106,240, due and payable at the earlier of July 31, 2002, or the date that Webb completes a financing, and a three-year warrant to purchase 125,000 shares of our common stock at an exercise price of $2.50 per share. Webb can purchase the warrant at any time for $5.00 per share. We valued the warrant at $70,934 using the Black-Scholes option pricing model utilizing the following assumptions:

Exercise price                                                 $2.50
Fair market value of common stock on valuation date            $0.93
Option life                                                  3 years
Volatility rate                                                  127%
Risk-free rate of return                                         7.0%
Dividend rate                                                      0%

         We expect to recognize a loss of $6,021 from the sale of the perpetual software license after we record an impairment loss for the intangible assets we acquired from Update Systems, Inc. in January 2000, as summarized below:

Perpetual software license fee                              $1,000,000
Net book value of intangible assets                          1,006,021
                                                      ----------------

Loss                                                        $   (6,021)
                                                      ================

NOTE 15 - RESTATEMENT

         In December 1999, we issued a warrant to the holder of our 10% note payable in connection with amending the terms of our 10% note payable. This warrant was issued in connection with the sale of our series B preferred stock, which we completed in February 2000. We originally recorded the warrant, valued at $2,311,475, as a series B preferred stock offering cost. We have now determined that it is appropriate to re-characterize this warrant as additional consideration to the note holder, and have revised our accounting for this warrant to reflect it as a deferred financing asset related to the 10% note payable. Accordingly, the results of operations for periods after December 1999, through March 2001, have been restated to reflect such capitalization and amortization of the $2,311,475 as additional non-cash interest expense from the date of issuance to the date of maturity for the 10% convertible note payable, August 25, 2002. This restatement has no effect on previously reported cash flows from operations, investing activities, or financing activities.

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

Condensed Consolidated Balance Sheet:

                                                                                          December 31, 2000
                                                                                  ---------------------------------
                                                                                    As Filed           As Restated
                                                                                  ------------         ------------
                                   ASSETS
Current assets                                                                    $  6,264,566         $  6,721,948
Other assets                                                                         9,340,870            8,883,488
Deferred financing costs (Note 1)                                                      104,893              815,301
                                                                                  ------------         ------------

         Total assets                                                             $ 15,710,329         $ 16,420,737
                                                                                  ============         ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities                                                                       $  6,199,421         $  6,199,421
                                                                                  ------------         ------------

Minority interest in subsidiary (Note 4)                                               523,700                    -
                                                                                  ------------         ------------
Stockholders' equity:
     Preferred stock:                                                                  912,286              912,286
     Common stock (Note 2)                                                          85,986,641           85,506,004
     Warrants and options  (Note 3)                                                 13,740,819           15,450,237
     Deferred compensation (Note 4)                                                   (402,137)            (154,774)
     Other accumulated comprehensive income                                              1,371                1,371
     Accumulated deficit                                                           (91,251,772)         (91,493,808)
                                                                                  ------------         ------------

              Total stockholders' equity                                             8,987,208           10,221,316
                                                                                  ------------         ------------

              Total liabilities and stockholders' equity                          $ 15,710,329         $ 16,420,737
                                                                                  ============         ============


Unaudited Condensed Consolidated Statement of Operations:

                                                Three Months Ended                        Nine Months Ended
                                                September 30, 2000                       September 30, 2000
                                         --------------------------------         ---------------------------------
                                         As Reported          As Restated         As Reported          As Restated
                                         -----------          -----------         ------------         ------------
Loss from operations                     $(3,668,483)         $(3,668,483)        $ (8,304,682)        $ (8,304,682)
Interest income                               58,535               58,535              495,832              495,832
Other income                                  12,226               12,226               12,265               12,265
Loss on disposal of property and
   equipment                                (348,081)            (348,081)            (340,043)            (340,043)
Interest expense                            (109,571)            (217,958)            (457,523)            (867,509)
                                         -----------          -----------         ------------         ------------
Net loss from continuing operations
                                          (4,055,374)          (4,163,761)          (8,594,151)          (9,004,137)
Net loss from discontinued
   operations                             (3,284,035)          (3,284,035)        $(11,176,093)        $(11,176,093)
                                         -----------          -----------         ------------         ------------

                                         -----------          -----------         ------------         ------------
Net loss                                  (7,339,409)          (7,447,796)         (19,770,244)         (20,180,230)
Preferred stock dividends                          -                    -             (373,126)            (373,126)
Accretion of preferred stock to
   redemption value                                -                    -          (12,500,000)         (12,500,000)
                                         -----------          -----------         ------------         ------------
Net loss applicable to common
   stockholders                          $(7,339,409)         $(7,447,796)        $(32,643,370)        $(33,053,356)
                                         ===========          ===========         ============         ============

Net loss per share, basic and
   diluted                               $     (0.80)         $     (0.81)        $      (3.63)        $      (3.67)
                                         ===========          ===========         ============         ============

Weighted average shares
    outstanding, basic and diluted         9,217,471            9,217,471            8,999,188            8,999,188
                                         ===========          ===========         ============         ============


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

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Webb is the founder and the majority stockholder of Jabber, a company in the early stages of building extensible instant messaging software products and services. We formed Jabber, in February 2000 to commercialize the Jabber.org instant messaging system begun in 1998 by Jeremy Miller, the founder of this open-source movement. We became the commercial sponsor of the Jabber.org open-source movement in September 1999 in connection with our employment of Mr. Miller.

     Prior to October 16, 2001, we were also engaged in developing software products and services designed to assist small businesses in developing, maintaining and strengthening local buyer-seller relationships. This business was terminated on October 16, 2001 as we were unable to obtain financing for this business on acceptable terms and market conditions for these products and services were continuing to develop at a slower rate than we had anticipated.

     Our business plan for Jabber includes leveraging the large commercial development network and the innovations being sponsored in the open-source community as the primary sources for new customers and strategic relationships. Under a July 17, 2001 stock purchase agreement with Jabber and us, France Telecom Technologies Investissements has acquired approximately 22% of Jabber for an investment of $5 million and may acquire another 7% of Jabber for an additional $2 million. On October 31, 2001, we owned approximately 71% of Jabber.

     On October 16, 2001, we terminated our AccelX local commerce business, granted a license for software used in this business to Nextron Communications, Inc. for a license fee of $1 million and sold assets used in this business to Nextron Communications for an initial purchase price of $500,000. If Nextron Communications completes a financing for at least $2 million by January 31, 2002, it will pay us an additional $750,000 for these assets. If the financing transaction is not completed by January 31, 2002, but is completed by June 30, 2002, then Nextron Communications will pay us an additional $350,000 for the assets. If the financing transaction is not completed by June 30, 2002, then we will not receive any additional consideration for the assets. We recorded an non-cash impairment loss of $1,019,301 because the fair value of the intangibles that were part of our AccelX business indicated that the carrying amount of those assets were impaired, primarily related to the goodwill and intangible assets from the acquisition of Update Systems, Inc. in 2000. Unless we receive additional proceeds, we will record a net zero gain in the fourth quarter of 2001 from the sale of the assets.

     We reduced the number of our employees by 16 in connection with the termination of the AccelX business. Thirteen of these employees, including Perry Evans, our chief executive officer and a director, and Susan Dalton, vice president of AccelX operations, were hired by Nextron Communications. Mr. Evans resigned as our chief executive officer, president and as a director, but continues to serve as a director of Jabber. Nextron Communications has agreed to sublease for up to one year approximately 3,500 square feet in our corporate offices in Denver, Colorado for approximately $10,000 per month. At October 31, 2001, we employed 48 persons, including nine administrative and support personnel employed by Webb and 39 persons employed by Jabber, Inc.

     Jabber projects revenues of from $600,000 to $900,000 during the fourth quarter of 2001, for revenues to increase significantly during 2002 compared to 2001 and to achieve positive cash flow from operations during 2003. Jabber's revenues in the current year have been derived primarily from software license sales. Revenue in 2000 were derived primarily from professional services.

     We have incurred losses from operations since inception. At September 30, 2001, we had an accumulated deficit of approximately $113 million. The accumulated deficit at September 30, 2001, included approximately $59.7 million of non-cash expenses related to the following:

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

     The accompanying condensed consolidated financial statements have been prepared assuming that Webb will continue as a going concern. Among other factors, we have incurred significant and recurring losses from operations, and such losses are expected to continue in the near future, which, combined with our current inadequate working capital, and substantial short-term liabilities raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The report of Arthur Andersen LLP, our independent public accountants, issued with regard to our financial statements for the year ended December 31, 2000, included a paragraph expressing substantial doubt about our ability to continue as a going concern.

     We have not been profitable since inception. Our ability to become profitable depends on Jabber's ability to market its products and services and generate revenues sufficient to exceed our expenses. Because of the new and evolving nature of the Internet, and Jabber's early stage of development, we cannot predict whether our revenue model will prove to be viable, whether demand for Jabber's products and services will materialize at the prices Jabber expect to charge, or whether current or future pricing levels will be sustainable.

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

     During July and September 2000, Jabber issued 912,500 shares of common stock of its to Jabber employees, an officer of Webb and members of the Jabber advisory boards for services provided to Jabber and to be rendered in future periods. Certain of the shares were vested immediately, and certain shares vest over a periods ranging from one month to two years. We recorded the estimated fair value of these shares and the related deferred compensation totalling $523,700 on the grant date. Through December 31, 2000, we recorded compensation expense totalling $276,337. In our previously reported results for the year ended December 31, 2000, we recorded minority interest on our balance sheet equal to the total value of the common stock and did not allocate any of Jabber's losses to the minority shareholders of Jabber. We have revised our accounting for the minority interest to reflect the minority share of Jabber's losses in an amount equal to the minority interest share of Jabber's net assets.

     This restatement and its impact on previously reported quarterly amounts are presented below.


Unaudited Condensed Consolidated Statement of Operations:

                                               Three Months Ended                         Nine Months Ended
                                               September 30, 2000                         September 30,2000
                                      -------------------------------------     --------------------------------------
                                         As Reported          As Restated          As Reported          As Restated
                                      ----------------     ----------------     -----------------    -----------------
Loss from operations                    $ (3,668,483)        $ (3,668,483)        $ (8,304,682)        $ (8,304,682)
Interest income                               58,535               58,535              495,832              495,832
Other income                                  12,226               12,226               12,265               12,265
Loss on disposal of property and
   equipment                                (348,081)            (348,081)            (340,043)            (340,043)
Interest expense                            (109,571)            (217,958)            (457,523)            (867,509)
                                        ------------         ------------         ------------         ------------
Net loss from continuing operations       (4,055,374)          (4,163,761)          (8,594,151)          (9,004,137)
Net loss from discontinued
   operations                             (3,284,035)          (3,284,035)         (11,176,093)         (11,176,093)
                                        ------------         ------------         ------------         ------------
Net loss                                  (7,339,409)          (7,447,796)         (19,770,244)         (20,180,230)
Preferred stock dividends                          -                    -             (373,126)            (373,126)
Accretion of preferred stock to
   redemption value                                -                    -          (12,500,000)         (12,500,000)
                                        ------------         ------------         ------------         ------------
Net loss applicable to common
   stockholders                         $ (7,339,409)        $ (7,447,796)        $(32,643,370)        $(33,053,356)
                                        ============         ============         ============         ============
Net loss per share, basic and
   diluted                              $      (0.80)        $      (0.81)        $      (3.63)        $      (3.67)
                                        ============         ============         ============         ============
Weighted average shares outstanding,
   basic and diluted                       9,217,471            9,217,471            8,999,188            8,999,188
                                        ============         ============         ============         ============

     Due to the termination of the our AccelX business segment on October 16, 2001, continuing operations of Webb refer to the Jabber business segment and Webb's corporate activities. Jabber commenced operations in May 2000, and was a development stage enterprise through March 2001, at which time it released its initial proprietary IM software products. Prior to July 2001, Jabber earned revenue primarily from professional service engagements in which Jabber customized its commercial server software and the open-source IM software for customers.

Revenues:

     Components of net revenues from continuing operations and cost of revenues are as follows:

                                      Three Months Ended                Nine Months Ended
                                         September 30,                    September 30,
                                  ---------------------------     -----------------------------
                                      2001           2000             2001             2000
                                  ------------   ------------     ------------     ------------
Net revenues
    Licenses                      $  220,000      $  15,000        $ 353,746        $  25,000
    Services                          25,733        232,645          149,466          251,195
                                  ----------      ---------        ---------        ---------
       Total net revenues:           245,533        247,645          503,212          276,195

Cost of revenues:
    Cost of licenses                      45            906              120              906
    Cost of services                 183,053        103,947          664,899          116,904
                                   ---------      ---------        ---------        ---------
       Total cost of revenues        183,098        104,853          665,019          117,810
                                   ---------      ---------        ---------        ---------

Gross margin                      $   62,635      $ 142,792        $(161,807)       $ 158,385
                                  ==========      =========        =========        =========

     License revenues represent fees earned for granting customers licenses to use Jabber software products. During the second quarter of 2001, Jabber began licensing products based on a perpetual license, concurrent user pricing model. During the 2001 three-month period Jabber recognized $200,000 of software license revenue from a license to Buena Vista Internet Group, a Walt Disney Company. In addition, during the second quarter of 2001, Jabber recognized $73,746 of software revenue from a license to France Telecom and $50,000 from a sale to Buena Vista Internet Group. Software revenue recognized in the 2000 three-and-nine-month periods were from licenses of Jabber's IM client software.

     Services revenues consist principally of revenue derived from fees for ongoing maintenance and support, professional services for the customization of Jabber's software and the IM open-source software to customer specifications, and assisting Jabber's customers in configuring and integrating software applications. Net revenues from services were $25,733 and $149,466 for the three and nine months ended September 30, 2001, respectively, and were $232,645 and $251,195 for the three and nine months ended September 30, 2000, respectively. During the 2001 three-month period Jabber recognized revenue from maintenance and support contracts ratably over the term of the agreements. Jabber is also working on a professional services engagement valued at approximately $115,000 for which it will recognize revenue at the completion of the project, which it expects to occur in the fourth quarter of 2001. In addition to recognizing $51,841 from maintenance and support agreements during the 2001 nine-month period, Jabber also recognized $76,425 in professional service revenue in the first quarter of 2001 from the conclusion of one project. Service revenue for the 2000 three-and-nine month periods are from professional service and consulting engagements, primarily from two customers.

Cost of Revenues:

     Cost of license revenues consists of shipping costs to deliver Jabber's software products. Cost of service revenues consists of compensation costs and consulting fees associated with performing custom programming, installation and integration services for Jabber's customers and support services. Cost of revenues as a percentage of net revenues from continuing operations was 75% for the three months ended September 30, 2001, compared to 42% for the similar 2000 period and 132% for the nine months ended September 30, 2001, compared with 43% for the similar 2000 period. During the third and fourth quarters of 2000, Jabber established separate professional services and customer support organizations in anticipation of higher sales volume. With the formation of these two organizations, Jabber incurred $81,981 and $358,132 more in costs in the 2001 three-and-nine-month periods, respectively, for these fixed costs which were comprised primarily of employee compensation and other employee related costs. At the beginning of September 2001, Jabber reduced these monthly fixed costs by approximately $33,000 through the elimination of five positions and the consolidation of responsibilities.

Operating Expenses:

     Sales and marketing expenses consist primarily of employee compensation, cost of travel, advertising and public relations, trade show expenses, and costs of marketing materials. Sales and marketing expenses were $277,645 for the three months ended September 30, 2001, or 113% of net revenues, compared with $149,167, or 60% of net revenues for the similar 2000 period. Sales and marketing expenses were $739,209 for the nine months ended September 30, 2001, or 147% of net revenues, compared with $178,919 or 65% of net revenues, for the similar 2000 period. The increases in absolute dollars for the 2001 three-and-nine-month periods were primarily attributable to incurring $192,375 and $542,523 more compensation costs, respectively, as Jabber hired five employees during the fourth quarter of 2000 through the third quarter of 2001. During the 2001 nine-month period, Jabber also incurred $25,000 more in travel expenses in support of sales efforts. These increases were partially off-set by decreases in trade show expenses of $49,760 and $33,499 in the 2001 three-and-nine-month periods, respectively. Jabber also incurred $24,550 less in the 2001 period for consulting expenses associated with marketing and public relations. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods as Jabber continues to market its products, develop business relationships and execute on its sales plan.

         Product development expenses consist primarily of employee compensation and programming fees relating to the development and enhancement of the features and functionality of Jabber's software products and services. During the 2001 and 2000 periods, all product development costs were expensed as incurred. Product development expenses were $805,956 for the three months ended September 30, 2001, or 328% of net revenues, compared with $507,774 or 205% of net revenues, for the similar 2000 period. Product development expenses were $2,172,192 for the nine months ended September 30, 2001, or 432% of net revenues, compared with $786,921 or 285% of net revenues, for the similar 2000 period. The absolute dollar increase during the 2001 three-month period and the increase during the 2001 nine-month period were due primarily to building a product development organization. Jabber incurred $345,086 and $1,424,143 more in employee compensation during the 2001 three-and-nine-month periods, respectively, primarily due to the hiring of a total of 18 employees in product development beginning in the third quarter of 2000 through the third quarter of 2001. Jabber incurred $13,464 in severance costs in the 2001 three-month period in connection with the elimination of five positions. Jabber also incurred $30,649 and $38,624 more in software support expense and third-party software we purchased to include in its core product. These increases were partially off-set by (i) reductions in employee recruiting expenses of $59,900 and 38,948 in the 2001 three-and-nine-month periods, respectively, as Jabber used an internal recruiter to reduce outside search fees; and (ii) reductions in travel costs of $43,749 and $46,400 in the 2001 three-and-nine month periods, respectively. We believe that significant investments in product development are critical to attaining Jabber's strategic objectives and, as a result, we expect product development expenses to continue in future periods.

         General and administrative expenses consist primarily of employee compensation, consulting expenses, fees for professional services, and non-cash expense related to stock and warrants issued for services. General and administrative expenses were $1,407,057 for the three months ended September 30, 2001, or 573% of net revenues, compared with $2,587,391, or 1045% of net revenues, for the similar 2000 period. General and administrative expenses for the nine months ended September 30, 2001, were $4,527,976 or 900% of net revenues, compared with $6,718,780 or 2433% of net revenues, for the similar 2000 period. General and administrative expenses for Jabber were $567,659 and $1,808,240 for the three and nine months ended September 30, 2001, respectively, and were $2,011,629 and $2,928,002 for the three and nine months ended September 30, 2000, respectively. The decreases in absolute dollars during the 2001 periods are primarily attributable to a reduction in consulting expenses. Jabber incurred consulting fees from DiamondCluster totalling $1,212,525 and $1,996,108 in the 2000 three-and-nine-month periods, respectively. This decrease was partially off-set by increases in employee compensation of $81,718 and $288,827 in the 2001 three-and-nine-month periods, respectively, primarily from the addition of a chief executive officer in January 2001, and a chief financial officer in July 2001. We expect Jabber's general and administrative expenses to increase in future periods as Jabber continues to build the administrative infrastructure needed to support its business.

         General and administrative expenses for Webb were $839,398 and $2,719,736 for the three and nine months ended September 30, 2001, respectively, and $577,221 and $3,790,776 for the three and nine months ended September 30, 2000, respectively. The increase in the 2001 three-month period was primarily attributable to registration penalty fees incurred to an investor of $206,080 because of a delay in registering the shares of our common stock issuable upon conversion of our series C-1 preferred stock. In addition, general and administrative expenses for Webb for the third quarter of 2000 were reduced by a one-time make-up allocation to Jabber of approximately $648,000, representing its share of these expenses for the first and second as well as the third quarters of 2000. Prior to the third quarter of 2000, none of these costs had been allocated to Jabber. These increases were partially off-set by a reduction in accrued employee bonuses in the 2001 period. The decrease in the 2001 nine-month period was primarily due to (i) reduced employee compensation expenses totalling $291,446 as a result of the elimination of five positions;
(ii) a reduction in accrued bonuses of $307,315; (iii) a decrease in expenses for Nasdaq listing fees of $74,239 we incurred in second quarter of 2000 to move from the Smallcap market to the National market; (iv) a reduction in non-cash compensation expense for the issuance of securities for services totalling $206,586; (v) a reduction in expenses for our annual report and shareholders meeting of $110,049; and (vi) a reduction in investor relation expenses of $79,048. These decreases were partially off-set by the registration penalty fee totalling

$206,080 in 2001, and an increase in rent expense totalling $143,276 as we moved to a new office in May 2000, which resulted in both higher rental rates and an increase in the amount of space rented. We expect general and administrative expenses for Webb to be less than $100,000 per month beginning in 2002, as a result of cost reductions associated with the termination of our AccelX business in October 2001, and other cost reduction measures being implemented in the fourth quarter of 2001.

         Depreciation and amortization was $575,307 for the three months ended September 30, 2001, compared to $566,943 for the similar 2000 period and $1,675,070 for the nine months ended September 30, 2001, compared with $778,447 for the similar 2000 period. We recorded $703,000 more in amortization expense during the 2001 nine-month period, from $454,064 in the 2000 period to $1,156,885 in the 2001 period, as Webb contributed intangible assets to Jabber at Webb's carryover basis during the third quarter of 2000 and the amortization expense of these intangible assets prior to the contribution are included in net loss from discontinued operations for the 2000 periods. Because our business has never been profitable, and due to the other risks and uncertainties discussed herein, it is possible that an analysis of these long-lived assets in future periods could result in a conclusion that they are impaired, and the amount of the impairment could be substantial. After the termination of our AccelX business, the remaining intangible assets consists of intangible assets related to our Jabber products which totalled $1,117,167 at September 30, 2001. We have concluded, based upon the values established in the transaction with FTTI, that the intangible assets and goodwill related to our Jabber products are not impaired. If we determined that these assets were impaired, we would have to record an impairment charge for these assets which could be as much as the remaining net book value of the assets, which would substantially decrease our reported tangible assets.

Other Income and Expenses:

         Interest income was $12,630 for the three months ended September 30, 2001, compared to $58,535 for the similar 2000 period and $118,970 for the nine months ended September 30, 2001, compared with $495,832 for the similar 2000 period. We recorded interest income on notes receivable form company officers totalling $3,345 and $10,444 during the three and nine months ended September 30, 2001, respectively.

         Interest expense was $212,397 for the three months ended September 30, 2001, compared with $217,958 for the similar 2000 period and $3,106,544 for the nine months ended September 30, 2001, compared with $867,509 for the similar 2000 period. We recorded interest expense related to the convertible note payable issued by Jabber totalling $11,478 and $43,362 for the three and nine months ended September 30, 2001, respectively. In connection with the issuance of Jabber preferred stock in July 2001, $41,000 of this interest was converted into 41 shares of Jabber's series B preferred stock. We recorded $21,448 of interest expense for the 2001 three-and-nine-month periods related to the short-term notes payable, including $18,369 of non-cash interest expense for the amortization of the associated deferred financing costs and discount. We recorded interest expense related to the 10% convertible note payable as follows:

                                         Three Months Ended                         Nine Months Ended
                                            September 30,                             September 30,
                                --------------------------------------    --------------------------------------
                                      2001                 2000                 2001                 2000
                                ----------------     ----------------     ----------------      ---------------
                                                      (As Restated -                            (As Restated -
                                                       See Note 13)                              See Note 13)
Amortization of discount               $  33,423            $  55,297          $   118,155            $ 152,231
Amortization of financing
      costs                               91,865               83,958              326,894              466,459
Principal-in-kind notes                      373               63,014                9,809              154,110
Beneficial conversion feature                  -                    -            2,394,234                    -
Cash interest expense                     49,486                    -              170,934                    -
                                ----------------     ----------------     ----------------      ---------------
      Total interest expense           $ 175,147            $ 202,296          $ 3,020,026            $ 772,800
                                ================     ================     ================      ===============

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

         In addition, the reduction of non-cash interest expense related to the 10% note payable discount and deferred financing costs in the 2001 periods is a result of lower balances being amortized compared with the 2000 periods due to conversions of the 10% convertible note payable. During the 2001 three-and-nine-month periods, we recorded a charge to additional paid in capital which otherwise would have been recorded as interest expense in future periods totalling $59,844 and $8,276, respectively, for the discount and $22,017 and $164,021, respectively, for the deferred financing costs in connection with the conversion of notes totalling $590,000. The remaining unamortized discount totalling $117,678 and deferred financing costs totalling $324,431 will be recorded as non-cash interest expense in future periods through the third quarter of 2002, unless the note payable is converted before its maturity date of August 25, 2002, in which event the then amount of the unamortized discount and deferred financing costs would be charged to additional paid-in capital.

Discontinued Operations:

         On October 16, 2001, we terminated our AccelX local commerce business. In connection with the termination of this business, we granted a perpetual license for software used in this business to Nextron Communications, Inc. for a license fee of $1 million (See Note 14). The terms of this perpetual license transfers substantially all of our rights and their related value for this technology. In addition, we sold assets used in this business to Nextron for an initial purchase price of $500,000. In the event that Nextron completes a qualifying financing transaction by January 31, 2002, Nextron will pay Webb an additional $750,000 for the assets. If the financing transaction is not completed by January 31, 2002, but is completed by June 30, 2002, Nextron will pay Webb an additional $350,000 for the assets. If the financing transaction is not completed by June 30, 2002, Webb will not receive any additional consideration for the assets.

         As a result of the termination of this segment, we recorded an impairment loss of $1,019,301 for the three months ended September 30, 2001, related to intangible assets we acquired from Update Systems, Inc. in January 2000. We expect to recognize a nominal gain from the sale of the tangible and intangible assets. The receipt of additional proceeds, if any, as indicated above will increase the gain we recognize from the sale of these assets.

         In September 2000, we sold our e-banking segment to a privately held company.

         The sales of these segments are reflected as a sale of discontinued operations in the accompanying condensed consolidated financial statements. Accordingly, the revenues, costs and expenses of these discontinued operation have been excluded from the respective captions in the Condensed Consolidated Statement of Operations and have been reported as "Loss from discontinued operations" for all periods presented.

         Summarized financial information for the discontinued operations are as follows:

                                                   Three Months Ended                        Nine Months Ended
                                                     September 30,                             September 30,
                                          -------------------------------------    --------------------------------------
AccelX Business Segment:                        2001                 2000                 2001                 2000
                                          ----------------     ----------------    -----------------    -----------------
    Net revenues                          $        296,782     $      1,415,094    $       1,766,541    $       3,102,845
                                          ----------------     ----------------    -----------------    -----------------
    Costs and expenses:
        Cost of revenues                           581,569              676,572            2,562,889            2,015,536

        Sales and marketing expenses                90,566              931,158              767,440            2,094,634
        Product development expenses               251,172              944,717            2,030,579            3,222,685
        General and administrative
            expenses                                48,939              213,497              544,356              559,578
        Depreciation and amortization              536,568            1,729,913            1,581,743            6,121,376
        Impairment loss                          1,019,301                    -            1,019,301                    -
                                          ----------------     ----------------    -----------------    -----------------

            Total costs and expenses             2,528,115            4,495,857            8,506,308           14,013,809
                                          ----------------     ----------------    -----------------    -----------------

    Operating loss                              (2,231,333)          (3,080,763)          (6,739,767)         (10,910,964)
    Other income and expenses:
        Gain (loss) on foreign currency
            transactions                              (868)                   -              (18,386)                   -
        Other income                                32,195                    -               32,185                    -
                                          ----------------     ----------------    -----------------    -----------------
    Loss from discontinued operations     $     (2,200,006)    $     (3,080,763)   $      (6,725,968)   $     (10,910,964)
                                          ================     ================    =================    =================


E-banking Business Segment:
    Net revenues                           $             -     $         73,092    $               -    $         497,821
    Costs and expenses:                                  -              276,364                    -              762,950
                                          ----------------     ----------------    -----------------    -----------------
    Net loss from discontinued
        operations                        $              -     $       (203,272)   $               -    $        (265,129)
                                          ================     ================    =================    =================

Minority Interest:

         Minority interest arises from the allocation of losses in Jabber to its minority stockholders. Minority stockholders of Jabber include holders of Jabber's common stock, holders of Jabber's series B preferred stock, the holder of 750,000 shares of Jabber's series A-1 preferred stock and the holder of 25 shares of Jabber's series C preferred stock (See Note 7 of Notes to Condensed Consolidated Financial Statements for information regarding the sale of Jabber securities and the pledge of the series A-1 preferred stock). The capital and voting structure of Jabber's common and preferred stock at September 30, 2001 is as follows:

                                            Preferred         Preferred         Preferred        Preferred
                             Common            A-1               A-2                B                C
                          -------------    -------------     -------------    -------------     -------------
Shares                          912,500        7,400,000         1,400,000            4,881             7,781
Votes                           912,500        7,400,000        14,000,000        4,881,000         7,781,000
Votes per share                       1                1                10                1                 1

Control of votes:
Webb                                  -        6,650,000        14,000,000                -         7,846,000
FTTI                                  -          750,000                 -        4,191,000                 -
Others                          912,500                -                 -          690,000            25,000
                          -------------    -------------     -------------    -------------
Total                           912,500        7,400,000        14,000,000        4,881,000         7,781,000
                          =============    =============     =============    =============     =============

         We allocate a portion of Jabbers net losses to the minority stockholders, excluding holders of Jabber's series B preferred stock, to the extent of their share in net assets of Jabber. For the three and nine months ended September 30, 2001, we allocated $72,550 and $251,090, respectively, of Jabber's losses to its minority stockholders.

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

         During the nine months ended September 30, 2001, we recorded accretion expense totalling $2,856,627, including $1,970,558 related to the issuance of our series C-1 preferred stock and $886,069 related to the reset of the conversion price of our series B-2 preferred stock on February 28, 2001.

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

         We may also incur additional preferred stock accretion expense in future periods as a result of the convertible preferred stock we issue in connection with the investment by FTTI in Jabber. We may also record additional preferred stock accretion expense if we issue our series C-2 preferred stock as contemplated in the securities purchase agreement we entered into on February 28, 2001, or for the issuance of other securities with similar terms. The accretion expense, if any, in future periods as a result of these two transactions may be significant.

         The terms of Jabber's series B preferred stock provides for an 8% cumulative dividend. For the three and nine months ended September 30, 2001, we recorded $57,989 of preferred stock dividends. In addition, Jabber's series C preferred stock also provides for an 8% cumulative dividend. The series C preferred stock dividends totalling $260,501 for the three and nine months ended September 30, 2001, were eliminated in consolidation.

         Net Loss Applicable to Common Stockholders:

         Net loss allocable to common stockholders was $5,379,762 for the three months ended September 30, 2001, compared with $7,447,796 for the similar 2000 period and $21,630,076 for the nine months ended September 30, 2001, compared with $33,053,356 for the similar 2000 period. Included in net losses allocable to common stockholders are non-cash expenses for transactions related to acquisitions, financing, and securities we issued for services as summarized in the following table:

                                            Three Months Ended                         Nine Months Ended
                                               September 30,                             September 30,
                                   --------------------------------------    --------------------------------------
                                         2001                 2000                 2001                 2000
                                   -----------------    -----------------    -----------------     ----------------
                                                          (As Restated -                            (As Restated -
                                                           See Note 13)                              See Note 13)
Amortization of intangible
      assets and goodwill             $  940,731           $2,103,891          $  2,660,522          $ 6,233,936
Impairment loss                        1,019,301                    -             1,019,301                    -
Stock and warrants issued for
      services                           131,748              (20,825)              627,195              634,690
Beneficial conversion
      feature, amortization
      of discount and
      financing costs to
      interest expense and
      non-cash interest
      related to the 10%
      convertible note
      payable                            125,661              202,296             2,849,092              772,800
Amortization of discount and
      financing costs related
      to short-term notes
      payable                             18,369                    -                18,369                    -
Preferred stock dividends                 57,989                    -                57,989              373,126
Accretion of preferred
      stock
                                               -                    -             2,856,627           12,500,000
                                -----------------    -----------------    -----------------     ----------------

Total                                 $2,293,799           $2,285,362          $ 10,089,095          $20,514,552
                                =================    =================    =================     ================

     The decrease in losses for the 2001 three-and-nine-month periods are a result of recording $1,163,160 and $3,573,414, respectively, less in amortization expense as well as incurring $707,516 and $665,467, respectively, less in operating losses for our AccelX operations. In the 2001 three-month period Jabber incurred $933,186 less in losses compared to the similar 2000 period. In the 2001 nine-month period, we recorded $7,863,849 less in non-cash expenses related to interest expense, preferred stock dividends and preferred stock accretion expense for beneficial conversion features related to financing transactions. These reductions in the 2001 nine-month period were partially off-set by an increase of $1,937,368 in losses for our Jabber subsidiary. This is due to the time-lag associated with product development and market introduction as well as the long sales cycle for most of Jabber's products and services. We expect to continue to experience increased operating expenses during 2001, due to the continuing development of the Jabber business.

LIQUIDITY AND CAPITAL RESOURCES

     Following the FTT purchase of Jabber preferred stock in July and September 2001 (See Note 10 to Notes to Condensed Consolidated Financial Statements), our Webb and Jabber business are being separately funded. Consequently, liquidity and capital resources for each business is presented below. Refer to Note 12 to Notes to Condensed Consolidated Financial Statements for the separate financial statements for each business.

     As of September 30, 2001, Jabber had cash and cash equivalents of $1,852,109 and working capital of $1,234,629. We financed our Jabber operations and capital expenditures and other investing activities during 2001 primarily through the sale of preferred stock to FTTI as well as cash investments by Webb totaling $2,327,770.

     Jabber used $4,613,429 in cash to fund its operations for the nine months ended September 30, 2001, compared to $3,604,609 for the similar 2000 period. The increase in the 2001 nine-month period is due to increased employee compensation of $2.9 million as a result of hiring 29 more employees from the September 2000, to

September 2001. This increase was partially off-set by a reduction in consulting expense as Jabber incurred $2 million in fees to DiamondCluster in the 2000 period.

     Jabber used $123,562 in investing activities for the purchase of property and equipment compared with $138,915 for the similar 2000 period. Jabber does not plan to purchase a significant amount of property and equipment during the remainder of 2001.

     We believe that the $4.25 million investment by FTTI in Jabber will be sufficient to fund Jabber's activities into the first quarter of 2002. In addition to the $4.25 million already invested by FTTI, the preferred stock purchase agreement executed in July 2001, provides for, subject to certain conditions, the sale to FTTI of an additional $2 million worth of Jabber preferred stock. We believe the additional proceeds from this transaction would be adequate to sustain our Jabber operations through at least 2002. In addition to the funds that FTTI may provide, we intend to seek up to an additional $3 million to fund Jabber's business from other investors . There can be no assurances that Jabber will satisfy the revenue conditions for the additional $2 million investment from FTTI or that any additional funding will be available to Jabber. If Jabber is not successful in obtaining funding in appropriate amounts or on appropriate terms, we would consider additional reductions in Jabber's operating activities.

     As of September 30, 2001, Webb had cash and cash equivalents of $63,966 and a working capital deficit of $(3,092,599). We financed our operations and capital expenditures and other investing activities during 2001 primarily through the sale of securities (See Notes 5, 6 and 7 to Notes to Condensed Consolidated Financial Statements for information regarding sales of securities).

     We used $5,880,051 in cash to fund Webb's operations for the nine months ended September 30, 2001, compared to $8,615,235 for the similar 2000 period. The decrease in the 2001 nine-month period is primarily a result of cost reduction measures we implemented beginning in the second quarter of 2001, with reductions in Webb's workforce, including layoffs in our AccelX business and corporate segment, as well as reductions in other employee related expenses such as travel. From June 2001 through September 30, 2001, these cost reductions resulted in lower expenses of approximately $5.4 million. In addition, with the termination of our AccelX business in October 2001, Webb's monthly cash operating expenses are estimated to be less than $100,000 per month beginning in 2002.

     We used $2,350,636 in investing activities compared with $5,792,671 for the similar 2000 period. During the nine months ended September 30, 2001, Webb invested $2,327,770 in Jabber, compared with $3,743,524 for the similar 2000 period. Webb purchased $75,159 of property and equipment in the first nine months of 2001 compared with $1,972,885 for the similar 2000 period. During the 2000 period, property and equipment purchases included $921,600 for leasehold improvements, office furnishings and a server room build-out for our new offices which we occupied in May 2000, as well as $617,000 for computer hardware and $420,000 for third-party software for software development and accounting. During the 2000 period, we also loaned $100,000 to a company officer. In the 2001 period, we collected $30,000 from a loan we made to an officer of the company in the fourth quarter of 2000. We do not plan to purchase a significant amount of property and equipment during the remainder of 2001 or in 2002.

     During October 2001, we terminated our AccelX business for and received $1.5 million in connection with the licensing of AccelX software and the sale of AccelX assets. The asset purchase agreement provides for the purchaser to pay Webb additional proceeds ranging from $350,000 to $750,000 if the purchaser completes a financing transaction no later than June 30, 2002 (See Note 14 to Notes to Condensed Consolidated Financial Statements). We believe that these proceeds received will be sufficient to fund Webb's operations only until January 2002. We need to raise at least $4 million to pay trade payables ($935,000), provide a reserve for the payment of the convertible note due in August 2002 ($2 million), and fund Webb's operating expenses throughout 2002. We have begun discussions for an additional $7.5 million of funding for Webb. These funds would be used to fund our both Webb and Jabber operations for fiscal 2002. However, we have no commitments for financing and there can be no assurances that these funds will be available or if available, that they will be available on acceptable terms.

     In the event that we are not able to obtain additional operating capital for Webb, we will be required to sell all or a portion of our interest in Jabber to raise additional working capital for this business. Further sales of our interest in Jabber could have a material adverse effect on our operating results and financial condition. In its report accompanying the audited financial statements as of and for the year ended December 31, 2001, Arthur Andersen LLP expressed substantial doubt about our ability to continue as a going concern.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Factors that may affect our future results include, but are not limited to, the following items as well as the information in "Item 1 - Financial
Statements - Notes to the Condensed Consolidated Financial Statements" and "Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Our limited operating history makes it difficult to evaluate our business. We were founded in March 1994 and began sales in February 1995. Subsequently, our business model has changed periodically to reflect changes in technology and markets. We have a limited operating history for our current business model upon which you may evaluate us. Our business is subject to the risks, exposures and difficulties frequently encountered by early-stage companies with a limited operating history including:

     .   Limited ability to respond to competitive developments;
     . Exaggerated effect of unfavorable changes in general economic and market conditions;
     . Limited ability to adjust our business plan to address marketplace and technological changes; and
     .   Difficulty in obtaining operating capital.

     We expect to incur net losses into 2003. We have incurred net losses since we began our business totaling approximately $113.1 million through September 30, 2001, including approximately $59.7 million of non-cash expenses. We expect to incur additional substantial operating and net losses in 2001 and 2002, and do not expect to achieve positive cash flow from operations until at least 2003. We expect to incur these additional losses because:

     . We intend to incur capital expenditures and operating expenses in excess of revenues of more than $2 million during the fourth quarter of 2001 and 2002 to cover the increasing activities of Jabber;
     . We expect to spend more than $1.5 million during the fourth quarter of 2001 and the year 2002 to finance operating expenses in addition to those for Jabber; and
     . We may continue to incur significant non-cash expenses due to financing and other equity-based transactions. The current competitive business and capital environments likely will result in our issuance of similar securities in future financing transactions.

     If we are unable to raise additional working capital, we may not be able to sustain our operations. Because our present cash and cash equivalents, working capital and commitments for additional equity investments will, based on current estimates, be adequate to sustain operations for Jabber, until March 2002 and for our other operations until January 2002, we will need to obtain additional capital to fund our business. Operating expenses for Jabber, currently exceed revenues by more than $300,000 per month. In addition, operating expenses for our corporate activities to be funded separately from those for Jabber, are expected to be approximately $1 million per year and we have outstanding payables of approximately $900,000 and a convertible note payable for approximately $2 million due in August 2002, which are also to be funded separately from Jabber. There is no assurance that we will be able to raise additional funds in amounts required or upon acceptable terms. If we cannot raise additional funds when needed, we may be required to curtail or scale back our operations or sell some of our assets.

     We may not earn revenues sufficient to remain in business. Our ability to become profitable depends on whether we can sell our products and services for more than it costs to produce and support them. Our future sales also need to provide sufficient margin to support our ongoing operating activities. The success of our revenue model will depend upon many factors including:

     . The extent to which consumers and businesses use our products and services; and
     . The success of our distribution partners in marketing their products and services.

     Because of the new and evolving nature of the Internet, the early stage of our Jabber products and our limited operating history, we cannot predict whether our revenue model will prove to be viable, whether demand for our products and services will materialize at the prices we expect to charge, or whether current or future pricing levels will be sustainable.

     If the Internet does not develop into a significant source of business-related communication, then our business will not be successful. Our business plan assumes that the Internet will develop into a significant source of business-related communication and communication interactivity. However, the Internet market is new and rapidly evolving and there is no assurance that the Internet will develop in this manner. If the Internet does not develop in this manner, our business may not be successful.

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

     There is a lot of competition in the Internet market which could hurt our revenues or cause our expenses to increase. Our current and prospective competitors include many companies, including Microsoft, Inc., and AOL Time Warner, Inc., whose financial, technical, marketing and other resources are substantially greater than ours. We may not have the financial resources, technical expertise or marketing, sales and support capabilities to compete successfully. The presence of these competitors in the Internet marketplace could hurt our business by causing us to:

     .    Reduce the average selling price of our products and services; or
     .    Increase our spending on marketing, sales and product development.

     We may not be able to offset the effects of price reductions or increases in spending. Further, our financial condition may put us at a competitive disadvantage relative to our competitors.

     It usually takes a long time and significant expense before we are able to make a sale of our products and services to a customer. While our sales cycle varies from customer to customer, it is long, typically ranging from two to six months or more, and unpredictable. Our pursuit of sales leads typically involves an analysis of our prospective customer's needs, preparation of a written proposal, one or more presentations and contract negotiations. We often provide significant education to prospective customers about the use and benefits of our Internet technologies and services. Our sales cycle may also be affected by a prospective customer's budgetary constraints and internal acceptance reviews, over which we have little or no control.

     Offering proprietary products based on the Jabber.org open-source movement may jeopardize our relationship with open-source communities. An important element of the business model for Jabber is based upon Jabber's ability to offer proprietary products compatible with Jabber.org open-source instant messaging systems. A key element of open-source software development movements is that the software and its code be offered to other developers and users free, provided that anyone who makes an improvement or modification to the software and who intends to commercialize the improvement or modification, makes them available for free to the community and other users. If the Jabber.org open-source community or other open-source communities withdraw their support for either Jabber or Jabber instant messaging products, demand for Jabber instant messaging products will likely decline.

     We may be unable to reduce our expenses if sales do not occur as expected. Because of our limited operating history, we do not have historical financial data for a sufficient number of periods on which to base planned operating expenses. Our expense levels are based in part on our expectations of future sales and to a large extent are fixed. We typically operate with little backlog and the sales cycles for our products and services may vary significantly. We may be unable to adjust spending in a timely manner to compensate for any unexpected sales shortfalls. If we were unable to so adjust, any significant shortfall of demand for our products and services in relation to our expectations would result in operating losses or reduced profitability. Further, we intend to incur significant capital expenditures and operating expenses to fund the operations of Jabber. If these expenditures are not subsequently followed by increased sales with substantial margin, then we will need to raise additional capital to stay in business.

     An investment in our common stock is risky because the price of our stock is highly volatile. Our common stock closed as high as $6.25 per share and as low as $0.50 per share between January 1, 2001 and October 31, 2001. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

     . Price and volume fluctuations in the stock market at large that do not relate to our operating performance;
     .    Fluctuations in our quarterly revenue and operating results;
     . Increases in outstanding shares of common stock upon exercise or conversion of derivative securities.

     These factors may continue to affect the price of our common stock in the future.

     We have issued numerous options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of October 31, 2001, we had issued warrants and options to acquire approximately 5,429,410 shares of our common stock, exercisable at prices ranging from $0.65 to $58.25 per share, with a weighted average exercise price of approximately $4.46 per share. We had also reserved

1,952,959 shares of common stock for issuance upon conversion of our 10% convertible notes and series B-2 and C-1 convertible preferred stock. During the terms of these derivative securities, the holders will have the opportunity to profit from an increase in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the applicable exercise or conversion price. The increase in the outstanding shares of our common stock because of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by current and future holders of our common stock.

     The significant number of shares issuable upon conversion of our convertible securities could make it difficult to obtain additional financing. 1,952,959 shares of our common stock may be issued if our 10% notes and series B-2 and C-1 convertible preferred stock are converted. This number could increase due to future financings. Due to this significant potential increase in the number of our outstanding shares of common stock, new investors may either decline to make an investment in Webb due to the potential negative effect this additional dilution could have on their investment or require that their investment be on terms at least as favorable as the terms of the notes or convertible preferred stock. If we are required to provide similar terms to obtain required financing in the future, the onerous terms and significant dilution of these financings could be perpetuated and significantly increased. In addition, the current price of our common stock may make it difficult to raise capital as a result of the terms of the notes and the convertible preferred stock, because issuances of common stock below prices specified in the notes and the convertible preferred stock would result in substantial additional shares being issued to holders of these securities, and substantial dilution to other shareholders. For example, if we were required to raise operating capital at current market prices for our common stock, the number of shares issuable upon conversion of these securities could increase to more than 6,000,000 shares.

     Future sales of our common stock in the public market could depress the price of our common stock. Actual or potential future sales of substantial amounts of common stock in the public market could depress the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of October 31, 2001, these shares consist of:

     . Up to 1,952,959 shares issuable upon conversion of the 10% convertible notes and series B-2 and C-1 preferred stock; and
     .    Approximately 5,429,410 shares issuable to warrant and option holders.

     Future sales of our common stock in the public market could limit our ability to raise capital. Actual or potential future sales of substantial amounts of our common stock in the public by our officers and directors, or upon exercise or conversion of derivative securities could affect our ability to raise capital through the sale of equity securities.

     The trading volume of our common stock may diminish significantly if our common stock is delisted from the Nasdaq National Market. Although our shares are traded on the Nasdaq National Market, there is no assurance that they will remain eligible to be included on Nasdaq. At October 31, 2001, we failed to meet either the tangible net worth or minimum stock price requirements for continued listing on the Nasdaq stock market system. On November 13, 2001, we received a Nasdaq Staff Determination indicating that we failed to comply with the net tangible assets requirement for continued listing on the Nasdaq National Market and that our common stock is, therefore, subject to delisting from the Nasdaq National Market. We intend to request a hearing before the Nasdaq Listing Qualifications board to review the staff determination. There can be no assurance that the panel will grant our request for continued listing. If our common stock was no longer eligible for quotation on Nasdaq, it could become subject to rules adopted by the Securities and Exchange Commission, regulating broker/dealer practices in transactions in low-priced stocks. If our common stock became subject to the penny stock rules, many brokers may be unwilling to engage in transactions in our common stock because of the added regulation, making it more difficult for purchasers of our common stock to dispose of their shares.

     The issuance of convertible securities has resulted in significant non-cash expenses which has increased significantly our net loss applicable to common shareholders. We recorded a non-cash expense of approximately $2.9 million as additional interest expense for the nine months ended September 30, 2001 due to the issuance of our 10% convertible notes in 1999. We also recorded a $2.9 million non-cash expense for the nine months ended September 30, 2001 for preferred dividends due to the terms of our series C-1 issued during the first quarter of 2001 and B-2 preferred stock issued during the first quarter of 2000. We may incur significant additional non-cash expenses due to future financings.

                                    PART II

                               OTHER INFORMATION

Items 1 to 5.     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

          (a)       Listing of Exhibits:

          3.1       Articles of Incorporation, as amended, of Webb (1)
          3.2       Bylaws of Webb (2)
          4.1       Specimen form of Webb's Common Stock certificate (3)
          4.2       Stock Option Plan of 1995 (2)
          4.3 Form of Incentive Stock Option Agreement for Stock Option Plan of 1995 (2)
          4.4 Form of Nonstatutory Stock Option Agreement for Stock Option Plan of 1995 (2)
          4.5 Stock Option Plan of 2000, including forms of Incentive and Nonstatutory Stock Option Agreements (10)
          4.6 Jabber, Inc. Stock Option Plan of 2000, including forms of Incentive and Nonstatutory Stock Option Agreements (10)
          10.1 Form of Nondisclosure and Nonsolicitation Agreement between Webb and its employees (1)
          10.2      Office Lease for Webb's principal offices commencing May
                    2000 (5)
          10.3 Form of Change of Control Agreement between Webb and certain employees (4)
          10.4 Securities Purchase Agreement dated August 25, 1999 between Webb and Castle Creek (6)
          10.5 Promissory Note dated August 25, 1999 issued by Webb to Castle Creek (6)
          10.6 Amendment dated December 18, 1999 to Securities Purchase Agreement dated August 25, 1999 between Webb and Castle Creek (7)
          10.7 First Amendment dated December 18, 1999 to Promissory Note dated August 25, 1999 issued by Webb to Castle Creek (7)
          10.8 Stock Purchase Warrant dated December 18, 1999 issued by Webb to Castle Creek (2)
          10.9 Securities Purchase Agreement dated December 31, 1999, between Webb, Marshall Capital Management and Castle Creek. Included as exhibits to the Securities Purchase Agreement are the proposed form of Warrant and the Registration Rights Agreement (8)
          10.10 Letter Agreement dated as of September 14, 2000 between Webb and Castle Creek. (9)
          10.11 Articles of Amendment setting forth the terms of the series B-2 convertible preferred stock (9)
          10.12 Exchange Agreement dated as of September 14, 2000, between Webb and Castle Creek (9)
          10.13 Securities Purchase Agreement dated as of February 28, 2001, between Webb and Castle Creek Technology Partners LLC. Included as exhibits thereto are the Articles of Amendment setting forth the terms of the Series C-1 Convertible Preferred Stock, the form of Articles of Amendment for the Series C-2 Convertible Preferred Stock, the forms of Series C-1 and C-2 Warrants and the Registration Rights Agreement
                    (11)
          10.14 Articles of Amendment setting forth the terms of the Series C-1 Convertible Preferred Stock (11)
          10.15 Note Purchase Agreement, Series B Convertible Preferred Stock Agreement, effective May 2, 2001, between Jabber. Inc, a majority-owned subsidiary of Webb, and France Telecom Technologies (12)
          10.16 Stock Purchase Agreement dated July 6, 2001, by and among Jabber, Inc. ("Jabber"), France Telecom Technologies Investissements ("FTTI"), and Webb Interactive Services, Inc. ("Webb"). Included as exhibits to the Stock Purchase Agreement are Certificates of Designation for Jabber, Inc. Series A and Series B Convertible Preferred Stock, Investor Rights Agreement and Stockholders Agreement. (13)
          10.17 First Amendment to Note Purchase Agreement dated July 6, 2001, by and among Jabber, FTTI and Webb (13)
          10.18 First Amendment to Convertible Promissory Note dated July 6, 2001, between Jabber and FTTI (13)
          10.19 First Amendment to Security Agreement dated July 6, 2001, between Jabber and FTTI (13)

          10.20     First Amendment to Pledge and Security Agreement dated July
                    6, 2001, by and among Jabber, FTTI and Webb (13)
          10.21     Ratification and Amendment to Corporate Guaranty dated July
                    6, 2001, between Webb and FTTI (13)
          10.22 Articles of Amendment for Webb's subsidiary, Jabber. Inc., setting forth the terms of its series B and series C convertible preferred stock (13)
          10.23 Asset Purchase Agreement dated as of October 16, 2001, between Webb and Nextron Communications, Inc. (14)
          10.24 License Agreement dated as of October 16, 2001, between Webb and Nextron Communications, Inc. (14)

_______________
(1) Filed with the Form 10-KSB Annual Report for the year ended December 31, 1997, Commission File No. 0-28462.
(2) Filed with the Form 8-K Current Report, filed January 14, 2000, Commission File No. 0-28642.
(3) Filed with the Form 10-QSB for the quarter ended June 30, 1999, Commission File No. 0-28642.
(4) Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
(5) Filed with the initial Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(6) Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.
(7) Filed with the Form 10-KSB Annual Report for the year ended December 31, 1998, Commission File No. 0-28462.
(8) Filed with the Form 8-K Current Report, filed September 2, 1999, Commission File No. 0-28642.
(9) Filed with Amendment No. 2 to Webb's Registration Statement on Form S-3, filed January 3, 2000, Commission File No. 333-87887
(10) File with the Form 10-KSB Annual Report for the year ended December 31, 2000, Commission File No. 0-28462.
(11) Filed with the Form 8-K Current Report, filed March 1, 2001, Commission File No. 0-28642.
(12) Filed with the Form 8-K Current Report, filed May 10, 2001, Commission File No. 0-28642.
(13) Filed with the Form 8-K Current Report, filed August 1, 2001 commission File No. 0-28642.
(14) Filed with the Form 8-K, filed November 1, 2001, Commission File No. 000-28462

          (b) Reports on Form 8-K: The Company filed a report on Form 8-K under Item 5 of Form 8-K on August 1, 2001.

                                  Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  WEBB INTERACTIVE SERVICES, INC.



Date:  November 14, 2001          By  /s/ William R. Cullen
                                  -----------------------------
                                  Chief executive Officer - Chief
                                  Financial Officer


                                  /s/ Stuart Lucko
                                  -----------------------------
                                  Controller