Form 10KSB40
period 2001-12-31
WEBB INTERACTIVE SERVICES INC
filed 2002-04-01
CIK 1011901

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                Commission file number
    December 31, 2001                                          0-28462

                         WEBB INTERACTIVE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

            Colorado                                         84-1293864
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)

1899 Wynkoop, Suite 600, Denver, CO                           80202
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     Registrant's revenues for fiscal year ended December 31, 2001: $1,079,337.

     Aggregate market value of voting stock held by non-affiliates of registrant as of March 29, 2002: Approximately $9,889,952.

     Number of shares outstanding as of March 29, 2002: 19,531,522 shares of common stock, no par value.

     Documents incorporated by reference: Definitive Proxy Statement for 2002 Annual Meeting of Shareholders for Part III.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS.

General

     Our business, which is operated through our Jabber, Inc. ("Jabber") subsidiary, involves the development and marketing of extensible instant messaging software for telecommunications carriers, service providers, and enterprises that require real-time, XML-based, communication and collaboration solutions. Jabber's business development efforts are focused on four areas:

     . Development of proprietary server technologies emphasizing scalability, reliability, customization and integration which are interoperable with the Jabber.org open source server software;
     .    Expansion of direct and indirect sales channels;
     . Development of strategic relationships in order to expand distribution opportunities and to promote widespread adoption of Jabber-supported standards; and
     . Financial and administrative support of the Jabber.org development community and the Jabber Foundation to support the widespread adoption of the open source extensible messaging and presence protocol, or XMPP, as the preferred standard for XML-based message routing and delivery.

On March 1, 2001, Jabber released its first proprietary server software, the Jabber Commercial Server 2.0, a highly scaleable Jabber server that provides the foundation for Jabber's current and future server products. The Jabber Commercial Server provides enterprises and service providers with enhanced performance, scalability, reliability and security compared to the Jabber open-source software.

     We were incorporated under the laws of the State of Colorado on March 22, 1994. Our executive offices are located at 1899 Wynkoop, Suite 600, Denver, Colorado 80202, telephone number (303) 296-9200.

Discontinued Operations

     Prior to January 2000, we were organized around our primary market focus on local commerce services, with an additional business unit dedicated to e-banking services. During the third quarter of fiscal 2000, we discontinued our e-banking business. In February 2000, we formed Jabber, Inc. to commercialize separately the Jabber.org instant messaging system from our AccelX local commerce business. On October 16, 2001, we terminated our AccelX business and sold a portion of the assets and granted a perpetual and exclusive license for software used in this business to an unrelated party. See Item 7 Financial Statements -- Note 17 of Notes to Consolidated Financial Statements for information regarding discontinued operations.

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

     Some of the statements made in this report in the sections listed above and elsewhere in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of our business, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including entry of new competitors, inability to obtain sufficient financing to support our operations, progress in research and development activities, variations in costs that are beyond our control, adverse federal, state and local government regulation, unexpected costs, lower sales and net income, or higher net losses than forecasted, price increases for equipment, inability to raise prices, failure to obtain new customers, the possible fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans, loss of key executives, and other specific risks that may be alluded to in this report.

Jabber, Inc.

     The Market. Instant messaging (IM) combines communication, presence awareness and convenience to provide users with the opportunity for personal real-time interaction. Radicati Group predicts that the number of active IM accounts worldwide will grow from just 14 million in 2000 to 1.38 billion in 2004. IM has primarily been a free consumer service offered to add value to the online consumer communities of companies like AOL-Time Warner, Inc. (AOL), Microsoft Corporation and Yahoo! Inc. AOL dominates the consumer market for IM.

     Compared to the consumer segment, we believe that the commercial segment of the IM market has been under-served. Use of IM by commercial enterprises has recently shown significant growth with Forrester Research estimating that the market for enterprise IM solutions will become a $2.7 billion annual market by 2003. IDC's 2001 Worldwide Messaging Applications Forecast predicts corporate IM users will grow to approximately 298 million in 2005 from approximately 7 million in 2000. We are currently targeting the following markets:

     . Service Providers - Consumer to Consumer. Service providers, including Internet service providers, telecommunications carriers and portals are deploying IM solutions that they can own and install in their own data centers. This allows them to tailor the offering to the service being offered, offer their customers appropriate levels of security, and leverage their existing technology investments.

     . Business to Consumer. In the B2C market, a number of companies offering customer relationship management solutions have added real-time chat to their customer management capabilities. By capitalizing on the ability to interact in real-time, companies can decrease the time spent on simple questions, allowing for increased customer satisfaction, richer customer-client interaction and improved archiving capabilities.

     . Business to Business. The B2B IM market is focused on improving the efficiency of communications between buyers and suppliers. IM can be used to provide secure, archived communications, document transfer and improved auction/exchange capabilities. B2B exchanges generally are based on XML technology.

     . Employee to Employee. The basic E2E IM market takes advantage of real-time interaction to provide a complimentary communication tool to existing e-mail systems. More sophisticated E2E IM solutions can encompass groupware-style applications for document sharing and employee collaboration and management tools.

     There currently is no standard protocol enabling interoperability between various IM systems in a manner similar to that for e-mail. The lack of interoperability has been highly publicized during the past year, with many proprietary IM systems attempting to create interoperability with AOL's IM communities. The Internet Engineering Task Force (IETF) is considering a number of submissions for proposals for setting standards for an IM person-to-person protocol. Jabber has submitted the Jabber open source protocol (XMPP) to the IETF as a historical reference as the first step towards our efforts to have the Jabber open source protocol become the adopted standard. We cannot predict when a standard will be endorsed by the IETF, or whether we will be successful in including XMPP as part of an endorsed standard.

     While our current business opportunities are driven primarily by extensible IM software, we believe that there is an emerging market for messaging infrastructure that facilitates real-time software applications and web services. Gartner Dataquest estimates that the software portion of the web services market will be worth $1.7 billion in 2003. In November 2001, Forester Research identified the term "executable Internet," or the "X Internet," as an environment where dynamic services interoperate across a connected network fabric. We believe our instant messaging solutions, including a platform for tying presence, identity, distributed services and asynchronous XML content delivery directly to other applications contains many of the underpinnings for the X Internet.

     Jabber.org. Jabber.org was established in 1998 by Jeremie Miller to create a new, open-source movement designed to bridge the proprietary IM networks by creating a single system capable of communicating with all IM networks and services. Jabber.org standardized on three key principles:

     . Open-source development. Jabber.org technology is based on open-source development taking place at www.jabber.org. As an open-source
                                      --------------
          movement, anyone can leverage and contribute to the future of Jabber.org. As with other popular open-source initiatives, Jabber.org is based on modular software design which facilitates quick integration of new server logic and business practices, as well as the development of new sophisticated IM-based applications.

     . System, not a service. Jabber.org is committed to building an IM platform, not another consumer-focused IM service. Jabber IM, like e-mail, is based on a network of distributed servers which communicate with each other. As a system, it is believed that Jabber IM will be better able to accommodate differing business models, development of value-added applications and use in an application service provider environment.

     . XML technology. Jabber.org uses XML technology for transmitting IM messages in order to have a standard-based structured document as part of the native protocol of the messaging platform. By standardizing on XML, Jabber.org believed its IM systems would have improved cross-platform compatibility and the ability to create enhanced applications around the concepts of message warehousing, message mining and anything that required the routing of structured content.

     In early 1999, Webb became the commercial sponsor of Jabber.org by hiring Jeremie Miller and donating his time, along with that of other developers, to the accelerated development of the Jabber.org open-source initiative. Webb's initial interest in the Jabber.org technology was based on our desire to leverage the Jabber IM platform to provide IM services for our former AccelX product line which also utilized XML technology. We formed Jabber, Inc. as a subsidiary on February 15, 2000, in order to commercialize Jabber IM separately from our former AccelX business.

     Relationship of Jabber.org and Jabber. Open-source software is free in the sense that the software's source code is freely available for inspection and modification. A condition to open-source licenses under which the software is made available is that anyone who makes an improvement or modification to the software generally must contribute the improvements and modifications back to the open-source community. At the core of the open-source community is a voluntary group of people dedicated to developing a variety of software packages. The community includes the engineers who create the software, the writers who document it and the designers who create the web sites that serve as the community's home on the internet. Jabber is a commercial sponsor of the Jabber.org open-source movement. This sponsorship includes dedicating the services of a number of Jabber's employees to work on Jabber IM projects, promoting the more rapid deployment of the Jabber IM free software in order to promote the XMPP protocol, making financial contributions to cover travel and other costs of members of the community so that they can attend community activities and sponsoring award programs in order to recognize contributions to Jabber IM by members of the community.

     Jabber IM free software is provided to the community and others under the Jabber Open Source License (JOSL), an Open Source Initiative approved open-source license. Like other open-source licenses, the JOSL requires that modifications or improvements to the core Jabber IM software be contributed back to the community. The JOSL, like some other more recent open-source licenses, has a narrower definition of derivative works than does the GNU General Public License, one of the first and best known open-source licenses. This allows code to be linked to the core open-source software without requiring that the linked code be covered by the JOSL and, therefore, to be made freely available. Software developed by Jabber may be released under the JOSL or under commercial license agreements that do not make the software code freely available. For example, the Jabber

Commercial Server IM software is made available only pursuant to a commercial license which does not include free access to the source code. The Jabber Commercial Server software is, however, fully compatible with the free Jabber IM software.

     Jabber considers its relationship to the Jabber.org open-source community to be one of the key factors distinguishing it from other companies offering IM solutions. Jabber intends to continue its active support and contributions to the Jabber.org community.

     Jabber Strategy. Jabber develops and markets proprietary, extensible Instant Messaging solutions. Jabber's primary goals are first to become a premier provider of instant messaging-based collaboration solutions by selling commercial-grade Jabber IM software, solutions and hosting for large enterprises, wired and wireless service providers, original equipment manufacturers, and independent software vendors. Jabber's longer-term goal is to extend the use of the Jabber IM platform as infrastructure to device-to-device and application-to-application communications. Jabber's strategy for achieving these goals include:

     . Creating distribution, hosting and technology partnerships both domestically and internationally in order to more rapidly build product and brand awareness.

     . Positioning Jabber IM as an extensible platform that allows for incorporation of new and emerging technologies such as IP telephony and device-based embedded messaging capabilities.

     . Promoting the adoption of Jabber open-source protocol (XMPP) and leveraging that adoption through brand association to drive sales of Jabber's proprietary products and services.

     . Promoting use of Jabber IM by service providers in order to increase more rapidly the number of individual users of Jabber IM.

     . Accelerating the adoption of Jabber IM by other open-source movements to increase the awareness of the Jabber brand and to reduce the possibility of the creation of a competing open-source movement.

     . Leveraging the fact that there is no industry standard for an IM person-to-person protocol to increase demand for Jabber IM, the only open-source based IM solution.

     We believe it is important for Jabber to establish strategic relationships with major companies that are part of or provide products and services to our targeted markets in order to promote the use and adoption of our products and to assist us in our effort to promote the adoption of standards. In 2001, France Telecom Technologies Investissements (FTTI), as investment subsidiary of France Telecom, acquired a minority interest in Jabber, Inc. for which it paid $5,000,000. We intend to seek additional strategic investors and technology partners for our Jabber IM business.

     Products and Services. Jabber provides commercial-grade IM solutions, comprised of servers, clients and server modules. On March 1, 2001 Jabber introduced the Jabber Commercial Server, a highly scaleable Jabber server that provides the foundation for current and future server products. The Jabber Commercial Server provides enterprises and service providers with enhanced performance, scalability, reliability and security compared to the Jabber open source server that is provided free pursuant to the Jabber Open Source License. The Jabber Commercial Server, which is capable of accommodating over 200,000 concurrent users on both the Linux and Solaris operating systems, is fully compatible with the Jabber XMPP protocol and provides complete interoperability with Jabber open-source servers.

     Jabber clients, software which runs on personal computers, provide a range of IM features across a number of platforms, including Windows 95/98/2000, Web Browsers, Linux, Mozilla and Palm Operating Systems. Jabber clients include software licensed for free as well as for a fee pursuant to a Jabber commercial license. Clients have been developed directly by Jabber, our customers and by members of the Jabber.org community.

     Jabber modules provide additional functions. Modules may be distributed with the Jabber Commercial Server or may be provided on an optional basis. Modules currently include:

     . an LDAP (Lightweight Directory Access Protocol) module which enables account information to be stored by the Jabber Commercial Server in the internet standard LDAP;

     . an SQL Database module which makes existing account information in a company database accessible for use in setting up Jabber accounts;

     . a Message Archive module which supports archiving messages in an Oracle database;

     . a Wireless Gateway that extends the Jabber platform to the mobile marketplace; and

     . a Messaging Filtering module which enables a Jabber Commercial Server to establish rules to filter messages based on content and origin.

     Jabber also provides professional services to help commercial enterprises, internet service providers and portal companies and other service companies understand, install, configure, customize and manage their Jabber IM systems and services.

Marketing

     Our initial marketing activities focused on accelerating the adoption of Jabber.org open-source products, generating brand and product awareness, accelerating the adoption of Jabber instant messaging systems by other open-source movements and providing professional services to businesses wishing to test the Jabber instant messaging platform. The Jabber.org developer network and the Jabber Foundation are key sources of product and service innovation, as well as vehicles for promoting the Jabber IM protocol as an industry-wide solution to the current situation of disparate disconnected islands of IM users. To date, the Jabber.org movement has been our primary source of sales leads. Jabber(R) is a registered trademark of Jabber, Inc.

     Our marketing and sales efforts emphasize our commercial server product as a software platform which is easily leveraged by or integrated into other applications and services to provide flexible and easily customized IM solutions. This distinguishes our products from many of our competitors who emphasize packaged IM solutions. Our proprietary IM software addresses the needs of the emerging web services market by offering:

     . An XML routing engine capable of resolving disparate software and communications protocols, while enabling dynamic client server and peer-to-peer services.

     . Presence management and identity services that authenticate users, applications and devices in a secure, highly scalable client-server architecture.

     .    An open easy to use protocol.

     Jabber is in the initial stages of building its marketing and sales capabilities. Jabber's sales strategy is to utilize both direct and indirect sales channels. The direct sales channel will consist of a Jabber sales group which is expected to target large enterprises, wired and wireless service providers and original equipment manufacturers in various vertical markets where we believe there are significant demands for commercial-grade instant messaging solutions. The indirect sales channel will consist of distribution partnerships with software integrators and application service providers with established relationships with small and medium-sized companies.

     Jabber's marketing activities include selectively purchasing paid banner placement and white papers syndication opportunities on web sites where commercial developers are found, attendance at trade shows and developing public relations programs featuring the Jabber.org open-source movement. A limited use, Linux version of the server is available for free on the Jabber.com site to make it easy for companies to evaluate the commercial code. Our annual Jabber Developer's Conference schedule has been expanded this year to include our first European conference which will be held in Munich, Germany in June. This is in addition to our America Developer's conference being held in Keystone, Colorado in August. A Managing Director - Europe has been hired to drive direct sales opportunities, develop channel programs and partnerships, and better position us with European software developers, particularly those offering wireless solutions that can take advantage of Jabber's technology.

     During the year ended December 31, 2001, the following customers accounted for more than 10% of our revenues: Buena Vista Internet Group - 33%; Bell
South - 24%; and France Telecom and subsidiaries - 11%. We expect current customers to account for a substantial portion of our revenues for the years ending December 31, 2002 and 2003. There is no assurance that we will be able to retain major customers or attract additional major customers. The loss of major customers could have a material adverse effect on our operating results and cash flow from operations.

Trademarks and Proprietary Protection

     We rely primarily on a combination of copyright, trade secret, trademark laws, and nondisclosure and other contractual provisions to protect our proprietary rights. As a part of our confidentiality procedures, we generally enter into written nondisclosure and nonsolicitation agreements with our officers and employees which restrict the use and disclosure of proprietary information and the solicitation of customers for the purpose of selling competing products or services. We generally have not entered into noncompetition agreements with our employees other than our executive officers. Because the policing of proprietary rights may be difficult and the ideas and other aspects underlying our products and services may not in all cases be protectable under intellectual property laws, there can be no assurance that we could prevent competitors from marketing the same or similar products and services. In addition, competitors may independently develop products and services that compete with our products and services.

Competition

     The instant messaging market can be described in terms of consumer and commercial market segments. The consumer space is principally characterized by personal interactions between family, friends and individuals with shared interests. The enterprise space is far more diverse, encompassing all business-to-consumer, employee-to-employee and business-to-business communication. Instant messaging systems and vendors currently form a highly fragmented landscape capable of only the most basic level of interoperability. There is no standard protocol enabling interoperability between instant messaging systems in a manner similar to that of email protocols such as SMPT. The lack of interoperability has been highly publicized in the media, with many instant messaging companies attempting to create interoperability with the instant messaging systems provided by AOL. AOL has substantially more instant messaging users than any other company providing instant messaging services, including those provided by Microsoft Corporation and Yahoo! Inc.. Jabber believes there are more than 50 companies marketing tools that incorporate some form of instant messaging. Jabber distinguishes its instant messaging products and services primarily on the basis of:

     .    Being the only open standards-based provider of instant messaging systems;
     .    Use of XML-based technologies;
     .    Focus on commercial market segments;
     .    Ease of customization; and
     .    Flexibility and ease of use.

     Our current and prospective competitors include many companies that have substantially greater financial, technical, marketing, and other resources than we do. We believe that competition for all elements of our business will intensify in the future. Increased competition could result in price reductions and increased spending on marketing and product development. Any of these events could have a material adverse effect on our financial condition and operating results. There is no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not materially adversely affect our business, financial condition and results of operations. We believe that the primary factors that will impact competition include: the extent to which our limited working capital permits us to respond to competition as it develops; our technical and product development expertise; the ability to easily customize our products and to integrate them with products developed by others; the price of our products and services; our sales and marketing and customer support capabilities; and the scalability, reliability and security of our products and services.

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

Employees

     At March 28, 2002, Webb employed five full-time employees, all in management and administration positions and Jabber employed 41 full-time employees and one part-time employee, which included seven in management and administration, eight in sales and marketing, and 27 in product services and development. In addition to these company personnel, Jabber contracts with other creative and production resources, as required for peak load situations. Our employees are not represented by a labor union, and we consider our employee relations to be good.

Management

     Officers are as follows:

Name                         Age   Position
----                         ---   --------
William R. Cullen.........    60   President, Chief Executive Officer and Chief Financial Officer - Webb
Lindley S. Branson........    59   Executive Vice President and General Counsel - Webb; Secretary and General
                                   Counsel - Jabber
Rob Balgley...............    44   President and Chief Executive Officer - Jabber
Gwenael Hagan.............    41   Chief Financial Officer and Vice President Corporate Development - Jabber
Don Bergal................    41   Vice President - Jabber Marketing
Frank Cardello............    34   Vice President - Jabber Business and Corporate Development
Tom Croswell..............    45   Vice President - Jabber Product Development

     William R. Cullen, has served as Webb's President and Chief Executive Officer since October 2001, Chief Financial Officer since April 1999 and a director since March 1998. From March 1998 to April 1999, Mr. Cullen served as our Chief Operating Officer. From May 1997 to March 1998, Mr. Cullen worked as a consultant to businesses in the cable industry, including Webb. From April 1994 to May 1997, Mr. Cullen was Chairman and CEO of Access Television Network, Inc., a privately held company specializing in providing paid programming to local cable systems. From January 1992 to March 1994, Mr. Cullen was President and CEO of California News Channel, a programming project of Cox Cable Communications. From July 1984 to December 1991, Mr. Cullen was employed by United Artist Cable Corporation (and its predecessor United Cable Television Corporation) as Vice President of Operations and President of its subsidiary, United Cable of Los Angeles, Inc., and as its Senior Vice President of the Southwest Division. Prior to joining United Artist Cable Corporation, Mr. Cullen was President of Tribune Company Cable of California, Inc. and CEO of its United-Tribune Cable of Sacramento joint venture, served as a top financial officer of three companies and worked in banking.

     Lindley S. Branson, joined Webb as Vice President and General Counsel in May 1999 and has served as a director since August 2000. Mr. Branson has been a senior partner with the Minneapolis law firm of Gray, Plant, Mooty, Mooty and Bennett, P.A. for more than twenty years, with an emphasis in corporate finance, mergers and acquisitions and general corporate law.

     Rob Balgley, has served as President and Chief Executive Officer of Jabber, Inc. since December 2000. Mr. Balgley founded Wireless Telecom, Inc., a leading provider of wireless remote access for the corporate enterprise market, and served as its Chief Executive Officer and President from 1993 to 2000. Mr. Balgley has also served as Vice President of Sales and Marketing of Geo Vision Systems, Inc., an international provider of Unix-based geographic information systems software for the telecommunications industry.

     Gwenael S. Hagan, served as Vice President, Corporate Development of Webb from November 1999 to July 2001 and as Chief Financial Officer of Jabber, Inc. since July 2001. Mr. Hagan joined Webb in January 1998. From June 1996 to January 1998, Mr. Hagan served as Vice President of New Business Development with International Channel, a cable television network, where he was responsible for new revenue opportunities, both domestically and internationally, and developing and implementing strategies to increase revenue and position International Channel for growth via evolving digital cable and satellite platforms. From December 1994 to June 1996, Mr. Hagan served as the Internet Marketing Manager for Microsoft's western region. Mr. Hagan's work with Microsoft encompassed competitive strategy development, sales resource allocation, presentations and public relations.

     Don Bergal has served as Vice President - Jabber Marketing since May 2001. Prior to joining Jabber, Mr. Bergal was Chief Operating Officer of eDeploy, a software developer and applications service provider delivering on-line project collaboration solutions and was a founding member of the managing team at Wireless Telecom, Inc., a leading provider of wireless remote access for the corporate enterprise market, and served as vice president of marketing and vice president of product development. Before joining Wireless Telecom, Inc., Mr. Bergal held various product management, engineering management and sales positions at SynOptics, Baynetworks and Rational Software.

     Frank Cardello has served as Vice President - Jabber Business and Corporate Development since July 2000. From February 1999 to July 2000, Mr. Cardello was Chief Financial Officer of OneStop Shop, Inc., a real estate company; from March 1998 to February 1999, he was an analyst with Canterbury Securities Corporation, a merchant bank; and from May 1997 to March 1998, he was an analyst with Olympic Cascade Financial Corporation, an investment bank. From July 1995 to May 1997, Mr. Cardello was a student at the Kellogg Graduate School of Management.

     Tom Croswell has been Vice President - Jabber Product Development since November 2000. Mr. Croswell served as Vice President of Product Development at REBOL Technologies, Inc., an internet infrastructure company, from July 1999 to November 2000. From July 1998 to July 1999 he was Director of Windows NT programs at Veritas Software Corporation; and from September 1994 to July 1998, he was a Vice President of Redman Technology Center.

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

     We expect to incur net losses into 2003. We have incurred net losses since we began our business totaling approximately $116 million through December 31, 2001, including approximately $64 million of non-cash expenses. We expect to incur additional substantial operating and net losses in 2002, and do not expect to achieve positive cash flow from operations until at least 2003. We expect to incur these additional losses because:

     . We intend to incur capital expenditures and operating expenses in excess of revenues of approximately $3 million during 2002 to cover the increasing activities of Jabber, Inc.;
     . We expect to spend approximately $1.5 million during 2002 to finance operating expenses besides those for Jabber, Inc.; and
     . We will incur significant non-cash expenses from current financing transactions and may continue to incur significant non-cash expenses due to financing and other equity-based transactions.

     If we are unable to raise additional working capital, we may not be able to sustain our operations. Our present cash and cash equivalents and working capital, based on current estimates, be adequate to sustain operations for Jabber, Inc. and for our other operations until the second quarter of 2003. In the event that Jabber's revenues are less than projected or we desire to increase marketing and business development expenses over projected levels, we will need to obtain additional capital to fund our business. Operating expenses for Jabber, Inc. currently exceed revenues by approximately $300,000 per month. Operating expenses for our corporate activities, to be funded separately from those for Jabber, Inc., are expected to be approximately $1.5 million per year. There is no assurance that we will be able to raise additional funds in amounts required or upon acceptable terms. If we cannot raise additional funds when needed, we may be required to curtail or scale back our operations or sell some of our assets, including our stock in our Jabber subsidiary.

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

     A limited number of our customers generate a significant portion of our revenues. We had five customers, including affiliates of FTTI, an investor in Jabber, representing 82% of continuing revenues for the year ended December 31, 2001. We expect that current customers will account for a significant percentage of our revenues during both fiscal 2002 and 2003. There is no assurance that we will be able to retain major customers or attract additional major customers. The loss of, or reduction in demand for our products or services from major customers could have a material adverse effect on our operating results and cash flow from operations.

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

     We must identify and develop markets for our products and services. A suitable market for our products and services may not develop or, if it does develop, it may take years for the market to become large enough to support significant business opportunities. Even if we are able to successfully identify, develop, and introduce new products and services there is no assurance that a suitable market for these products and services will materialize. The following factors could affect the success of our products and services and our ability to address sustainable markets:

     . The failure of our business plan to accurately predict the types of products and services the future Internet marketplace will demand;
     . Our limited working capital may not allow us to commit the resources required to adequately support the introduction of new products and services;
     . The failure of our business plan to accurately predict the estimated sales cycle, price and acceptance of our products and services; or
     . The development by others of products and services that makes our products and services noncompetitive or obsolete.

     There is a lot of competition in the Internet market which could hurt our revenues or cause our expenses to increase. Our current and prospective competitors include many companies, including Microsoft Corporation and AOL Time Warner, Inc., whose financial, technical, marketing and other resources are substantially greater than ours. We may not have the financial resources, technical expertise or marketing, sales and support capabilities to compete successfully. The presence of these competitors in the Internet marketplace could hurt our business by causing us to:

     .    Reduce the selling prices for our products and services; or
     .    Increase our spending on marketing, sales and product development.

     We may not be able to offset the effects of price reductions or increases in spending. Further, our financial condition may put us at a competitive disadvantage relative to our competitors.

     It usually takes a long time before we are able to make a sale of our products and services to a customer. While our sales cycle varies from customer to customer, it is long, typically ranging from two to six months or more, and unpredictable. Our pursuit of sales leads typically involves an analysis of our prospective customer's needs, preparation of a written proposal, one or more presentations and contract negotiations. We often provide significant education to prospective customers about the use and benefits of our Internet technologies and services. Our sales cycle may also be affected by a prospective customer's budgetary constraints and internal acceptance reviews, over which we have little or no control.

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

     We may be unable to reduce our expenses if sales do not occur as expected. Because of our limited operating history, we do not have significant historical financial data upon which to base planned operating expenses or to forecast revenues and there can be no assurance that we will be able to meet our revenue or expense projections. Our expense levels are based in part on our expectations of future sales and to a large extent are fixed. We typically operate with little backlog and the sales cycles for our products and services may vary significantly. We may be unable to adjust spending in a timely manner to compensate for any unexpected sales shortfalls. If we were unable to so adjust, any significant shortfall of demand for our products and services in relation to our expectations would result in operating losses or reduced profitability. Further, we intend to incur significant capital expenditures and operating expenses to fund the operations of our Jabber, Inc. subsidiary. If these expenditures are not subsequently followed by increased sales with substantial margins, then we will need to raise additional capital to stay in business.

     An investment in our common stock is risky because the price of our stock is highly volatile. Our common stock closed as high as $6.25 per share and as low as $0.50 per share between January 1, 2001 and March 28, 2002. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

     . Price and volume fluctuations in the stock market at large that do not relate to our operating performance;
     .    Fluctuations in our quarterly revenue and operating results; and
     . Increases in outstanding shares of common stock upon exercise or conversion of derivative securities.

These factors may continue to affect the price of our common stock in the future.

     We have issued numerous options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of March 28, 2002, we had issued warrants and options to acquire approximately 16,700,000 shares of our common stock, exercisable at prices ranging from $0.65 to $34.94 per share, with a weighted average exercise price of approximately $1.92 per share. We had also reserved 3,784,000 shares of common stock for issuance upon conversion of our series D junior convertible preferred stock. During the terms of these derivative securities, the holders will have the opportunity to profit from an increase in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the applicable exercise or conversion price. The increase in the outstanding shares of our common stock because of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by current and future holders of our common stock.

     The significant number of shares issuable upon conversion of our convertible securities could make it difficult to obtain additional financing. 3,784,000 shares of our common stock may be issued if our series D junior convertible preferred stock is converted. The number of our shares issuable upon conversion or exercise of our derivative securities could increase due to future financings. Due to this significant potential increase in the number of our outstanding shares of common stock, new investors may either decline to make an investment in Webb due to the potential negative effect this additional dilution could have on their investment or require that their investment be on terms at least as favorable as the terms of the notes or convertible preferred stock. If we are required to provide similar terms to obtain required financing in the future, the onerous terms and significant dilution of these financings could be perpetuated and significantly increased. The current price of our common stock may make it difficult to raise capital because of the terms of the notes and the convertible preferred stock. Issuances of common stock below $1.00 in future financings would result in substantial additional shares being issued to a significant shareholder and to holders of our convertible securities, causing substantial dilution to other shareholders as well as substantial non-cash charges against our earnings.

     Future sales of our common stock in the public market could depress the price of our common stock. Actual or potential future sales of substantial amounts of common stock in the public market could depress the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of March 28, 2002, these shares consist of:

     . Up to 3,784,000 shares issuable upon conversion of our series D junior convertible preferred stock; and
     . Approximately 16,700,000 shares issuable to warrant and option holders.

     Future sales of our common stock in the public market could limit our ability to raise capital. Actual or potential future sales of substantial amounts of our common stock in the public by our officers and directors, and upon exercise or conversion of derivative securities could affect our ability to raise capital through the sale of equity securities.

     The issuance of convertible securities has resulted in significant non-cash expenses which has increased significantly our net loss applicable to common shareholders. We recorded a non-cash expense of approximately $3 million as additional interest expense for fiscal 2001 due to the issuance of 10% convertible notes in 1999 and $3.3 million as additional non-cash expenses for fiscal 2001 due to the terms of preferred stock issued prior to and during the year. We will incur significant additional non-cash expenses in the first quarter of fiscal 2002 due to a financing under a January 2002 stock purchase agreement and the recent exchange of series C-1 convertible preferred stock and 10% convertible notes payable for shares of series D junior convertible preferred stock.

Item 2. DESCRIPTION OF PROPERTY.

     Our offices are located in approximately 21,400 square feet of space in Denver, Colorado, leased for a term ending in August 2004 at a base monthly rental of $35,000.

Item 3. LEGAL PROCEEDINGS.

     Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The number of record holders of our common stock on February 1, 2002 was
130. Based on information provided by nominee holders of our common stock, we believe that the number of beneficial holders of our common stock is in excess of 9,000. The table below sets forth the high and low bid prices for the common stock as reported on the Nasdaq National Market during the two years ended December 31, 2001. The information shown is based on information provided by the Nasdaq Stock Market. These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Our common stock is currently quoted on the over-the-counter electronic bulletin board.

                                Common Stock
Quarter Ended                High Bid   Low Bid
-------------                --------   -------

2000
----
March 31                      $70.25    $21.87
June 30                       $29.50    $ 8.25
September 30                  $15.50    $ 8.25
December 31                   $ 9.06    $ 1.44

2001
----
March 31                      $ 6.25    $ 1.50
June 30                       $ 3.65    $ 1.00
September 30                  $ 2.50    $  .50
December 31                   $  .93    $  .50

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

     Webb is the founder and the majority stockholder of Jabber, a company that develops and markets extensible instant messaging software for telecommunications carriers, service providers, and enterprises that require real-time, XML-based, communications and collaboration solutions. We formed Jabber in February 2000, to commercialize the Jabber.org instant messaging system begun in 1998.

     On October 16, 2001, we terminated our AccelX local commerce business, granted a license for software used in this business to Nextron Communications, Inc. for a license fee of $1 million and sold assets used in this business to Nextron Communications for an initial purchase price of $500,000. If Nextron Communications completes a financing for at least $2 million by June 30, 2002, it will pay us an additional $350,000 for these assets. If the financing transaction is not completed by June 30, 2002, then we will not receive any additional consideration for the assets. We recorded a non-cash impairment loss of $2,025,322 because the fair value of the intangibles that were part of our AccelX business indicated that the carrying amount of those assets were impaired, primarily related to the goodwill and intangible assets from the acquisition of Update Systems, Inc. in 2000.

     Our subsidiary, Jabber projects revenues to increase significantly during 2002 compared to 2001 and to achieve positive cash flow from operations during 2003. Because of our limited operating history, we do not have significant historical financial data upon which to base our revenue or expense forecasts and there can be no assurance that we will be able to meet our projections for 2002 and subsequent years. Jabber's revenues in 2001 were derived primarily from software license sales, software support and maintenance fees and professional service fees. Revenues in 2000 were derived primarily from professional service fees.

     We have incurred losses from operations since inception. At December 31, 2001, we had an accumulated deficit of approximately $116 million, including approximately $64 million of non-cash expenses related to the following:

     . Beneficial conversion features and charges related to anti-dilution provisions related to convertible notes payable, preferred stock and preferred stock dividends;
     .    Resets of warrant exercise prices;
     .    Stock and stock options issued for services;
     .    Warrants issued to customers, lenders and investors;
     . Interest expense on a convertible note paid by the issuance of similar notes;
     . Amortization of intangible assets acquired in consideration for the issuance of our securities;
     .    Impairment loss on acquired intangible assets and goodwill; and
     .    Write-off of securities received for our e-banking business.

     As a result of the $2.5 million preferred stock private placement we completed in February 2001, we recorded non-cash expense totaling approximately $2 million associated with the issuance of our series C-1 preferred stock. In addition, we recorded non-cash expenses totaling approximately $3.3 million associated with the reset of conversion prices for our series B-2 preferred stock and 10% convertible note payable as well as the reset of exercise prices for certain warrants issued in connection with our series B preferred stock private placement.

     In the first quarter of 2002, we recorded additional non-cash expenses totaling approximately $1.8 million associated with the exchange of our 10% note payable for common stock and the reset of conversion prices of our series C-1 preferred stock and 10% note payable as well as the reset of exercise prices for certain warrants issued in connection with financing transactions. We will also record non-cash charges related to the exchange of our series C-1 preferred stock and our 10% note payable for series D junior convertible preferred stock of approximately $1.2 million in the first quarter of 2002.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2001 and 2000.

     Due to the termination of our AccelX business segment on October 16, 2001, continuing operations of Webb refer to the Jabber business segment and Webb's corporate activities. Jabber commenced operations in May 2000, and was a development-stage enterprise through March 2001, at which time it released its initial proprietary IM software product.

Revenues:

     Components of net revenues from continuing operations and cost of revenues are as follows:

                                                               Year Ended
                                                              December 31,
                                                         ----------------------
                                                            2001        2000
                                                         ----------   ---------
Net revenues:
    Licenses                                             $  767,556   $  25,000
    Professional service fees                               191,861     292,970
    Support and maintenance fees                            119,920      12,905
                                                         ----------   ---------
       Total net revenues                                 1,079,337     330,875
                                                         ----------   ---------

Cost of revenues:
    Cost of licenses                                             --         424
    Cost of professional services                           409,273     386,534
    Cost of support and maintenance                         281,938     107,768
                                                         ----------   ---------
       Total cost of revenues                               691,211     494,726
                                                         ----------   ---------
Gross margin                                             $  388,126   $(163,851)
                                                         ==========   =========

     License revenues represent fees earned for granting customers licenses to use Jabber software products. During the second quarter of 2001, Jabber began licensing products based on a perpetual license, concurrent user pricing model. For the year 2001, Jabber recognized $767,556 in license revenue, comprised primarily of $250,000 of software license revenue from licenses to Buena Vista Internet Group, a Walt Disney Company; $235,000 from licenses to BellSouth; and $87,800 from a license to France Telecom. Software revenue recognized in 2000 was from a single license of Jabber's IM client software for $15,000 and from a one-time source code license fee by Webb of $10,000 for a product previously sold by a company acquired by Webb in 1999. We are forecasting revenues from license fees to be $2.7 million in 2002 and to increase to $12.6 million in 2003 and to $22.2 million in 2004.

     Professional service revenue represents fees earned for custom programming, installation and integration services of Jabber software products, generally with larger enterprise organizations. Professional service revenues were $191,861 for the year ended December 31, 2001, which represents a 35% decrease when compared with $292,970 for the year ended December 31, 2000. During 2001, we earned $92,736 in fees from Lift-Off BV for integration of our commercial server software used in connection with Nokia's igame and $67,375 recognized in the first quarter of 2001 from go.com, a Walt Disney company, for custom programming related to the open-source IM software product, which commenced in July 2000. During 2000, professional service revenue was primarily from two contracts in which Jabber customized its commercial server and the open-source IM software. We are forecasting revenues from professional service contracts to be $1.8 million in 2002 and increase to $2.3 million in 2003 and to $3.3 million in 2004.

     Support and maintenance fee revenues are derived from annual support and maintenance contracts associated with the sale of Jabber's software products and customized month-to-month support agreements with customers generally billed on a time and material basis. Annual fees for support and maintenance are generally 15%
to 20% of the license fee revenue and the related revenue is recognized over the term of the contract. Customers may purchase support and/or maintenance contracts for which they receive telephone support and product updates and upgrades during the term of the agreement. Customers are not obligated to purchase support and maintenance. Support and maintenance fees were $119,920 for the year ended December 31, 2001, of which $100,420 was from annual agreements and $19,500 was from time and material contracts. Support and maintenance fees were $12,905 for the year ended December 31, 2000, all of which was derived from time and material contracts. We are forecasting revenues from support and maintenance agreements to be $370,000 in 2002 and increase to $1.6 million in 2003 and to $4.5 million in 2004.

     Included in net revenues for the year ended December 31, 2001, are $87,800 in license revenue and $31,039 in support and maintenance fee revenue from France Telecom (collectively France Telecom and its subsidiaries or affiliates, "FT"), an investor in Jabber (See Item 7 - Financial Statements and Note 7 to Notes to Consolidated Financial Statements). In February 2001, FT entered into a software license agreement whereby FT licensed Jabber's commercial server and JabberIM source code. Jabber recognized the license fee of $73,746 as revenue upon delivery of the products. In connection with the license agreements, FT entered into a one-year support and maintenance agreement for the commercial server software, valued at $33,998. Jabber recognized service revenue from the support and maintenance agreement over the term of the agreement, which totaled $27,200 through October 31, 2001. In October 2001, Jabber and FT entered into a software distribution license agreement and paid an incremental one-time license fee of $14,054. Simultaneously, FT entered into a one-year support and maintenance agreement, valued at $23,000. Jabber recognized service revenue from the support and maintenance agreement totaling $3,839 through December 31, 2001. With the consummation of the second license agreement, the February 2001 agreements were terminated. All revenue related to FT has been paid in cash. In February 2002, FT and Jabber entered into a fixed price professional services agreement valued at approximately $455,000. Jabber expects to recognize this revenue during 2002.

Cost of Revenues:

     Cost of license revenues consists of shipping costs to deliver software products net of amounts billed to customers.

     Cost of professional service revenues consists of compensation costs and consulting fees associated with performing custom programming, installation and integration services for Jabber's customers. Cost of professional service revenues was $409,273 for the year ended December 31, 2001, or 213% of net professional service revenues, compared to $386,534 for the year ended December 31, 2000, or 132% of net professional service revenues. Cost of support and maintenance revenue was $281,938 for the year ended December 31, 2001, or 235% of net support and maintenance revenues, compared to $107,768 for the year ended December 31, 2000. In the third and fourth quarter of 2000, Jabber established separate professional service and support organizations in anticipation of higher sales volume. As a result, Jabber incurred fixed expenses of $343,463 which were comprised primarily of employee compensation and other employee related costs. At the beginning of September 2001, Jabber reduced the monthly fixed cost by approximately $33,000 through the elimination of five positions and the consolidation of responsibilities. We expect cost of professional service revenue to be 41% of net professional service revenues for 2002, 55% in 2003 and 56% in 2004. We expect cost of support and maintenance revenues to be 43% of support and maintenance revenues in 2002, 24% in 2003 and 17% in 2004. Projected increases in costs associated with delivering these services are expected to result only to the extent required to support new customer contracts.

Operating Expenses:

     Sales and marketing expenses consist primarily of employee compensation, cost of travel, advertising and public relations costs, trade show expenses, and costs of marketing materials. Sales and marketing expenses were $917,361 for the year ended December 31, 2001, or 85% of net revenues, compared to $468,972, or 142% of net revenues for the year ended December 31, 2000. The increase in absolute dollars is primarily attributable to incurring $480,524 more in compensation costs, as Jabber hired five employees from the fourth quarter of 2000 through 2001 and Jabber also incurred $25,000 more for travel related expenses in support of sales efforts. These increases were partially off-set by decreases in consulting and trade show expenses of $94,707 and $46,005, respectively. We expect Jabber's sales and marketing expenses to increase on an absolute dollar basis in future periods as Jabber continues to market its products and services, develop business relationships and execute its sales plan. We estimate sales and marketing expenses to be approximately $1.6 million in 2002.

     Product development expenses consist primarily of employee compensation and programming fees relating to the development and enhancement of the features and functionality of Jabber's software products. During 2001 and 2000, all product development costs were expensed as incurred. Product development expenses were $2,719,204 for the year ended December 31, 2001, or 252% of net revenues, compared to $1,416,590, or 428% of net revenues for 2000. During the third quarter of 2000, Jabber started assembling its product development organization and competed the build-out in December 2000. Consequently, product development expenses were minimal during the first two quarters of 2000. The absolute dollar increase was due primarily to increases in employee compensation expense of $1,403,757 as a result of hiring 18 employees beginning in the third quarter of 2000 through the third quarter of 2001. Jabber also incurred $51,351 more in computer lease and third-party software expenses in 2001. These increases were partially off-set by decreases in 2001 of $140,293 for contract labor expense and $75,357 for travel expenses. We believe that significant investments in product development are critical to attaining Jabber's strategic objectives and, as a result, we expect Jabber's product development expenses to continue to increase in future periods. We estimate product development expenses to be approximately $3 million in 2002.

     As described in Item 7 - Note 1 in Notes to the Financial Statements, accounting principles generally accepted in the United States require Jabber to evaluate its product life cycle to determine if product development expenditures should be capitalized and subsequently amortized to cost of software revenues over the useful life of the software. In making such a determination, management must exercise judgment with respect to determining when the software has reached technological feasibility, the nature of the particular enhancement as well as the economic useful life of the software and/or the related enhancement. Given the early stage of adoption of enterprise-based instant messaging and Jabber's rapidly evolving product offerings, it is difficult to estimate the economic life of Jabber's software products. However, Jabber's management has estimated that the economic life is very short, and the economic life of any enhancements would not exceed 12 months. Consequently, Jabber has expensed product development costs in the period incurred. In future periods, as Jabber's business continues to evolve, we may determine that product development costs should be capitalized and such amounts could be significant given our projected expenditures.

     General and administrative expenses consist primarily of employee compensation, consulting expenses, fees for professional services, and non-cash expense related to stock and warrants issued for services. General and administrative expenses were $5,903,062 for the year ended December 31, 2001, or 547% of net revenues, compared with $9,411,549 for the year ended December 31, 2000, or 2844% of net revenues for 2000. General and administrative expenses specifically related or allocated to Jabber were $2,206,438 for the year ended December 31, 2001, compared to $4,682,641 for the year ended December 31, 2000. The decrease in 2001 is primarily due to a reduction in consulting expenses. In 2000, Jabber incurred $2.8 million in consulting fees with DiamondCluster in connection with the development of its business plan, of which $690,000 was paid in securities of Jabber in the third quarter of 2001. Jabber incurred $758,907 for its share of Webb's corporate expenses, a decrease of $176,038 from 2000, comprised primarily of employee wages and other employee related expenses. In addition, Jabber incurred $261,090 of non-cash expenses in 2001 for Jabber common stock it granted to two Jabber employees, an officer of Webb, and other third-parties, which represents a decrease of $45,247 from 2000. These decreases were partially off-set by increases in employee compensation expense of $387,095, as Jabber hired five employees from the fourth quarter of 2000 through the end of 2001, including a chief executive officer and a chief financial officer. We expect Jabber's general and administrative expenses to increase in future periods as Jabber continues to build the administrative infrastructure needed to support its business. We estimate Jabber's general and administrative expenses to be at least $2.7 million in 2002.

     General and administrative expenses specifically related or allocated to Webb, primarily for general corporate activities, were $3,696,624 for the year ended December 31, 2001, compared with $4,728,908 for the year ended December 31, 2000. General and administrative expenses were reduced in 2001 as a result of (i) incurring $372,185 less in non-cash expenses related to the reset of series B preferred stock warrants; (ii) incurring $408,731 less in non-cash compensation expenses to financial service firms and consultants from the issuance of Webb's securities for payment of services; (iii) a decrease of $458,825 in employee compensation from the reduction of annual bonuses and the elimination of five employees; (iv) a deduction in accrued bonuses of $130,406; (v) a reduction in expenses for our annual report and shareholder meeting of $110,978; (vi) a decrease in expenses for Nasdaq listing fees of $77,212 we incurred in the second quarter of 2000 to move from the Smallcap market to the National market; and (vii) a reduction in investor relation expenses of $82,058. These reductions were partially off-set by (i) registration penalties incurred in 2001 to an investor totaling $307,315 because of a delay in registering the shares of our common stock issuable upon conversion of our series C-1 preferred stock; (ii) the forfeiture of $475,000 of lease collateral in connection with a negotiated reduction in annual lease expenses; (iii) an increase in accounting fees of $101,139; (iv) an increase in rent expense of $51,085 as we moved to a new office in May 2000, which resulted in both higher rental rates and an increase in the amount of space rented; and (v) a decrease in general and administrative expenses allocated to Jabber of $131,038. In future periods, we expect corporate general and administrative expenses to decrease as a percentage of revenues as revenues increase. We estimate Webb's general and administrative expenses to be approximately $1.5 million in 2002 as a result of cost reductions associated with the termination of our AccelX business in October 2001, and other cost reduction measures implemented in the fourth quarter of 2001.

     Depreciation and amortization was $2,047,128 for the year ended December 31, 2001, compared to $2,057,900 for the year ended December 31, 2000. During 2001, Jabber recorded amortization expense totaling $1,546,749 related to intangible assets acquired from Durand Communications. These intangible assets were contributed to Jabber in July 2000, at Webb's carry-over basis. Included in loss from discontinued operations is amortization expense totaling $1,503,639 for our AccelX business related to intangible assets and goodwill we acquired from Durand Communications (prior to July 2000), NetIgnite, and Update Systems. At December 31, 2001, our intangible assets total $727,301, which will be fully amortized on June 30, 2002. Because our business has never been profitable, and due to the other risks and uncertainties discussed herein, it is possible that an analysis of these long-lived assets in future periods could result in a conclusion that they are impaired, and the amount of the impairment could be substantial. If we determine that these long-lived assets are impaired, we would record a charge to earnings, which could be as much as the remaining net book value of the assets. As a result of the termination of our AccelX business in October 2001, we recorded an additional impairment charge of $2,025,322 for the year ended December 31, 2001, related to AccelX intangible assets. At December 31, 2001, we believe that the net cash flows from our Jabber business will be sufficient to recover the carrying amount of these intangibles.

Other Income and Expenses:

     Interest income was $118,479 for the year ended December 31, 2001, compared to $731,808 for the year ended December 31, 2000. We earn interest by investing surplus cash in highly liquid investment funds or AAA or similarly rated commercial paper.

     Interest expense was $3,312,054 for the year ended December 31, 2001, compared to $1,124,011 for the year ended December 31, 2000. We recorded interest expense related to the convertible note payable issued by Jabber totaling $45,834 for the year ended December 31, 2001. In connection with the issuance of Jabber preferred stock in July 2001, $41,000 of this interest was converted into 41 shares of Jabber's series B preferred stock. We recorded $42,442 of interest expense for 2001 related to the short-term notes payable, including $36,738 of non-cash interest expense for the amortization of the associated deferred financing costs and discount. We recorded the following interest expense related to the 10% convertible note payable:

                                                                       Year Ended December 31,
                                                                      ------------------------
                                                                           2001        2000
                                                                      -----------   ----------
Interest paid with principal-in-kind notes                            $     9,900   $  154,110
Amortization of discount                                                  151,058      198,744
Amortization of financing assets                                          417,875      591,075
Additional  interest  expense due to  anti-dilution  protection  on     2,394,234           --
     conversion feature
                                                                      -----------   ----------
      Total non cash interest expense                                   2,973,067      943,929
Interest expense payable in cash                                          170,934       63,014
                                                                      -----------   ----------
      Total 10% note payable interest expense                         $ 3,144,001   $1,006,943
                                                                      ===========   ==========

     The 10% convertible note payable was initially convertible into shares of our common stock at a conversion price of $10.07 per share. The conversion price is subject to anti-dilution protection in the event we issue common stock at prices less than the conversion price for the 10% convertible note payable or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. As a result of the private placement of preferred stock we completed in February 2001, the conversion price was reset to $2.50 per share. As a result, we recorded non-cash interest expense totaling $2,394,234 in the first quarter of 2001. As a result of the sale of preferred stock in January 2002, and the resulting reset of the conversion price to $1.00, we recorded non-cash interest expense totaling $1,124,536 in the first quarter of 2002.

     In addition, the reduction of non-cash interest expense related to the 10% note payable discount and deferred financing assets in the 2001 periods is a result of lower balances being amortized compared with the 2000 periods due to conversions of the 10% convertible note payable. During 2001 and 2000, we recorded a charge to additional paid in capital which otherwise would have been recorded as interest expense in future periods totaling $477,718 and $1,696,431, respectively, in connection with the conversion of notes totaling $680,000 and $2,500,000, respectively. As a result of the exchange of the remaining unpaid balance of the 10% convertible note payable with series D junior preferred stock, in March 2002, we recorded non-cash interest expense related to the discount and deferred financing assets totaling $116,247 and recorded a charge to additional paid in capital for the remaining balance totaling $121,036.

     Other income was $25,062 for the year ended December 31, 2001, and was comprised primarily of collection of accounts receivable which were previously written off as a bad debt expense in 2000.

     Loss on disposition of property and equipment totaled $61,783 for the year ended December 31, 2001, compared to $344,341 for the year ended December 31, 2000. The loss for 2001 resulted primarily from the sale and disposal of excess assets no longer used by Webb. The loss in 2000 was principally due to the relocation of our offices and the write off of unamortized leasehold improvements, including the cost of our computer center build-out, and disposed of existing office furnishings and equipment.

Discontinued Operations:

     On October 16, 2001, we terminated our AccelX local commerce business. In connection with the termination of this business, we granted a perpetual license for software used in this business to Nextron Communications, Inc. for a license fee of $1 million (See Item 7 - Financial Statements and Note 17 to Notes to Consolidated Financial Statements). The terms of this perpetual license transfers substantially all of our rights and their related value for this technology. In addition, we sold assets used in this business to Nextron for an initial purchase price of $500,000. In the event that Nextron completes a qualifying financing transaction June 30, 2002, Nextron will pay Webb an additional $350,000 for the assets. If the financing transaction is not completed by June 30, 2002, Webb will not receive any additional consideration for the assets.

     As a result of the termination of this segment, we recorded an impairment loss of $2,025,322 related to intangible assets we acquired from Update Systems, Inc. in January 2000. The receipt of additional proceeds, if any, as indicated above will be recorded as a gain.

     In September 2000, we sold our e-banking segment to a privately held company.

     The sale or termination of these segments are reflected as a sale of discontinued operations in the accompanying consolidated financial statements. Accordingly, the revenues, costs and expenses of these discontinued operations have been excluded from the respective captions in the Consolidated Statement of Operations and have been reported as "Loss from discontinued operations" for all periods presented.

     Summarized financial information for the discontinued operations are as follows:

                                                                       Year Ended December 31,
                                                                      --------------------------
AccelX Business Segment (through October 16, 2001):                      2001           2000
                                                                      -----------   ------------
    Net revenues                                                      $ 2,824,331   $  3,683,519
                                                                      -----------   ------------
    Costs and expenses:
        Cost of revenues                                                2,847,119      3,015,779
        Sales and marketing expenses                                      951,756      2,570,701
        Product development expenses                                    2,075,794      3,960,382
        General and administrative expenses                               474,462        930,101
        Depreciation and amortization                                   1,729,710      7,097,223
        Impairment loss                                                 2,025,322      6,866,700
                                                                      -----------   ------------

            Total costs and expenses                                   10,104,163     24,440,886
                                                                      -----------   ------------

    Operating loss                                                     (7,279,832)   (20,757,367)
    Other income and expenses:
        Loss on foreign currency transactions                             (18,837)      (130,357)
        Other income                                                        8,936             --
                                                                      -----------   ------------
    Loss from AccelX discontinued operations                          $(7,289,733)  $(20,887,724)
                                                                      ===========   ============

E-banking Business Segment:  (2000 amounts include activity through
September 12, 2000 only)
    Net revenues                                                      $     --      $    497,821
    Costs and expenses:                                                     --          (701,193)
                                                                      -----------   ------------
    Net loss from e-banking discontinued operations                   $     --      $   (203,372)
                                                                      ===========   ============

Minority Interest:

     Minority interest arises from the allocation of losses in Jabber to its minority stockholders. Minority stockholders of Jabber include holders of Jabber's common stock, holders of Jabber's series B preferred stock, the holder of 750,000 shares of Jabber's series A-1 preferred stock and the holder of 25 shares of Jabber's series C preferred stock (See Item 7 - Financial Statements,
Note 7 of Notes to Consolidated Financial Statements for information regarding the sale of Jabber securities and the pledge of the series A-1 preferred sock). The capital and voting structure of Jabber's common and preferred stock, including preferred stock dividends, at December 31, 2001, is as follows:

                                                                                 Total
                              Preferred    Preferred   Preferred   Preferred     Voting
                     Common      A-1         A-2           B           C         Rights
                    -------   ---------   ----------   ---------   ---------   ----------
Shares              912,500   7,400,000    1,400,000   5,037.411   8,290.316
Votes               912,500   7,400,000   14,000,000   5,037,411   8,290,316
Votes per share           1           1           10           1           1

Control of votes:
Webb                     --   6,650,000   14,000,000          --   8,264,555   28,914,555
FTTI                     --     750,000           --   4,322,156          --    5,072,156
Others              912,500          --           --     715,255      25,761      741,016
                    -------   ---------   ----------   ---------   ---------   ----------
Total               912,500   7,400,000   14,000,000   5,037,411   8,290,316   34,727,727
                    =======   =========   ==========   =========   =========   ==========

     We allocate a portion of Jabber's net losses to the minority shareholders to the extent of their share in net assets of Jabber. For the year ended December 31, 2001, we allocated $389,509 of Jabber's losses to its minority stockholders, compared to $276,337 for the year ended December 31, 2000.

Preferred Stock Accretion Expense and Dividends:

     The terms of our preferred stock grant the holders the right to convert the preferred stock into shares of our common stock at specified conversion prices. In each issuance of preferred stock, the conversion price has included a beneficial conversion feature because the value of the common stock resulting from a theoretical conversion of the preferred stock on the issuance date was greater than the allocated value of the preferred stock. In addition, if the conversion price of the preferred stock is reduced in future periods, accounting principles generally accepted in the United States require us to record a deemed dividend to the preferred shareholder based upon the amount of additional shares that are issuable as a result of the change in the conversion feature.

     Accounting principles generally accepted in the United States require us to record the beneficial conversion feature, other deemed dividends, the value of warrants and, in most instances, the cash offering costs as additional preferred stock dividends. This non-cash charge to net loss applicable to common stockholders is labeled "Accretion of preferred stock to stated value".

     During 2001, we recorded accretion expense totaling $3,048,414, including $1,970,558 related to the issuance of our series C-1 preferred stock and $886,069 related to the reset of the conversion price of our series B-2 preferred stock on February 28, 2001, and $191,788 in December 2001, from the exchange of 200 shares of series B-2 preferred stock for 350,205 shares of our common stock.

     The series C-1 preferred stock was initially convertible into shares of our common stock at $2.50 per share. As a result of the issuance of common stock in January 2002, and in accordance with the original terms of the preferred stock, the conversion price was reset to $1.00 per share. Consequently, in the first quarter of 2002 we recorded additional accretion expense totaling $479,442. The series D junior preferred stock issued in the first quarter of 2002 is also subject to anti-dilution protection in the event we issue common stock at prices less than the current conversion price for the preferred stock or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. If the conversion prices are reduced, we may be required to record additional charges against income and such charges may be significant.

     We may also incur additional preferred stock accretion expense in future periods as a result of the convertible preferred stock Jabber issued in connection with the investment by FTTI in Jabber. The accretion expense, if any, in future periods as a result of this transaction or the issuance of other securities with similar terms may be significant.

     The terms of Jabber's series B preferred stock provides for an 8% cumulative dividend. For the year ended December 31, 2001, we recorded $156,153 of preferred stock dividends, all of which is payable to third parties. In addition, Jabber's series C preferred stock also provides for an 8% cumulative dividend. The series C preferred stock dividends totaled $419,217 for the year ended December 31, 2001, of which $418,455 were eliminated in consolidation as the dividend was payable to Webb.

     Net Loss Applicable to Common Stockholders:

     Net loss allocable to common stockholders was $24,528,457 for the year ended December 31, 2001, compared with $48,853,667 for the year ended December 31, 2000. Jabber's net loss allocable to common stockholders for the year ended December 31, 2001, was $7,762,268, including $575,628 in non-cash preferred stock dividend expense, compared with $8,902,960 for the year ended December 31, 2000.

     The decrease in losses for the year ended December 31, 2001, are a result primarily of incurring $13,801,363 less in operating losses for our AccelX operations as a result of cost reduction measures implemented during 2001, including employee layoffs, culminating with the termination of this business segment in October 2001. Losses for 2001 were further reduced by (i) a reduction of Webb's general and administrative expenses in 2001 by $1,032,284 primarily from decreasing the number of employees and related corporate support costs for our AccelX business; (ii) a decrease of $8,824,797 in preferred stock dividends and preferred stock accretion expense; and an increase in Jabber's gross margin of $551,977 primarily a result of a change in the revenue mix from lower margin professional service fees to higher volume software license fee revenues. A net reduction in Jabber's operating expenses in 2001 totaling $1,229,293 also contributed to the reduction in losses for the year. These reductions in 2001 were partially off-set by an increase of $2,188,043 in interest expense primarily resulting from the non-cash beneficial conversion feature we recorded in connection with the reset of the conversion price of our 10% note payable. We expect Webb's losses to be approximately $2 million in 2002, before non-cash expenses related to financing transactions of approximately $3 million. We expect Jabber to incur approximately $4 million in losses in 2002, before non-cash preferred stock dividends of approximately $1 million, including approximately $550,000 payable to Webb, assuming no preferred stock conversions, due to the significant time between product development and market introduction as well as the long sales cycle for most of Jabber's products and continued increases in operating expenses during 2002, due to the continuing development of Jabber's business.

     Included in net losses allocable to common stockholders are non-cash expenses for transactions related to acquisitions, financing, and securities we issued for services as summarized in the following table:

                                                                            Year Ended
                                                                            December 31,
                                                                      -------------------------
                                                                         2001          2000
                                                                      -----------   -----------
Amortization of intangible assets and goodwill                        $ 3,050,388   $ 8,347,207
Impairment loss                                                         2,025,322     8,168,904
Stock and warrants issued for services                                    652,069     1,478,232
Beneficial conversion  feature,s amortization  of  discount  and financing  costs to interest  expense and  non-cash  interest
      related to the 10% convertible note payable                       2,973,067       943,929
Amortization  of discount and financing costs related to short-term
      notes payable                                                        36,738            --
Write-off of investment in common stock                                        --       448,172
Preferred stock dividends                                                 156,915       373,126
Accretion  of  preferred  stock and other  deemed  preferred  stock     3,048,414    11,660,000
      dividends
                                                                      -----------   -----------
Total                                                                 $11,942,913   $31,419,570
                                                                      ===========   ===========

     During 2001 and 2000, we recorded non-cash expenses for warrants issued in connection with financing transactions and to consultants for service totaling $1,109,103 and $1,714,094, respectively. We compute a theoretical value for these warrants using the Black-Scholes option pricing model. The warrant value derived from this model is highly susceptible to the volatility of our common stock. The increase or decrease of the volatility rate by even a few percentage points can change the value of the warrant significantly.

Twelve Months Ended December 31, 2000 and 1999.

     In December 1999, we issued a warrant to the holder of our 10% note payable in connection with amending the terms of our 10% note payable. This warrant was issued in connection with the sale of our series B preferred stock, which we completed in February 2000. We originally recorded the warrant, valued at $2,311,475, as a series B preferred stock offering cost. We subsequently re-characterized this warrant as additional consideration to the note holder, and have revised our accounting for this warrant to reflect it as a deferred financing asset related to the 10% note payable. Accordingly, the results of operations for periods after December 1999, have been restated to reflect such capitalization and amortization of the $2,311,475 as additional non-cash interest expense from the date of issuance to the date of maturity for the 10% convertible note payable, August 25, 2002. This restatement has no effect on previously reported cash flows from operations, investing activities, or financing activities.

     During July and September 2000, Jabber issued 912,500 shares of its common stock to Jabber employees, an officer of Webb and members of the Jabber advisory boards for services provided to Jabber and to be rendered in future periods. Certain of the shares were vested immediately, and certain shares vest over a periods ranging from one month to two years. We recorded the estimated fair value of these shares and the related deferred compensation totaling $523,700 on the grant date. Through December 31, 2000, we recorded compensation expense totaling $276,337. In our previously reported results for the year ended December 31, 2000, we recorded minority interest on our balance sheet equal to the total value of the common stock and did not allocate any of Jabber's losses to the minority shareholders of Jabber. We have revised our accounting for the minority interest to reflect the minority share of Jabber's losses in an amount equal to the minority interest share of Jabber's net assets.

     Due to the termination of our AccelX business segment on October 16, 2001, continuing operations of Webb refer to the Jabber business segment and Webb's corporate activities. Jabber commenced operations in May 2000, and was a development-stage enterprise through March 2001, at which time it released its initial proprietary IM software product. During 2000, Jabber earned revenue from professional service engagements in which Jabber customized its commercial server software and the open-source IM software for customers.

Revenues:

     Components of net revenues from continuing operations and cost of revenues are as follows:

                                          Year Ended
                                              December 31,
                                        ---------------------
                                         2000          1999
                                        --------    ---------
Net revenues:
    Licenses                            $ 25,000    $      --
    Services                             305,875           --
                                        --------    ---------
       Total net revenues                330,875           --
                                        --------    ---------

Cost of revenues:
    Cost of licenses                          424          --
    Cost of services                      494,302          --
                                        ---------    --------
       Total cost of revenues             494,726          --
                                        ---------    --------
Gross margin                            $(163,851)   $     --
                                        =========    ========

     License revenues represent fees earned for granting customers licenses to use Jabber software products. Software revenue recognized in 2000 was from a single license of Jabber's IM client software to a customer for $15,000 and from a one-time source code license fee by Webb of $10,000 for a product previously sold by DCI.

     Services revenues consist principally of revenue Jabber earned primarily from two professional service engagements in which Jabber customized its commercial server software and the open-source IM software for customers.

Cost of Revenues:

     Cost of license revenues consists of shipping costs to deliver software products. Cost of service revenues consists of compensation costs and consulting fees associated with performing custom programming, installation and integration services for Jabber's customers and support services. Cost of service revenues was $494,302 for the year ended December 31, 2000, or 162% of net service revenues. Included in cost of service revenues are fixed costs Jabber incurred in the third and fourth quarter of 2000 associated with the establishment of separate professional service and support organizations in anticipation of higher sales volume. With the formation of these two organizations, Jabber incurred fixed expenses of $343,463 in 2000 for these costs which were comprised primarily of employee compensation and other employee related costs.

Operating Expenses:

     Sales and marketing expenses consist primarily of employee compensation, cost of travel, advertising and public relations, trade show expenses, and costs of marketing materials. Sales and marketing expenses were $468,972 for the year ended December 31, 2000, or 142% of net revenues compared to zero for 1999 . During 2000, Jabber hired 6 employees and incurred $210,793 in related compensation expense. Jabber also incurred $125,310 for consulting expenses associated with marketing and public relations and $72,562 in trade show expenses.

     Product development expenses consist primarily of employee compensation and programming fees relating to the development and enhancement of the features and functionality of Jabber's software products and services. During 2000, all product development costs were expensed as incurred. Product development expenses were $1,416,590 for the year ended December 31, 2000, or 428% of net revenues. There were no Jabber related product development expenses in 1999. During 2000, Jabber hired 19 employees and incurred $803,333 in related compensation expense. Jabber also incurred $427,372 in contract labor and consulting expenses associated with augmenting its development team; and $77,618 in employee recruiting and relocation costs.

     General and administrative expenses consist primarily of employee compensation, consulting expenses, fees for professional services, and non-cash expense related to stock and warrants issued for services. General and administrative expenses were $9,411,549 for the year ended December 31, 2000, compared with $5,736,482 for the year ended December 31, 1999. General and administrative expenses specifically related or allocated to Jabber were $4,682,641 for the year ended December 31, 2000. During 2000, Jabber hired 3 employees and incurred $178,389 in related compensation expense. Jabber also incurred $2.8 million in consulting fees incurred with Diamond Cluster International Inc. in connection with the development of its business plan, of which $690,000 was paid in securities of Jabber in the third quarter of 2001. In addition, Jabber incurred $934,945 for its share of Webb's corporate expenses, comprised primarily of employee wages and other employee related expenses; and $306,337 of non-cash expenses for Jabber common stock it granted to two Jabber employees, an officer of Webb, and other third-parties.

     General and administrative expenses specifically related or allocated to Webb, primarily for general corporate activities, were $4,728,908 for the year ended December 31, 2000, compared with $5,736,482 for the year ended December 31, 1999. During 2000, general and administrative expenses were reduced by $934,945 from the allocation to Jabber of its portion of these expenses. General and administrative expenses were further reduced in 2000 as a result of incurring $462,788 less in non-cash expenses related to the issuance of Webb's securities for payment of services. These reductions were partially off-set by
(i) an increase of $156,381 in costs associated with our annual shareholder meeting including publication and mailing of our annual report; (ii) increased regulatory filing fees of $134,647 primarily from stock market listing fees associated with our move to the Nasdaq National Market; (iii) increased consulting fees of $156,045 associated with fees paid to third-party investor relation firms; and (iv) increased office rent and related facility costs totaling $149,476 as we moved to a new office location during the second quarter of 2000.

     Depreciation and amortization was $2,057,900 for the year ended December 31, 2000, compared to $124,809 for the year ended December 31, 1999. During 2000, Jabber recorded amortization expense totaling $1,647,488 related to intangible assets Webb acquired from Durand Communications. These intangible assets were contributed to Jabber in July 2000, at Webb's carry-over basis. Included in loss from discontinued operations is amortization expense totaling $6,699,719 for our AccelX business related to intangible assets and goodwill we acquired from Durand Communications (prior to July 2000), NetIgnite, and Update Systems.

     During the year ended December 31, 2000, Jabber recorded an impairment loss totaling $1,302,204 from its assessment of the impairment of assets contributed by Webb from Webb's acquisition of Durand Communications. Included in net loss from discontinued operations is an impairment loss totaling $6,866,700 from our assessment of the impairment of assets used in our AccelX business from assets acquired in the purchase of Durand Communications and Update Systems. The impaired assets consisted of developed technology and goodwill as summarized in the following table:

                              Durand       Update       Total
                            ----------   ----------   ----------
Developed technology        $3,261,751   $       --   $3,261,751
Goodwill                     1,471,346    3,435,807    4,907,153
                            ----------   ----------   ----------

    Total impairment loss   $4,733,097   $3,435,807   $8,168,904
                            ==========   ==========   ==========

     Durand was acquired in 1999. The primary asset that Webb acquired in this transaction was the group communications software developed by Durand. Elements of the Durand technology have been integrated with our Jabber instant messaging software. Webb contributed these intangibles at its carry-over basis to Jabber in July 2000. NetIgnite was acquired in 1999 for its web site publishing technology, which was integrated into our AccelX product line. Update Systems was acquired during the first week of 2000. Update Systems had developed a notification product for small businesses which we believed could be easily integrated into our AccelX product line and, pending this integration, sold as a stand-alone product. Based on a review of the acquired technologies in combination with our evolving business plan, we determined that only a portion of such acquired technologies are utilized in our current products. Further, substantially less revenue had been recorded from products incorporating the acquired technologies than was originally expected and our current estimated revenues projected to be earned from the purchased technologies were also less than previously forecasted. During the fourth quarter of 2000, it became apparent that due to an overall economic slow down and its impact on our customers, coupled with substantial volatility in the capital and business environment and delays in purchasing decisions for new Internet-related products and services by large aggregators of small businesses, that the carrying amount of the acquired intangibles should be assessed for impairment. As a result, we assessed impairment by comparing the estimated undiscounted net cash flows expected to be generated from our current product offerings which use the purchased technologies to their remaining net book values of the assets. Our analysis showed that such assets were in fact impaired. Accordingly, the impairment charge was recorded based upon the difference between the carrying amount and the estimated fair value of the assets, determined using the net present value of the estimated future cash flows.

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

     Interest expense was $1,124,011 for the year ended December 31, 2000, compared to $2,352,062 for the year ended December 31, 1999. We recorded the following interest expense related to the 10% convertible note payable:

                                                Year Ended December 31,
                                                -----------------------
                                                   2000         1999
                                                ----------   ----------
Interest paid with principal-in-kind notes      $  154,110   $       --
Amortization of discount                           198,744      124,615
Amortization of financing costs                    591,075       45,142
Beneficial conversion feature                           --    1,967,522
                                                ----------   ----------
      Total non cash interest expense              943,929    2,137,279
Interest expense payable in cash                    63,014      173,973
                                                ----------   ----------
      Total 10% note payable interest expense   $1,006,943   $2,311,252
                                                ==========   ==========

     Loss on disposition of property and equipment totaled $344,341 for the year ended December 31, 2000. This resulted primarily from the relocation of our offices and the write off of unamortized leasehold improvements, including the cost of our computer center build-out, and disposal of existing office furnishings and equipment.

Discontinued Operations:

     On September 12, 2000, we sold our e-banking segment to a privately held company for consideration valued at $487,872, which was approximately the same as the net book value of the net assets of this segment. We received $39,700 in cash and 181,176 shares of the purchaser's common stock recorded at a value of approximately $2.47 per share. We estimated the fair value of the stock based on our assessment of the buyer's business prospects and the value of the assets we sold to them.

     At the time of the sale, which closed in September 2000, the purchaser had in place temporary financing and had initiated efforts to obtain permanent financing. Due to the specific circumstances surrounding the purchaser and the overall valuation environment for early-stage technology companies at the end of 2000, we reviewed the recorded value of these shares and determined that their value was likely to be permanently impaired. The additional funding did not materialize and in February 2001, the purchaser closed its business. As a result, we determined that the fair market value as of December 31, 2000, was zero, and that the decline in value was not temporary. Accordingly, we recorded a charge to earnings from continuing operations totaling $448,172 for the year ended December 31, 2000.

     On October 16, 2001, we terminated our AccelX local commerce business. As a result of the termination of this business, based upon the indicated fair value of these assets, we recorded an impairment loss of $2,025,322 in the third and fourth quarters of 2001, related to intangible assets we acquired from Update Systems, Inc. in January 2000.

     The sales of these segments are reflected as a sale of discontinued operations in the accompanying consolidated financial statements. Accordingly, the revenues, costs and expenses of these discontinued operations have been excluded from the respective captions in the Consolidated Statement of Operations and have been reported as "Loss from discontinued operations" for all periods presented.

     Summarized financial information for the discontinued operations are as follows:

                                                                       Year Ended December 31,
                                                                      --------------------------
AccelX Business Segment:                                                  2000          1999
                                                                      ------------   -----------
    Net revenues                                                      $  3,683,519   $ 1,193,196
                                                                      ------------   -----------
    Costs and expenses:
        Cost of revenues                                                 3,015,779     1,363,758
        Sales and marketing expenses                                     2,570,701     1,726,004
        Product development expenses                                     3,960,382     2,891,569
        General and administrative expenses                                930,101       575,062
        Customer acquisition costs                                              --       941,684
        Depreciation and amortization                                    7,097,223     2,777,714
        Impairment loss                                                  6,866,700            --
                                                                      ------------   -----------

            Total costs and expenses                                    24,440,886    10,275,791
                                                                      ------------   -----------

    Operating loss                                                     (20,757,367)   (9,082,595)
    Other income and expenses:
        Loss on foreign currency transactions                             (130,357)           --
        Equity in loss of subsidiary                                            --      (127,083)
                                                                      ------------   -----------
    Loss from AccelX discontinued operations                          $(20,887,724)  $(9,209,678)
                                                                      ============   ===========


E-banking Business Segment: (2000 amounts include activity through
September 12, 2000 only)
    Net revenues                                                      $    497,821   $   751,087
    Costs and expenses:                                                   (701,193)     (830,863)
                                                                      ------------   -----------
    Net loss from e-banking discontinued operations                   $   (203,372)  $   (79,776)
                                                                      ============   ===========

Minority Interest:

     Minority interest arises from the allocation of losses in our Jabber subsidiary to its minority stockholders. During 2000, we granted Jabber common stock to three Webb officers and other third parties for services rendered and to be rendered which vest over time, from the date of issuance through September 2002. We allocate a portion of Jabber's net losses to the minority stockholders to the extent of their share in net assets of Jabber. For the year ended December 31, 2000, we allocated $276,337 of Jabber's losses to its minority stockholders.

Net Loss Applicable to Common Stockholders:

     Net loss allocable to common stockholders was $48,853,667 for the year ended December 31, 2000, compared to $21,866,012 for the year ended December 31, 1999. We recorded non-cash expenses for the following items:

                                                                       Year Ended December 31,
                                                                      -------------------------
                                                                         2000          1999
                                                                      -----------   -----------
Amortization of intangible assets and goodwill                        $ 8,347,207   $ 2,523,351
Impairment loss                                                         8,168,904            --
Stock and warrants issued for services                                  1,478,232     1,814,682
Customer acquisition costs                                                     --       941,684
Amortization  of discount and  placement  fees to interest  expense and non-cash  interest  related to the 10%  convertible  note
      payable                                                             943,929     2,137,279
Write-of of investment in common stock                                    448,172            --
Preferred stock dividends                                                 373,126       272,663
Accretion of preferred stock                                           11,660,000     4,316,254
                                                                      -----------   -----------
Total                                                                 $31,419,570   $12,005,913
                                                                      ===========   ===========

     The increase in losses reflect losses from Jabber totaling $7,600,756 for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We used $11,609,823 in cash to fund our operations for the year 2001, compared to $15,633,784 for the year 2000. We received $367,649 in cash from investing activities for the year 2001, compared with using $2,315,784 in cash for the year 2000. We received $7,314,273 in cash from financing activities for the year 2001, compared with $18,640,512 for the year 2000.

     Following the purchase of Jabber preferred stock by FTTI in July 2001 (See
Item 7 Financial Statements--Note 7 to Notes to Consolidated Financial Statements), our Webb and Jabber business have been separately funded. Consequently, liquidity and capital resources for each business is presented below. Refer to Item 7 Financial Statements--Note 22 to Notes to Consolidated Financial Statements for the separate financial statements for each business.

     As of December 31, 2001, Jabber had cash and cash equivalents of $897,635 and working capital of $760,654. We financed our Jabber operations and capital expenditures and other investing activities during 2001 primarily through the sale of preferred stock to FTTI totaling $4,150,000 as well as cash investments by Webb totaling $2,358,638

     Jabber used $5,567,534 in cash to fund its operations for the year 2001, compared to $5,201,976 for the year ended December 31, 2000. The increase in 2001 is due to increased employee compensation of $2.9 million as a result of hiring 29 more employees from September 2000 to September 2001. This increase in the use of cash was partially off-set by an increase in cash collected from customers totaling $834,076 and a reduction in consulting expense as Jabber incurred $2 million in consulting fees in 2000.

     Jabber used $154,799 in investing activities, after receipt of $3,200 from the sale of computer equipment, for the purchase of property and equipment compared with $299,155 for the year ended December 31, 2000. Jabber plans to purchase approximately $100,000 of property and equipment during 2002.

     We believe that the cash on hand and the $3 million Webb has allocated from its working capital to fund Jabber's operations will be sufficient to fund Jabber's activities for the next four quarters until the second quarter of fiscal 2003, when Jabber is projected to have positive cash flow from operations. Our belief regarding Jabber's cash requirements is based on Jabber's current financial projections which forecasts Jabber consuming $2.3 million of cash for operations during the last three quarters of 2002 and $600,000 in the first quarter of 2003 and generating $375,000 of positive cash in the second quarter of 2003 and continuing to generate positive cash from operations thereafter. The use of cash is predicated on Jabber meeting its revenue projections and managing its expense levels to forecasted amounts. We estimate 2002 revenues for Jabber to increase 4.5 times over 2001, to $4.9 million in 2002, and then to triple from 2002 to 2003 and double from 2003 to 2004. Software license fees are projected to account for 55% of net revenues in 2002, and 75% in 2003 and 2004. We estimate Jabber's expenses to be $6.3 million for the last three quarters of 2002 and to increase to $11.6 million in 2003 and $15.5 million in 2003. Jabber has a limited operating history upon which to base its projections, particularly its revenue projections, and there can be no assurance that Jabber will be able to meet its projections for revenues and expenses. In addition, since many of Jabber's expenses are fixed or must be incurred in advance of revenues, Jabber's working capital requirements could increase significantly over projected levels if Jabber does not meet its revenue projections. Therefore, Jabber may require more cash for its operations than our current projections indicate. In this circumstance, Jabber would have to seek additional funding or reduce its operating activities.

     As of December 31, 2001, Webb had cash and cash equivalents of $21,563 and a working capital deficit of $(2,877,409). We financed our operations and capital expenditures and other investing activities during 2001 primarily through the sale of securities for which we received $3,568,219 in net proceeds. During the first quarter of 2002, Webb raised $7.5 million from the sale of its securities. (See Item 7 - Financial Statements and Notes 6, 7, 9 and 24 to
Notes to Consolidated Financial Statements for information regarding sales of securities). Of the $7.5 million raised in the first quarter of 2002, approximately $1.1 million has been used to pay outstanding obligations, $720,000 was used to pay the portion of the principal of our 10% convertible note payable which was not exchanged for shares of our preferred stock and approximately $3 million has been allocated to fund Jabber's operations. The balance of approximately $2.7 million is being used to fund Webb's operating expenses which are separate from those for Jabber.

     We used $6,042,289 in cash to fund Webb's operations for the year ended December 31, 2001, compared to $10,431,808 for the year ended December 31, 2000. The decrease in 2001 is primarily a result of cost reduction measures we implemented beginning in the second quarter of 2001, with reductions in Webb's workforce, including layoffs in our AccelX business and corporate segment, as well as reductions in other employee related expenses. Webb's monthly cash operating expenses are estimated to average approximately $130,000 per month during 2002.

     Webb used $1,836,190 in net investing activities for the year ended December 31, 2001, compared with $7,529,090 for the year ended December 31, 2000. During 2001, Webb used $2,430,087 in cash for investing activities, compared with $7,547,503 for 2000. Webb invested $2,358,638 in Jabber compared with $5,512,461 for 2000; and purchased $71,449 of property and equipment in 2001 compared with $2,138,370 for 2000. Property and equipment purchases in 2000 included $921,600 for leasehold improvements, office furnishings and a server room build-out for our new offices which we occupied in May 2000, as well as $617,000 for computer hardware and $420,000 for third-party software for software development and accounting. Webb also loaned $195,827 to two company officers. During 2001, Webb received $597,097 in cash from investing activities, compared with $18,413 in 2000. Webb received $559,475 from the sale of computer equipment, third-party computer software and office furnishings in 2001, compared to $10,279 in 2000; and collected in 2001 $37,622 of the loans made to the company officers in 2000. Webb plans to invest approximately $3 million in Jabber in 2002, through the purchase of Jabber securities. Webb does not plan to purchase a significant amount of property and equipment during 2002.

     We believe our cash on-hand of approximately $5.3 million at March 28, 2002, which includes the $3 million Webb has allocated for Jabber, will be sufficient to fund Webb's and Jabber's operating expenses for at least the next twelve months. In order to provide greater flexibility in determining the timing and the level of investments in marketing and product development initiatives, to provide operating reserves which could be required to fund operations in the event that Jabber does not achieve projected revenues and to establish additional strategic relationships, we are continuing to seek additional equity investments through either additional sales of Webb's capital stock or sales of Jabber's capital stock. We have no commitments or agreements for the sale of any additional securities and there can be no assurance that we will be able to raise any additional working capital.

EXPOSURE TO FOREIGN CURRENCY RISK

     During 2000, we expanded our operations to include customers located in Europe and we opened an office in Amsterdam. As a result, we are subject to exposure resulting from changes in the Euro (our subsidiary's functional currency) and other currencies related to the United States dollar. Further, from time to time, we may agree to accept a receivable denominated in currencies other than our functional currencies (i.e., the United States Dollar and the Euro). During 2001 and 2000, we recorded $18,837 and $130,357, respectively, in discontinued operations of transaction loss related to exchange rate changes between the Euro and the U.S. Dollar on a receivable from a customer denominated in the Euro.

Item 7. FINANCIAL STATEMENTS.

     See Financial Statements beginning on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Incorporated by reference to Webb's definitive proxy statement for the 2002 Annual Meeting of Shareholders.

Item 10. EXECUTIVE COMPENSATION.

     Incorporated by reference to Webb's definitive proxy statement for the 2002 Annual Meeting of Shareholders.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated by reference to Webb's definitive proxy statement for the 2002 Annual Meeting of Shareholders.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference to Webb's definitive proxy statement for the 2002 Annual Meeting of Shareholders.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) For Financial Statements filed as a part of this Report, reference is made to "Index to Financial Statements" on page F-1 of this Report. For a list of Exhibits filed as a part of this Report, see Exhibit Index page following Audited Financial Statements and Notes thereto.

(b) During the last quarter for the period covered by this Report, we filed the following reports on Form 8-K:

     . Form 8-K dated November 1, 2001 - We reported the termination of our AccelX local commerce business. No financial statements were filed with this report.
     . Form 8-K dated November 29, 2001 - This report includes financial statements for the years ended December 31, 2000 and 1999, which were restated as a result of the termination of our AccelX local commerce business, as well as a revised management's discussion and analysis of financial condition and results of operations.
     . Form 8-K dated December 20, 2001 - We reported the exchange of 350.205 shares of our common stock for 200,205 shares of our series B-2 preferred stock owned by Castle Creek Technology Partners, LLC. As part of this exchange, Castle Creek converted its remaining 250 shares of Series B-2 preferred stock into 100,000 shares of our common stock and agreed to our deferral of payment of approximately $110,000 of interest and penalty payments due January 31, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WEBB INTERACTIVE SERVICES, INC.


Date:  March 29, 2002          By /s/ William R. Cullen
                                  ----------------------------------------------
                                      William R. Cullen, Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ William R. Cullen                                    March 29, 2002
---------------------------------------
William R. Cullen
(President, Chief Executive Officer,
Chief Financial Officer and a Director)


/s/ Stuart J. Lucko                                      March 29, 2002
---------------------------------------
Stuart J. Lucko
(Controller)


/s/ Lindley S. Branson                                   March 29, 2002
---------------------------------------
Lindley S. Branson
(Director)


/s/ Robert J. Lewis                                      March 29, 2002
---------------------------------------
Robert J. Lewis
(Director)


/s/ Richard C. Jennewine                                 March 29, 2002
---------------------------------------
Richard C. Jennewine
(Director)


/s/ Alan Falenski                                        March 29, 2002
---------------------------------------
Alan Falenski
(Director)


/s/ Robert Lacey                                         March 29, 2002
---------------------------------------
Robert Lacey
(Director)

Item 7. FINANCIAL STATEMENTS.

                         WEBB INTERACTIVE SERVICES, INC.
                         -------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                                                            Page
                                                                            ----

Report of Independent Public Accountants                                     F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000                 F-3

Consolidated Statements of Operations for the Years Ended December 31,
2001 and 2000                                                                F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the Years
Ended December 31, 2001 and 2000                                             F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
2001 and 2000                                                                F-6

Notes to Consolidated Financial Statements                                   F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Webb Interactive Services, Inc.:

We have audited the accompanying consolidated balance sheets of WEBB INTERACTIVE SERVICES, INC. (a Colorado corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webb Interactive Services, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                                             ARTHUR ANDERSEN LLP

Denver, Colorado,
March 28, 2002.

                         WEBB INTERACTIVE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,
                                                                         -----------------------------
                                                                             2001            2000
                                                                         -------------    ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                           $     919,198    $  4,827,030
     Restricted cash                                                                --         525,000
     Accounts receivable, net (Note 2)                                         414,991         152,269
     Prepaid expenses                                                           33,377          57,025
     Notes receivable from Company officers (Note 3)                           160,822         198,444
     Short-term deposits and other current assets                               68,862         370,522
                                                                         -------------    ------------

        Total current assets                                                 1,597,250       6,130,290

Property and equipment, net (Note 4)                                         1,541,045       1,649,415
Intangible assets, net of accumulated amortization of $2,370,495 and
        $823,744, respectively (Notes 15, 16 and 17)                           727,301       2,274,052
Net long-term assets of discontinued operations (Note 17)                           --       4,908,332
Deferred financing assets                                                      233,451         815,301
Other assets                                                                        --          51,689
                                                                         -------------    ------------

        Total assets                                                     $   4,099,047    $ 15,829,079
                                                                         =============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
     10% convertible note payable, net of discount of $84,776 (Note 8)   $   1,847,416    $         --
     Convertible note payable and accrued interest payable (Note 7)            104,607              --
     Capital leases payable (Note 5)                                            63,930         227,876
     Short-term note payable (Note 6)                                          175,000              --
     Accounts payable and accrued liabilities                                  741,923       1,811,240
     Accrued salaries and payroll taxes payable                                344,316         936,596
     Accrued interest payable                                                   58,964          63,014
     Deferred revenue and customer deposits                                    192,592              --
     Net current liabilities of discontinued operations (Note 17)              306,846         210,603
                                                                         -------------    ------------

        Total current liabilities                                            3,835,594       3,249,329
10% convertible note payable, net of discount of $295,676 (Note 8)                  --       2,358,434

Commitments and contingencies
Minority interest in subsidiary                                              5,674,496              --
Stockholders' equity (deficit)
     Preferred stock, no par value, 5,000,000 shares authorized:
        Series B-2 convertible preferred stock, none and 978
           shares issued and outstanding, respectively                              --         912,286

        Series C-1 convertible preferred stock, 2,500 and none
            shares issued and outstanding, respectively                      2,450,000              --

     Common stock, no par value, 60,000,000 shares authorized,
        11,331,522 and 10,354,473 shares issued and outstanding,
        respectively                                                        93,155,341      85,506,004
     Warrants and options                                                   15,010,930      15,450,237
     Deferred compensation                                                          --        (154,774)
     Accumulated other comprehensive income (loss)                              (5,049)          1,371
     Accumulated deficit                                                  (116,022,265)    (91,493,808)
                                                                         -------------    ------------

              Total stockholders' equity (deficit)                          (5,411,043)     10,221,316
                                                                         -------------    ------------

              Total liabilities and stockholders' equity (deficit)       $   4,099,047    $ 15,829,079
                                                                         =============    ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                         WEBB INTERACTIVE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended
                                                                 December 31,
                                                         ----------------------------
                                                             2001            2000
                                                         ------------    ------------
Net revenues (Note 14)                                   $  1,079,337    $    330,875
Cost of revenues                                              691,211         494,726
                                                         ------------    ------------

    Gross margin                                              388,126        (163,851)
                                                         ------------    ------------

Operating expenses:
    Sales and marketing                                       917,361         468,972
    Product development                                     2,719,204       1,416,590
    General and administrative                              5,903,062       9,411,549
    Depreciation and amortization                           2,047,128       2,057,900
    Impairment loss (Note 16)                                      --       1,302,204
                                                         ------------    ------------

                                                           11,586,755      14,657,215
                                                         ------------    ------------

    Loss from operations                                  (11,198,629)    (14,821,066)

Interest income                                               118,479         731,808
Interest expense                                           (3,312,054)     (1,124,011)
Loss on write-off of investment in common stock                    --        (448,172)
Other income                                                   25,062              --
Loss on disposition of property and equipment                 (61,783)       (344,341)
                                                         ------------    ------------

Net loss from continuing operations                       (14,428,925)    (16,005,782)
Loss from discontinued operations (Note 17)                (7,283,712)    (21,091,096)
                                                         ------------    ------------

Net loss before minority interest                         (21,712,637)    (37,096,878)
Minority interest in losses of subsidiary                     389,509         276,337
                                                         ------------    ------------

Net loss                                                  (21,323,128)    (36,820,541)
Preferred stock dividends (Notes 7 and 9)                    (156,915)       (373,126)
Accretion of preferred stock to stated value (Note 9)      (3,048,414)    (11,660,000)
                                                         ------------    ------------

Net loss applicable to common stockholders               $(24,528,457)   $(48,853,667)
                                                         ============    ============
Net loss applicable to common stockholders from
    continuing operations per share, basic and diluted   $      (1.61)   $      (3.06)
                                                         ============    ============
Net loss applicable to common stockholders from
    discontinued operations per share, basic and diluted $      (0.68)   $      (2.33)
                                                         ============    ============

Net loss applicable to common stockholders per share,
    basic and diluted                                    $      (2.29)   $      (5.39)
                                                         ============    ============

Weighted average shares outstanding, basic and diluted     10,692,960       9,060,437
                                                         ============    ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                         WEBB INTERACTIVE SERVICES, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                      Preferred Stock              Common Stock
                                                  -----------------------   --------------------------  Warrants and     Deferred
                                                   Shares       Amount        Shares         Amount       Options      Compensation
                                                  -------    ------------   -----------    -----------  ------------   ------------
Balances, December 31, 1999                        85,000    $  1,020,295     7,830,028    $49,513,769  $  8,612,322   $   (412,707)

 Series B-2 preferred stock issued in  private
    placement                                      12,500      12,500,000            --             --            --             --
    Cash offering costs                                --        (840,000)           --             --            --             --
    Value of warrants issued for common stock          --      (8,622,986)           --             --     8,622,986             --
    Beneficial conversion feature of preferred
       stock                                           --      (3,037,014)           --      3,037,014            --             --

Accretion of preferred stock to stated value           --      11,660,000            --             --            --             --
Preferred stock dividends                              --           2,733            --             --            --             --
Beneficial conversion feature on 10% preferred
    stock dividends converted to common stock          --              --            --        370,393            --             --
Conversion of preferred stock and dividends to
    common stock                                  (96,522)    (11,770,742)    1,231,438     11,770,742            --             --
Conversion of 10% note payable to common stock         --              --       248,262        803,569            --             --
Common stock and common stock warrants issued
    in connection with Update acquisition              --              --       278,411      8,630,741     1,364,676             --
Exercise of warrants and options                       --              --       751,334     11,132,885    (3,892,442)            --
Stock and stock options issued for services            --              --        15,000        246,891       519,554        711,787
Deferred compensation                                  --              --            --             --       223,141       (453,854)
Other comprehensive income                             --              --            --             --            --             --
Net loss                                               --              --            --             --            --             --

Comprehensive income                                   --              --            --             --            --             --
                                                  -------    ------------   -----------    -----------  ------------   ------------
Balances, December 31, 2000                           978         912,286    10,354,473     85,506,004    15,450,237       (154,774)
                                                  -------    ------------   -----------    -----------  ------------   ------------

Series C-1 preferred stock private placement        2,500       2,500,000            --             --            --             --
   Cash offering costs                                 --         (50,000)           --             --            --             --
   Value of warrants issued for common stock           --        (735,279)           --             --       735,279             --
   Beneficial conversion feature of preferred
    stock                                              --      (1,235,279)           --      1,235,279            --             --
   Accretion of preferred stock to stated value        --       1,970,558            --             --            --             --
Beneficial conversion feature on 10% note
    payable conversion price reset                     --              --            --      2,394,234            --             --
Beneficial conversion feature on series B-2
    preferred stock conversion price reset             --              --            --        886,068            --             --
Conversion of series B-2 preferred stock             (778)       (725,755)      311,200        725,755            --             --
Exchange of series B-2 preferred stock               (200)       (186,531)      350,205        186,531            --             --
Beneficial conversion feature on exchange of
    series B-2 preferred stock                         --              --            --        191,788            --             --
Conversion of 10% note payable                         --              --       292,727        508,000            --             --
Exercise of stock options                              --              --        12,917         24,219            --             --
Warrants issued with short-term note payable           --              --            --             --        15,738             --
Warrant issued to financial services firm              --              --            --             --        70,934             --
Deferred compensation                                  --              --            --             --            --        390,979
Common stock and warrants issued for services          --              --        10,000         28,750       349,245       (377,995)
Cancellation of warrants                               --              --            --      1,468,713    (1,610,503)       141,790
Preferred stock dividends on Jabber preferred
    stock                                              --              --            --             --            --             --
Other comprehensive loss                               --              --            --             --            --             --
Net loss                                               --              --            --             --            --             --

Comprehensive loss                                     --              --            --             --            --             --
                                                  -------    ------------   -----------    -----------  ------------   ------------

Balances, December 31, 2001                         2,500    $  2,450,000    11,331,522    $93,155,341  $ 15,010,930   $         --
                                                  =======    ============   ===========    ===========  ============   ============


                                                                     Accumulated
                                                                        Other                            Stockholders'
                                                   Accumulated       Comprehensive       Comprehensive     Equity
                                                     Deficit         Income (Loss)         Income        (Deficit)
                                                  -------------    -----------------    ------------    ------------
Balances, December 31, 1999                       $ (42,640,141)   $              --    $         --    $ 16,093,538

 Series B-2 preferred stock issued in  private
    placement                                                --                   --              --      12,500,000
    Cash offering costs                                      --                   --              --        (840,000)
    Value of warrants issued for common stock                --                   --              --
    Beneficial conversion feature of preferred
       stock                                                 --                   --              --              --

Accretion of preferred stock to stated value        (11,660,000)                  --              --              --
Preferred stock dividends                                (2,733)                  --              --              --
Beneficial conversion feature on 10% preferred
    stock dividends converted to common stock          (370,393)                  --              --              --
Conversion of preferred stock and dividends to
    common stock                                             --                   --              --              --
Conversion of 10% note payable to common stock               --                   --              --         803,569
Common stock and common stock warrants issued
    in connection with Update acquisition                    --                   --              --       9,995,417
Exercise of warrants and options                             --                   --              --       7,240,443
Stock and stock options issued for services                  --                   --              --       1,478,232
Deferred compensation                                        --                   --              --        (230,713)
Other comprehensive income                                   --                1,371           1,371           1,371
Net loss                                            (36,820,541)                  --     (36,820,541)    (36,820,541)
                                                                                        ------------
Comprehensive income                                         --                   --    $(36,819,170)             --
                                                  -------------    -----------------    ============    ------------
Balances, December 31, 2000                         (91,493,808)               1,371                      10,221,316
                                                  -------------    -----------------                    ------------

Series C-1 preferred stock private placement                 --                   --              --       2,500,000
   Cash offering costs                                       --                   --              --         (50,000)
   Value of warrants issued for common stock                 --                   --              --              --
   Beneficial conversion feature of preferred
    stock                                                    --                   --              --              --
   Accretion of preferred stock to stated value      (1,970,558)                  --              --              --
Beneficial conversion feature on 10% note
    payable conversion price reset                           --                   --              --       2,394,234
Beneficial conversion feature on series B-2
    preferred stock conversion price reset             (886,068)                  --              --              --
Conversion of series B-2 preferred stock                     --                   --              --              --
Exchange of series B-2 preferred stock                       --                   --              --              --
Beneficial conversion feature on exchange of
    series B-2 preferred stock                         (191,788)                  --              --              --
Conversion of 10% note payable                               --                   --              --         508,000
Exercise of stock options                                    --                   --              --          24,219
Warrants issued with short-term note payable                 --                   --              --          15,738
Warrant issued to financial services firm                    --                   --              --          70,934
Deferred compensation                                        --                   --              --         390,979
Common stock and warrants issued for services                --                   --              --              --
Cancellation of warrants                                     --                   --              --              --
Preferred stock dividends on Jabber preferred
    stock                                              (156,915)                  --              --        (156,915)
Other comprehensive loss                                     --               (6,420)         (6,420)         (6,420)
Net loss                                            (21,323,128)                  --     (21,323,128)    (21,323,128)
                                                                                        ------------
Comprehensive loss                                           --                   --    $(21,329,548)             --
                                                  -------------    -----------------    ============    ------------

Balances, December 31, 2001                       $(116,022,265)   $          (5,049)                   $ (5,411,043)
                                                  =============    =================                    ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                         WEBB INTERACTIVE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended
                                                                                          December 31,
                                                                                  ----------------------------
                                                                                      2001            2000
                                                                                  ------------    ------------
Cash flows from operating activities:
    Net loss                                                                      $(21,323,128)   $(36,820,541)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation expense                                                          1,144,769       1,159,276
       Amortization expense                                                          3,050,388       8,347,207
       Impairment loss                                                               2,025,322       8,168,904
       Forfeiture of lease collateral                                                  475,000              --
       Minority interest in losses of subsidiary                                      (389,509)       (276,337)
       Stock and stock options issued for services                                     652,069       1,478,232
       Loss on sale and disposal of property and equipment                              83,010         344,341
       Notes payable issued for interest on 10% convertible note payable                 9,900         154,110
       Bad debt expense                                                                 53,860         147,882
       Accrued interest payable on convertible note payable                             45,607
       Write-off of investment in common stock                                              --         448,172
       Accrued interest income on notes receivable                                          --          (2,617)
       Interest expense on 10% note payable from beneficial conversion feature       2,394,234              --
       Amortization of 10% convertible note payable discount                           151,058         198,744
       Amortization of short-term note payable discount                                 21,000              --
       Amortization of 10% convertible note payable financing assets                   417,875         591,075
       Amortization of short-term note payable deferred financing asset                 15,738              --
    Changes in operating assets and liabilities:
       Decrease (increase) in restricted cash                                           50,000        (525,000)
       Increase in accounts receivable                                                 (28,226)       (510,391)
       Decrease in prepaid expenses                                                    260,927          97,560
       Decrease in short-term deposits and other assets                                353,349          26,550
       Increase (decrease) in accounts payable and accrued liabilities                (326,902)      1,281,917
       (Decrease) increase in accrued salaries and payroll taxes payable              (820,182)        173,506
       Decrease in accrued interest payable                                             (4,050)        (63,014)
       Increase (decrease) in customer deposits and deferred revenue                    78,068         (53,360)
                                                                                  ------------    ------------
       Net cash used in operating activities                                       (11,609,823)    (15,633,784)
                                                                                  ------------    ------------
Cash flows from investing activities:
    Proceeds from the sale of property and equipment                                   559,475          10,279
    Net proceeds from sale of discontinued operation                                        --           8,134
    Purchase of property and equipment                                                (229,448)     (2,138,370)
    Notes receivable from Company officers                                              37,622        (195,827)
                                                                                  ------------    ------------
       Net cash provided by (used in) investing activities                             367,649      (2,315,784)
                                                                                  ------------    ------------
Cash flows from financing activities:
    Payments on capital leases                                                        (163,946)       (259,931)
    Payment of short-term notes payable                                               (340,000)             --
    Proceeds from issuance of convertible note payable                               2,500,000              --
    Proceeds from issuance of short-term notes payable                                 340,000              --
    Proceeds from issuance of series B preferred stock and warrants                         --      12,500,000
    Proceeds from issuance of series C-1 preferred stock and warrants                2,500,000              --
    Proceeds from issuance of Jabber preferred stock                                 2,525,000              --
    Proceeds from exercise of stock options and warrants                                24,219       7,240,443
    Short-term notes payable financing costs                                           (21,000)             --
    Preferred stock and warrant offering costs                                         (50,000)       (840,000)
                                                                                  ------------    ------------
       Net cash provided by financing activities                                     7,314,273      18,640,512
                                                                                  ------------    ------------
Net (decrease) increase in cash and cash equivalents                                (3,927,901)        690,944
Effect of foreign currency exchange rate changes on cash                                (6,420)          1,371
Cash and cash equivalents, beginning of year                                         4,856,686       4,164,371
Cash in discontinued operations                                                         (3,167)        (29,656)
                                                                                  ------------    ------------
Cash and cash equivalents, end of year                                            $    919,198    $  4,827,030
                                                                                  ============    ============

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                         WEBB INTERACTIVE SERVICES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                       Year Ended
                                                                                      December 31,
                                                                              ---------------------------
                                                                                  2001           2000
                                                                              ------------   ------------
Supplemental disclosure of cash flow information:
       Cash paid for interest                                                 $    256,223   $    168,943
                                                                              ============   ============

Supplemental schedule of non-cash investing and financing activities:
       Common stock and warrants issued in business combinations              $         --   $  9,995,417
       Accretion of preferred stock to stated value and other deemed
            dividends                                                         $  3,048,414   $ 11,660,000
       Preferred stock and prior period cumulative dividends paid in common
            stock                                                             $    156,915   $    373,126
       Preferred stock and dividends converted to common stock                $    725,755   $ 11,770,742
       Preferred stock and dividends exchanged for common stock               $    186,531   $         --
       10% note payable converted to common stock                             $    508,001   $    803,569
       Common stock received from sale of e-banking business                  $         --   $    448,172
       Capital leases for equipment                                           $         --   $    263,788

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                         WEBB INTERACTIVE SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

      Webb Interactive Services, Inc. (with its subsidiaries collectively referred to as the "Company" or "Webb"), was incorporated on March 22, 1994, under the laws of Colorado, and principal operations began in 1995. Webb is the founder and the majority stockholder of Jabber, Inc. ("Jabber"), a company in the early stages of developing extensible instant messaging ("IM") software products and services. We formed Jabber in February 2000, to commercialize the Jabber.org instant messaging system begun in 1998 by Jeremie Miller, the founder of this open-source movement. We became the commercial sponsor of the Jabber.org open-source movement in September 1999, in connection with our employment of Mr. Miller. Jabber commenced operations in May 2000, and released its initial proprietary IM software product in March 2001. During 2001, Jabber earned revenue from licensing its software, fees from support and maintenance agreements and fees from professional service contracts. During 2000, Jabber earned revenue primarily from professional service engagements in which Jabber customized its commercial server software and the open-source IM software for customers. Due to the termination our AccelX business segment in October 2001, continuing operations of Webb refer to the Jabber business segment and Webb's corporate activities.

      Prior to October 16, 2001, we were also engaged in developing software products and services designed to assist small businesses in developing, maintaining and strengthening local buyer-seller relationships. This business was terminated on October 16, 2001, as we were unable to obtain financing for this business on acceptable terms and market conditions for these products and services were continuing to develop at a slower rate than we had anticipated. In connection with the termination of this business, we granted a license for software used in this business to Nextron Communications, Inc. ("Nextron") for a license fee of $1 million. We also sold assets used in this business to Nextron for an initial purchase price of $500,000. In addition, on September 16, 2000, we sold our e-banking business to a privately held company for cash and stock. The accompanying consolidated financial statements reflect the sale of these segments as discontinued operations.

      In January 2000, we consummated our acquisition of Update Systems, Inc. ("Update"). Update's shareholders exchanged all of their shares for shares of Webb common stock in a business combination that was recorded using the purchase method of accounting. The accompanying consolidated financial statements reflect the results of operations of this acquisition from the date of its consummation. The consideration paid in excess of the fair market value of the tangible assets acquired was recorded as intangible assets and goodwill.

      We have not been profitable since inception. Our ability to become profitable depends on our ability to market our products and services and generate revenues sufficient to exceed our expenses. Because of the new and evolving nature of instant messaging technologies and Jabber's early stage of development, we cannot be sure that our revenue model will prove to be viable, whether demand for our products and services will materialize at the prices we expect to charge, or whether current or future pricing levels will be sustainable. We are also highly dependent on certain key personnel. At December 31, 2001, we had $919,198 in cash and cash equivalents. Subsequent to December 31, 2001, we raised $7.5 million from the sale of Webb securities to Jona, Inc.("Jona"), $720,000 of debt was repaid and $1.2 million in debt was converted to equity (See Note 24). These activities have provided us with substantial cash for future operations and allow us to focus on the commercialization of our Jabber products. We believe that these funds will provide us with sufficient capital to operate both businesses through at least March 2003. We have expended significant funds to develop Jabber's current product offerings and we anticipate continuing losses in 2002 as we further develop and market Jabber's products in advance of market acceptance in sufficient quantities to achieve positive cash flow from operations. Webb does not currently have a source of revenue which is independent from its Jabber subsidiary, and is therefore dependent on the success of its Jabber Subsidiary. As a result of the France Telecom Technologies Investissements ("FTTI") in Jabber, Jabber is being funded separately. Webb expects to make additional investments in Jabber in the future. Our continued long-term viability depends, in part, on Jabber's ability to obtain additional profitable customer contracts.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Webb and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The net loss attributable to the minority stockholders' interests, which relates to our Jabber subsidiary, is recorded based upon the minority interest share of the net assets of Jabber.

      Revenue Recognition

      Revenues are generated from the license of our software products and from professional service arrangements. Software license revenue is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2 "Software Revenue Recognition" ("SOP 97-2") and related interpretations and amendments as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants.

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

      We recognize revenue on software arrangements only when persuasive evidence of an agreement exists, customer acceptance, if any, has occurred, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Under certain circumstances, software license revenue is deferred until all criteria of SOP 97-2 are met. Certain arrangements contain provisions which result in the recognition of revenue from software licenses ratably over the term of the contract.

      Revenue from professional services billed on a time and materials basis is recognized as the services are performed and amounts due from customers are deemed collectible and are contractually non-refundable. Revenue from fixed price long-term contracts is recognized on the percentage of completion method for individual contracts. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, or if we are unable to make sufficiently accurate estimates of costs at the outset of the arrangement, we use the completed contract method of accounting whereby revenue is recognized when the work is completed. Customer payments and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

      Revenue from maintenance and support agreements is recognized on a straight-line basis over the term of the related maintenance and support agreement.

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

      Business Combinations

      Business combinations that have been accounted for under the purchase method of accounting include the results of operations of the acquired businesses from the date of acquisition. We recorded the assets and liabilities of the companies we acquired at their estimated fair values on the date of acquisition (See Note 15).

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

      We perform ongoing evaluations of our customers' financial condition and generally do not require collateral. Allowances for uncollectable accounts receivable are determined based upon information available and historical experience. Accounts receivable are shown net of allowance for doubtful accounts totaling $27,005 and $6,000 as of December 31, 2001 and 2000, respectively.

      As discussed in Note 18, three and four customers in 2001 and 2000, respectively, accounted for more than 10% of Jabber's revenues, and one customer for each year accounted for more than 10% of Jabber's accounts receivable at December 31, 2001 and 2000.

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

      Long-Lived Assets, Intangible Assets and Goodwill

      In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS 121"), we evaluate the carrying value of our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the estimated cost to sell the asset.

      Intangible assets and goodwill are being amortized on a straight-line basis over their estimated economic lives of three years. Following acquisitions resulting in intangible assets and goodwill, we continually evaluate whether later events and circumstances have occurred that indicate the remaining useful life of the intangible assets and goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that intangible assets and goodwill should be evaluated for possible impairment, we use an estimate of the undiscounted cash flows over the remaining life of the intangible assets and goodwill in measuring whether the intangible assets and goodwill are recoverable.

      We recorded amortization expense totaling $3,050,388, including $1,503,639 from discontinued operations, and $8,347,207, including $6,699,719 from discontinued operations, for the years ended December 31, 2001 and 2000, respectively. We also recorded an impairment loss on certain intangible assets and goodwill totaling $2,025,322 from discontinued operations for the year ended December 31, 2001, and $8,168,904, including $6,866,700 from discontinued operations, for the year ended December 31, 2000 (See Notes 16 and 17).

      After the termination of our AccelX business, the remaining intangible assets consists of intangible assets related to Jabber's products which totaled $727,301 at December 31, 2001. We have concluded, based upon the values established in the transaction with FTTI, that the intangible assets and goodwill related to Jabber's products are not impaired at December 31, 2001. We will continue to evaluate the carrying value of the remaining intangible assets for possible impairment. Such a review may indicate further impairment that would require us to record additional impairment losses in future periods and those losses could be substantial.

      Cost of Revenues

      Cost of revenues include nominal direct costs of delivering software, direct labor costs for maintenance and support and professional services, and an allocation of overhead costs.

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

      We have determined that the time between technological feasibility and general release of the software products is short. Consequently, we have not capitalized software development costs but expensed those costs as incurred. The cost of developing routine software enhancements is expensed as incurred.

      Intangibles, net in the accompanying consolidated balance sheets include amounts allocated to software products acquired in business combinations. These costs are being amortized over three years. Remaining unamortized costs were $727,301 related to continuing operations as of December 31, 2001, and $2,274,052 from continuing operations and $3,727,615 from discontinued operations as of December 31, 2000.

      Fair Value of Financial Instruments

      Financial instruments consist of cash and cash equivalents, trade and notes receivable, the 10% note payable and the short-term note payable. As of December 31, 2001 and 2000, the carrying values of such instruments approximated their fair values, except for the 10% note payable, which, based upon interest rates currently available for debt with comparable terms and characteristics, is estimated to be $1,632,773 at December 31, 2001.

      Foreign Currencies

      The functional currency of our foreign subsidiary is the Euro. Assets and liabilities of this subsidiary are translated to U.S. dollars at year-end exchange rates and income statement items are translated at the exchange rates present at the time such transactions arise. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income, a component of Stockholders' equity (deficit).

      Transactions denominated in currencies other than the Euro are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in foreign currency transaction gains and losses which are reflected in income as unrealized (based on period-end translation) or realized (upon settlement of the transaction). Unrealized transaction gains and losses applicable to permanent investments by Webb in its foreign subsidiary are included as cumulative translation adjustments, and unrealized translation gains and losses applicable to short-term intercompany receivables from or payables to Webb and its foreign subsidiary are included in income.

      Income Taxes

      The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. Our deferred tax assets have been reduced by a valuation allowance to the extent it is more likely than not that some or all of the deferred tax assets will not be realized (See Note 19).

      Stock-Based Compensation

      Employee stock option plans and other employee stock-based compensation arrangements are accounted for in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and related interpretations. As such, compensation expense related to employee stock options is recorded if, on the measurement date, the fair value of the underlying stock exceeds the stock option exercise price. We adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma disclosures for employee stock grants made in 1996 and future years as if the fair-value-based method of accounting in SFAS 123 had been applied to these transactions.

      Equity instruments issued to non-employees are accounted for in accordance with SFAS 123 and related interpretations. Certain grants of warrants require the use of variable plan accounting whereby the warrants are valued using the Black-Scholes option pricing model at the date of issuance and at each subsequent reporting date with final valuation on the vesting date. Such instruments can result in substantial volatility in our results of operations until they are vested. We record deferred compensation expense based on the calculated values as of the initial grant date and subsequent measurement dates, and record expense over the vesting term of the warrant.

      In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). The Interpretation clarifies the application of APB No. 25 for certain issues related to equity-based instruments issued to employees. We adopted the provisions of FIN No. 44 in July 2000. There was no significant impact on our financial position or results of operations as a result of the application of FIN No. 44.

      Net Loss Per Common Share

      Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic net loss per share is computed by dividing net loss applicable to common shareholders for the period, subject to certain adjustments, by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of our net losses, all potentially dilutive securities, as indicated in the table below, would be anti-dilutive and are excluded from the computation of diluted loss per share, and there are no differences between basic and diluted per share amounts for all years presented.

                                                              December 31,
                                                        ------------------------
                                                           2001          2000
                                                        ----------    ----------
Stock options                                            4,607,074     4,128,070
10% convertible note payable                               772,877       263,566
Warrants and underwriter options                         1,380,315       729,318
Series B-2 preferred stock                                      --        95,844
Series C-1 preferred stock                               1,000,000            --
                                                        ----------    ----------

Total                                                    7,760,266     5,216,798
                                                        ==========    ==========

      The number of shares excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method were 1,481,401 and 2,222,989 for the years ended December 31, 2001 and 2000, respectively.

      Comprehensive Income (Loss)

      Comprehensive income (loss) includes net earnings (loss) and other non-owner changes to stockholders' equity not reflected in net income (loss) applicable to common stockholders. The components of accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets, consists of cumulative translation adjustments from assets and liabilities of our foreign subsidiary.

      Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

      Effective January 1, 1999, we adopted the provisions of SOP 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use" ("SOP 98-1"). This statement establishes standards for the capitalization of costs related to internal use software. In general, costs incurred during the development stage are capitalized, while the costs incurred during the preliminary project and post-implementation stages are expensed. During the year ended December 31, 2000, we capitalized $113,657 of costs associated with the implementation of our accounting system. During 2001, we did not incur costs which would be required to be capitalized under SOP 98-1.

      Recent Accounting Pronouncements

      Effective June 30, 2001, the FASB issued SFAS Nos. 141, "Business Combinations" ("SFAS 141") and 142, "Goodwill and Other Intangible Assets" (SFAS 142"). SFAS 141 was effective for acquisitions occurring after June 30, 2001, and provides guidance in accounting for business combinations including allowing the use of purchase method of accounting as the only acceptable method to account for business combinations. The Company adopted SFAS 141 on January 1, 2002. SFAS 142 provides guidance on the accounting of goodwill and other intangibles specifically relating to identifying and allocating purchase price to specific identifiable intangible assets. Additionally, SFAS 142 provides guidance for the amortization of identifiable intangible assets and states that goodwill shall not be amortized, but rather tested for impairment at least annually, using a fair value approach. SFAS 142 is required to be adopted in the first quarter of the fiscal year beginning after December 15, 2001. At December 31, 2001, our intangible assets recorded on our balance sheet did not include goodwill.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting of the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 also amends APB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The provisions of this statement are generally to be applied prospectively. Management has not yet determined the effect SFAS 144 will have on the Company's financial statements.

      Reclassifications

      Certain reclassifications to prior year financial statements have been made to conform to the current year's presentation.

(3) NOTES RECEIVABLE FROM COMPANY OFFICERS

      During 2000, Webb loaned a total of $195,827 to two officers of the Company pursuant to demand notes with full recourse bearing interest at 8% per annum. Interest is payable monthly commencing July 1, 2000. During 2001, the Company was repaid principal and interest totaling $37,622.

(4) PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                          December 31,
                                                  -----------------------------
                                                      2001             2000
                                                  ------------     ------------
Computer equipment                                $    841,811     $    795,713
Office furniture and equipment                         488,432          478,499
Purchased software                                     655,842          615,165
Leasehold improvements                                 479,816          496,453
                                                  ------------     ------------

                                                     2,465,901        2,385,830
Less accumulated depreciation                         (924,856)        (736,415)
                                                  ------------     ------------

Net property and equipment                        $  1,541,045     $  1,649,415
                                                  ============     ============

      During the year ended December 31, 2001, we recorded losses on disposition of excess property and equipment totaling $83,010. We also sold computer equipment and third-party software with a net book value of $225,262 to Nextron in connection with the termination of our AccelX business (See Note 17). During the year ended December 31, 2000 we recorded losses on disposition of property and equipment totaling $344,341, primarily from the relocation of our offices and the write-off of unamortized leasehold improvements, including the cost of our computer center build-out, and disposed of existing office furnishings and equipment.

      Computer equipment, office equipment, and software is depreciated over three to five years, office furnishings over seven years, and leasehold improvements over the shorter of their economic life or the life of the lease. Depreciation expense from continuing operations totaled $500,379 and $410,412 for the years ended December 31, 2001 and 2000, respectively. Depreciation expense from discontinued operations totaled $644,390 and $748,864 for the years ended December 31, 2001 and 2000, respectively.

(5) CAPITAL LEASES PAYABLE

      Capital leases payable consist of the following:

                                                              December 31,
                                                         ----------------------
                                                            2001         2000
                                                         ---------    ---------
Capital lease payable in quarterly principal and
    interest payments of $33,778, for eight
    quarters beginning January 1, 2000, effective
    interest rate of 15.06%                              $  48,205    $ 119,721
Capital lease payable in quarterly principal and
    interest payments of $22,994, for eight
    quarters beginning January 1, 2000, effective
    interest rate of 16.47%                                     --       83,682
Capital lease payable in monthly principal and
    interest payments of $2,828, for thirty-six
    months beginning November 1, 1998, effective
    interest rate of 16%, secured by software               15,725       24,473
                                                         ---------    ---------

                                                            63,930      227,876
Less current portion                                       (63,930)    (227,876)
                                                         ---------    ---------

                                                         $      --    $      --
                                                         =========    =========

      During January and March 2002, we negotiated settlements with the leasing companies whereby Webb paid $35,600 in full settlement of the lease obligations, including accrued unpaid interest.

      The net book value of assets under capital lease totaled $0 and $374,114 for the years ended December 31, 2001 and 2000, respectively. The software under capital lease was used in our AccelX business and as a result of the termination of that business we determined that its value was zero. Consequently we wrote-off the net book value and recorded a loss which is reflected in loss from discontinued operations.

(6) SHORT-TERM NOTES PAYABLE

      On August 29, 2001, Webb executed a 60-day promissory note for which we received $300,000. The promissory note accrued interest at an annual rate of 10% and was secured by a pledge of 3,000,000 shares of Webb's series A-1 convertible preferred stock of Jabber. On October 29, 2001, we repaid the promissory note, including accrued interest of $5,014.

      In addition, we issued the holder of the promissory note a warrant to purchase 25,000 shares of our common stock at $2.50 per share. The holder may exercise the warrant at any time from the date of issuance through August 29, 2004. We valued the warrant at $15,738 using the Black-Scholes option pricing model with the assumptions summarized in the following table. The fair value of the warrant was recorded as a discount to the promissory note and was amortized to interest expense over the term of the note.

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

      We also paid $21,000 in financing costs associated with the execution of the promissory note. The cost of the financing was recorded as deferred financing asset and was amortized to interest expense over the term of the note.

      On August 20, 2001, Webb executed a demand promissory note with a former officer of the Company for which we received $40,000. The promissory note accrued interest at an annual rate of 10%. On October 22, 2001, we repaid the promissory note, including accrued interest of $449.

      On October 26, 2001, in satisfaction of amounts owed for services rendered and for fees due in connection with the termination of our AccelX business, we executed a $175,000 promissory note with a financial services firm. The note was payable on January 31, 2002 and was non-interest bearing. During February 2002, Webb paid $140,000 to the financial services firm in full settlement of this note.

(7) SALE OF JABBER SECURITIES AND CONVERTIBLE NOTE PAYABLE

      On May 2, 2001, pursuant to a letter of intent between Webb, Jabber, France Telecom and FTTI, a wholly-owned subsidiary of France Telecom, FTTI loaned Jabber $2.5 million pursuant to a convertible promissory note. The convertible promissory note accrues interest at an annual rate of 9.5% and, unless earlier converted, the loan is due on demand any time after May 2, 2002.

      On July 17, 2001, FTTI acquired 2,441 shares of series B convertible preferred stock of Jabber from Jabber in exchange for and in cancellation of principal and interest on the outstanding loan to Jabber of $2,441,000 and acquired directly from Webb 750,000 shares of series A convertible preferred stock of Jabber in consideration for which FTTI paid Webb $750,000.

      On September 13, 2001, FTTI purchased an additional 1,750 shares of series B convertible preferred stock for an aggregate consideration of $1,750,000. In addition, subject to the satisfaction of various conditions set forth in the Stock Purchase Agreement, FTTI had the right and potential obligation to purchase an additional 2,000 shares of the series B convertible preferred stock for an aggregate consideration of $2,000,000. The conditions that would have required FTTI to purchase the additional shares were not satisfied and FTTI's right to acquire the additional shares expired without being exercised. The Jabber preferred stock acquired by FTTI represents, on an as-if-converted basis, at December 31, 2001, approximately 22% of Jabber's outstanding capital stock following the transactions.

     At December 31, 2001, Jabber owed FTTI $100,000 plus accrued interest of $4,607 pursuant to a convertible promissory note, which is secured by: (i) a security interest in substantially all of the assets of Jabber; (ii) a guarantee given by Webb; and (iii) a pledge by Webb of a portion of its Jabber securities. Webb has pledged to FTTI 1,400,000 shares of its Jabber series A-2 convertible preferred stock to secure Webb's guarantee of the convertible promissory note and Webb's representations and warranties and covenants contained in the Stock Purchase Agreement. During the term of the pledge, FTTI has the right to vote the shares of the preferred stock pledged by Webb; however, FTTI's ability to vote these shares is restricted in that FTTI cannot vote the shares for a merger or sale of Jabber or for an amendment to Jabber's charter documents without Webb's prior consent and FTTI is required to vote the shares in accordance with Webb's instructions related to the selection of directors to Jabber's Board of Directors, to be comprised of five members: two affiliates of Webb, two independent nominees designated by Webb, and one selected by FTTI. The restrictions on these voting rights are lifted if there is an event of default by Webb as defined in the pledge agreement. The series A-2 convertible preferred stock of Jabber is entitled to ten (10) votes per share. The combination of the 1,400,000 shares of series A-2 convertible preferred stock pledged to FTTI with the series B convertible preferred stock and series A-1 convertible preferred stock acquired by FTTI represents in excess of 50% of Jabber's outstanding voting shares. The principal and interest of the convertible note payable are convertible into shares of the series B convertible preferred stock at $1,000 per share.

     The Stockholders Agreement to which FTTI and Webb are parties: (i) provides that Webb shall not, without the prior written consent of FTTI, sell a number of its shares of Jabber's securities representing more than 20% of Jabber's then outstanding capital stock to named competitors of FTTI unless, for certain of the named competitors, the sales price per share is at least three times the price FTTI paid for its preferred shares (on an as-converted basis); (ii) grants to FTTI a right of first refusal to purchase sales of Jabber common stock by Webb (A) to certain named competitors of Jabber if the sales price is at least three times the price FTTI paid for its preferred shares (on an as-converted basis) or (B) if the proposed sale is not to such named competitors but represents 20% or more of Jabber's then outstanding shares of capital stock; and
(iii) gives FTTI the right to participate with Webb on a proportional basis in a proposed sale of Jabber securities by Webb. In addition, the Investor Rights Agreement to which FTTI and Jabber are parties, grants to FTTI the right to participate in future Jabber financings to the extent required for FTTI to maintain its then percentage ownership of Jabber's capital stock.

     Based on Jabber's capital structure, corporate governance structure and Webb's voting rights, Webb has concluded that it controls Jabber and has consolidated it in the accompanying financial statements.

     Jabber is authorized to issue up to 20,000,000 shares of $0.01 per share par value preferred stock and has designated the following series:


                                                               Shares Issued and
Designation                           Shares Authorized         Outstanding (*)
--------------------                  -----------------        -----------------
Series A-1                                    8,800,000                7,400,000
Series A-2                                    1,400,000                1,400,000
Series B                                         12,000                    4,881
Series C                                         12,000                    7,871

(*) Excluding preferred stock dividends.

      Each share of series A-1 convertible preferred stock (the "series A-1 preferred stock") is currently convertible into one share of Jabber's common stock at the election of the holders, or automatically into one share of Jabber's common stock, prior to the closing of a firm commitment underwritten public offering in which the gross proceeds are at least $30 million. The conversion rate is subject to adjustment for stock splits, stock dividends and other similar transactions. The holders of the series A-1 preferred stock are entitled to vote together with Jabber's common stockholders. Each share of series A-1 preferred stock entitles the holders to the number of votes per share equal to the largest number of whole shares of common stock into which the series A-1 preferred stock could be converted. In addition, the agreement signed with FTTI provides that FTTI can participate, on a proportional ownership basis, in sales of series A-1 preferred stock owned by Webb. Webb has also agreed not to sell more than 20% of Jabber's outstanding securities to up to 10 named competitors of FTTI. At December 31, 2001, Webb owned 6,650,000 shares and FTTI owned 750,000 shares of series A-1 preferred stock.

      Each share of series A-2 convertible preferred stock (the "series A-2 preferred stock") is currently convertible into one share of Jabber's common stock at the election of the holders, or automatically into either shares of Series A-1 convertible preferred stock or common stock upon the occurrence of any of the following: (i) the termination of the Pledge Agreement dated July 6, 2001 by and between Webb and FTTI; (ii) FTTI's failure to cure timely a breach of the Stock Purchase Agreement, Investor Rights Agreement or Stockholders Agreement, all of which are dated July 6, 2001; or (iii) immediately prior to closing of a firm commitment underwritten public offering in which the gross proceeds are at least $30 million. The conversion rate is subject to adjustment for stock splits, stock dividends and other similar transactions. The holders of the series A-2 preferred stock are entitled to vote together with Jabber's common stockholders. Each share of series A-2 preferred stock entitles the holders to the number of votes per share equal to 10 times the largest number of whole shares of common stock into which the series A-2 preferred stock could be converted. At December 31, 2001, Webb owned all 1,400,000 series A-2 shares.

      The series B convertible preferred stock (the "series B preferred stock") provides for an 8% cumulative dividend. Each share of series B preferred stock is currently convertible into 1,000 shares of Jabber's common stock at the election of the holders, or automatically prior to the closing of a firm commitment underwritten public offering in which the gross proceeds are at least $30 million. The conversion rate is subject to anti-dilution protection if Jabber issues its common, series A-1 or series C preferred stock for less than the conversion price of the series B preferred stock (currently $1.00 per share), and is also subject to adjustment for stock splits, stock dividends and other similar transactions. The holders of the series B preferred stock are entitled to vote together with Jabber's common stockholders. Each share of series B preferred stock entitles the holders to the number of votes per share equal to the largest number of whole shares of common stock into which the series B preferred stock could be converted. In addition, the holders of the series B preferred stock vote as a separate class on any change in the terms of the series B preferred stock; any increases in the authorized number of shares of common stock or preferred stock; any authorization of a class of preferred stock ranking on a parity with the series B preferred stock; any redemption of common stock or preferred stock junior in rights to the series B preferred stock; any merger with another company resulting in a change of 50% or more in the ownership of Jabber; a sale of the intellectual property of Jabber other than in the normal course of business; or the sale of 20% or more of Jabber to up to 10 named competitors of FTTI. The series B preferred stock also provides for a right of first refusal and participation rights in the event of transfers of Jabber stock by certain shareholders, and the holders of series B preferred stock are entitled to elect one person to Jabber's board of directors. At December 31, 2001, FTTI owned 4,191 shares and DiamondCluster International, Inc. owned 690 shares of series B preferred stock.

      The series C convertible preferred stock (the "series C preferred stock") provides for an 8% cumulative dividend. Each share of series C preferred stock is currently convertible into 1,000 shares of Jabber's common stock at the election of the holders, or automatically prior to the closing of a firm commitment underwritten public offering in which the gross proceeds are at least $30 million. The conversion rate is subject to anti-dilution protection if Jabber issues its common stock for less than the conversion price of the series C preferred stock (currently $1.00 per share), and is also subject to adjustment for stock splits, stock dividends and other similar transactions. The holders of the series C preferred stock are entitled to vote together with Jabber's common stockholders. Each share of series C preferred stock entitles the holders to the number of votes per share equal to the largest number of whole shares of common stock into which the series C preferred stock could be converted. At December 31, 2001, Webb owned 7,846 shares and a third-party owned 25 shares of series C preferred stock.

      For the year ended December 31, 2001, dividends totaling $156,915 were accrued on the series B and series C preferred stock held by third parties, which are payable in cash or stock.

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

(8) 10% CONVERTIBLE NOTE PAYABLE

      On August 25, 1999, we entered into a Securities Purchase Agreement, as amended, and executed a $5,000,000 three-year 10% Convertible Promissory Note (the "10% note payable"). We received net proceeds totaling $4,616,816 after deducting $383,184 in financing costs. The financing costs were recorded as a deferred asset and were amortized as additional interest expenses over the term of the 10% note payable. At December 31, 2001 and 2000, the outstanding principal balance was $1,932,192 and $2,654,110, respectively, including $112,192 and $154,100, respectively, of principal-in-kind notes.

      On January 17, 2002, we entered into an agreement with the holder of the 10% note payable in which we agreed to exchange $1,212,192 of the then outstanding principal balance for 1,984 shares of our series D preferred stock, which was completed on March 13, 2002. In addition, on March 12, 2002, we repaid $720,000 of the principal balance and accrued interest totaling $37,585. As a result of this exchange, we recorded a non-cash charge totaling $625,164 in the first quarter of 2002 (See Note 24). At March 13, 2002, the 10% note payable has been fully repaid or exchanged for our series D preferred stock.

      The 10% note payable was initially convertible into shares of our common stock at a conversion price of $10.07 per share. The conversion price was subject to anti-dilution protection in the event we issued common stock at prices less than the conversion price for the 10% note payable or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. As a result of the private placement of preferred stock we completed in February 2001, the conversion price was reset to $2.50 per share and we recorded non-cash interest expense totaling $2,394,234 in the first quarter of 2001. As a result of the issuance of common stock in January 2002, the conversion price was reset to $1.00 per share and we recorded non-cash interest expense totaling $1,124,536 in the first quarter of 2002 (See Notes 10 and 24).

      The 10% note payable bears interest at the rate of 10% per annum. During the years ended December 31, 2001 and 2000, we recorded interest expense totaling $3,144,011 and $1,006,943, respectively, as summarized in the following table:

                                                        Year Ended December 31,
                                                       -------------------------
                                                          2001           2000
                                                       ----------     ----------
Interest paid with principal-in-kind notes             $    9,900     $  154,110
Amortization of discount                                  151,058        198,744
Amortization of financing assets                          417,875        591,075
Additional interest expenses due to
   anti-dilution protection on conversion feature       2,394,234             --
                                                       ----------     ----------

      Total non cash interest expense                   2,973,067        943,929
Interest expense payable in cash                          170,934         63,014
                                                       ----------     ----------

      Total 10% note payable interest expense          $3,144,001     $1,006,943
                                                       ==========     ==========

      During 2001, the holder of our 10% convertible note payable converted $680,000 of principal and $51,819 of principal-in-kind notes and accrued interest into 292,727 shares of our common stock at a conversion price of $2.50 per share. On February 18, 2000, the holder converted $2,500,000 of the $5,000,000 outstanding 10% note payable into 248,262 shares of our common stock at a conversion price of $10.07 per share. The 10% note payable conversions are summarized in the following table:

                                                   PIK Notes
                                  Principal       and Accrued        Shares of
                                   Amount          Interest             Common
Conversion Date                   Converted        Converted        Stock Issued
----------------------           ----------       -----------       ------------
May 11, 2001                     $  125,000       $     9,075             53,630
May 15, 2001                        100,000             7,370             42,948
June 6, 2001                        125,000             9,966             53,986
June 12, 2001                       115,000             9,357             49,743
June 14, 2001                       115,000             9,421             49,768
July 18, 2001                       100,000             6,630             42,652
                                 ----------       -----------       ------------

2001 Total                       $  680,000       $    51,819            292,727
                                 ==========       ===========       ============

February 18, 2000                $2,500,000       $        --            248,262
                                 ==========       ===========       ============

      In connection with the issuance of the 10% note payable, the holder was initially granted a five-year warrant for 136,519 shares exercisable at $11.44 per share (the "first 10% note payable warrant"). This warrant, initially valued at $1,072,325, was recorded as a discount to the 10% note payable and was amortized to interest expense over the term of the 10% note payable. The unamortized discount totaled $84,776 and $295,676 at December 31, 2001 and 2000, respectively. We recorded interest expense related to this warrant totaling $151,058 and $198,744 for the years ended December 31, 2001 and 2000, respectively. In addition, the discount is further reduced by any conversions of the 10% note payable as a reduction to additional paid-in capital calculated on the pro rata principal conversion compared to the then outstanding principal balance. During the years ended December 31, 2001 and 2000, as a result of principal conversions, the discount was reduced by $59,841 and $453,290, respectively. During the first quarter of 2002, we recorded non-cash interest expense totaling $49,145 for the amortization of the discount and as a result of the exchange of the 10% note payable in March 2002, we reduced the discount and additional paid-in-capital by $35,631.

      On February 18, 2000, the holder exercised the first note payable warrant to purchase 136,519 shares of our common stock for which we received net proceeds totaling $1,468,070.

      In connection with the amendment to the 10% note payable in December 1999, we issued the 10% note holder a five-year warrant to purchase 136,519 shares of our common stock at an initial exercise price of $18.506 per share (the "second 10% note payable warrant") in consideration for the 10% note holder's agreement to exchange the note for an amended note with terms more favorable to us. We recorded the fair value of this warrant, totaling $2,311,475, as additional consideration to the 10% note holder. Accordingly, we recorded a deferred financing asset, which was amortized to interest expense over the term on the 10% note payable. The unamortized deferred financing asset totaled $203,345 and $710,408 at December 31, 2001 and 2000, respectively. We recorded additional non-cash interest expense for the amortization of this deferred financing asset totaling $364,282 and $518,373 for the years ended December 31, 2001, and 2000, respectfully. In addition, the deferred financing asset is further reduced by any conversions of the 10% note payable as a reduction to additional paid-in capital calculated on the pro rata principal conversion compared to the then outstanding principal balance. During the years ended December 31, 2001 and 2000, as a result of principal conversions, the deferred financing asset was reduced by $142,781 and $1,082,694, respectively. During the first quarter of 2002, we recorded non-cash interest expense totaling $67,103 for the amortization of the deferred financing asset and as a result of the exchange of the 10% note payable in March 2002, we reduced the deferred financing asset and additional paid-in-capital by $85,405.

      We initially valued the warrant utilizing the Black-Scholes option pricing model using the following assumptions:

Recorded value                                             $2,311,475
Exercise price                                                $18.506
Fair market value of common stock on valuation date            $21.06
Option life                                                   5 years
Volatility rate                                                   104%
Risk free rate of return                                            6%
Dividend rate                                                       0%

      The number of common shares issuable upon exercise and the exercise price are subject to anti-dilution protection in the event we issue common stock at prices less than the current exercise price for the warrant or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. In accordance with the original terms of the second 10% note payable warrant, the exercise price was reset on September 29, 2000, to $10.264 per share, the average closing bid price of our common stock for the 20 trading days ended on September 29, 2000. As a result of the reset of the exercise price, we recorded additional expense totaling $110,302 for the year ended December 31, 2000. On February 28, 2001, as a result of the issuance of our series C-1 preferred stock, this warrant was reset to $9.33431 per share and the number of common shares issuable upon exercise of the warrant was reset to 150,116. Based on the anti-dilution provision of the warrant, we recorded non-cash expense totaling $31,932 in the first quarter of 2001. On January 17, 2002, the terms of the warrant were amended whereby the exercise price was reset to $1.00 per share and the number of common shares issuable upon exercise was fixed at 150,116. As a result, we recorded non-cash expense in the first quarter of 2002 totaling $57,730 (See Note 24). See Note 10 for a summary of the resets of this warrant as a result of the anti-dilution provision.

      Deferred financing assets associated with the issuance of the 10% note payable and the related reductions during the years ended December 31, 2001 and 2000, are as follows:

                                                              2001        2000
                                                            --------   ----------
Deferred financing assets, net-
      Financing costs paid in cash                          $ 30,106   $  104,893
      Second 10% note payable warrant                        203,345      710,408
                                                            --------   ----------

       Total                                                $233,451   $  815,301
                                                            ========   ==========

Non-Cash Interest Expense for the year ended December 31-
      Financing costs paid in cash                          $ 53,593   $   72,702
      Second 10% note payable warrant                        364,282      518,373
                                                            --------   ----------

      Total                                                 $417,875   $  591,075
                                                            ========   ==========

Reduction for conversions-
      Financing costs paid in cash                          $ 21,197   $  160,447
      Second 10% note payable warrant                        142,781    1,082,694
                                                            --------   ----------

      Total                                                 $163,978   $1,243,141
                                                            ========   ==========

(9) PREFERRED STOCK

      Preferred stock consists of the following-

                             Series C-1               Series B-2                 Series B
                           Preferred Stock          Preferred Stock            Preferred Stock
                         ------  -----------    -------    ------------    -------    ------------
                         Shares     Amount      Shares        Amount       Shares        Amount
                         ------  -----------    -------    ------------    -------    ------------
Balances, December
   31, 1999                 --   $        --         --    $         --         --    $         --
Stock issued in
   private placement        --            --         --              --     12,500      12,500,000
Cash offering costs         --            --         --              --         --        (840,000)
 Value of warrants
   issued for common
   stocks                   --            --         --              --         --      (8,622,986)
 Beneficial
   conversion feature
   of preferred stock       --            --         --              --         --      (3,037,014)
Preferred stock
    dividends               --            --         --              --         --              --
Exchange of series B
   preferred stock
   for series B-2
   preferred stock          --            --     12,500      11,660,000    (12,500)    (11,660,000)
Preferred stock and
   dividends
   converted to
   common stock             --            --    (11,522)    (10,747,714)        --              --
Accretion of
   preferred stock to
   stated value             --            --         --              --         --      11,660,000
                         -----   -----------    -------    ------------    -------    ------------
Balances, December
   31, 2000                 --            --        978         912,286         --              --
Stock issued in
   private placement     2,500     2,500,000         --              --         --              --
Cash offering costs         --       (50,000)        --              --         --              --
Value of warrants
   issued for common
   stock                    --      (735,279)        --              --         --              --
Beneficial conversion
   feature of
   preferred stock          --    (1,235,279)        --              --         --              --
Accretion of
   preferred stock to
   stated value             --     1,970,558         --              --         --              --
Conversion of series
   B-2 preferred stock      --            --       (778)       (725,755)        --              --
Exchange of series
   B-2 preferred stock      --            --       (200)       (186,531)        --              --
                         -----   -----------    -------    ------------    -------    ------------
Balances, December
   31, 2001              2,500   $ 2,450,000         --    $         --         --    $         --
                         =====   ===========    =======    ============    =======    ============

                                   10%
                             Preferred Stock        Total Preferred Stock
                         -------    -----------    -------    ------------
                         Shares        Amount      Shares        Amount
                         -------    -----------    -------    ------------
Balances, December
   31, 1999               85,000    $ 1,020,295     85,000    $  1,020,295
Stock issued in
   private placement          --             --     12,500      12,500,000
Cash offering costs           --             --         --        (840,000)
 Value of warrants
   issued for common
   stocks                     --             --         --      (8,622,986)
 Beneficial
   conversion feature
   of preferred stock         --             --         --      (3,037,014)
Preferred stock
    dividends                 --          2,733         --           2,733
Exchange of series B
   preferred stock
   for series B-2
   preferred stock            --             --         --              --
Preferred stock and
   dividends
   converted to          (85,000)    (1,023,028)   (96,522)    (11,770,742)
   common stock
Accretion of
   preferred stock to
   stated value               --             --         --      11,660,000
                         -------    -----------    -------    ------------
Balances, December
   31, 2000                   --             --        978         912,286
Stock issued in
   private placement          --             --      2,500       2,500,000
Cash offering costs           --             --         --         (50,000)
Value of warrants
   issued for common
   stock                      --             --         --        (735,279)
Beneficial conversion
   feature of
   preferred stock            --             --         --      (1,235,279)
Accretion of
   preferred stock to
   stated value               --             --         --       1,970,558
Conversion of series
   B-2 preferred stock        --             --       (778)       (725,755)
Exchange of series
   B-2 preferred stock        --             --       (200)       (186,531)
                         -------    -----------    -------    ------------
Balances, December
   31, 2001                   --    $        --      2,500    $  2,450,000
                         =======    ===========    =======    ============

      During 2001 and 2000, we entered two private placements in which we sold shares of our convertible preferred stock, including common stock purchase warrants, to a limited number of investors. We recorded the value of the warrants upon each issuance as a reduction of the preferred stock offering costs using the Black-Scholes option pricing model.

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

      Accounting principles generally accepted in the United States require us to record the beneficial conversion feature, the fair value of warrants and, in most instances, the cash offering costs as additional preferred stock dividends. This non-cash charge to net loss applicable to common stockholders is labeled "Accretion of preferred stock to stated value" in the accompanying financial statements.

      The table presented below summarizes our preferred stock transactions during 2001 and 2000, with details of each transaction summarized under the preferred stock captions that follow.

                                                          Initial
                     Preferred                           Conversion   Beneficial      Total
                       Stock      Shares       Gross     Price Per    Conversion    Accretion
Date of Issuance       Series     Issued     Proceeds       Share       Feature      Expense
-----------------    ----------   ------   -----------   ----------   ----------   -----------
February 28, 2001    Series C-1    2,500   $ 2,500,000   $     2.50   $1,235,279   $ 1,970,558

February 18, 2000    Series B     12,500   $12,500,000   $    20.00   $3,037,014   $11,660,000

September 27, 2000   Series B-2   12,500          None     10.20408           --            --

      As of December 31, 2001, 2,500 shares of our series C-1 preferred stock remained outstanding.

      Series C-1 Preferred Stock-

      On February 28, 2001, pursuant to a securities purchase agreement, we concluded a private placement that resulted in gross proceeds of $2,500,000. We sold 2,500 shares of our series C-1 convertible preferred stock (the "series C-1 preferred stock"), including warrants to purchase 500,000 shares of our common stock. We received net proceeds totaling approximately $2,450,000 after deducting approximately $50,000 in offering costs.

      The series C-1 preferred stock was initially convertible into shares of our common stock at $2.50 per share. The conversion price was subject to anti-dilution protection in the event we issue common stock at prices less than the current conversion price for the preferred stock or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. As a result of the issuance of common stock in January 2002, the conversion price of the series C-1 preferred stock was reset to $1.00 per share (See Notes 10 and 24). As a result, we recorded an additional non-cash preferred stock dividend totaling $479,442 in the first quarter of 2002.

      On January 17, 2002, the holder of the series C-1 preferred stock agreed to exchange up to 2,500 shares of series C-1 preferred stock for series D junior convertible preferred stock. On January 31 and February 21, 2002, the holder of the series C-1 preferred stock exchanged 1,500 and 550 shares of series C-1 preferred stock, respectively, for series D junior convertible preferred stock. During January and February, 2002, the holder of the series C-1 preferred stock converted 450 shares of series C-1 preferred stock into 450,000 shares of common stock at a conversion price of $1.00 per share (See Note 24). As a result of the exchanges and conversions in 2002, at February 21, 2002, no shares of series C-1 remained outstanding.

      In addition, subject to certain conditions, we had the right to sell 2,500 shares of our series C-2 convertible preferred stock to the investor for gross proceeds of $2,500,000. The conditions were not satisfied and this potential right expired on January 19, 2002.

      We issued a three-year warrant to purchase 500,000 shares of our common stock in connection with the series C-1 preferred stock (the "series C-1 preferred stock warrant"). The warrant entitles the holder to purchase our common stock for a purchase price of $3.75 per share. The exercise price of the warrant is subject to anti-dilution protection should certain events transpire, such as subdivision or combination of our common stock, distributions to holders of our common stock, or consolidations or mergers with another corporation. As a result of the issuance of common stock in January 2002, the exercise price of this warrant was reset to $1.00 per share (See Notes 10 and 24). As a result, we recorded an additional non-cash expense totaling $148,259 in the first quarter of 2002. If the exercise price is further reduced, we may be required to record additional charges against income and such charges may be significant.

      The warrant was initially valued at $735,279 on the grant date determined based on the relative fair value of the warrant utilizing the Black-Scholes option pricing model using the following assumptions:

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
                                                            ==========

      As a result of the issuance of the series C-1 preferred stock, in accordance with the terms of the original agreements, the conversion prices for the 10% note payable and the series B-2 preferred stock as well as the exercise prices for the second 10% note payable and series B preferred stock warrants were reset in February 2001 (See Note 10).

      Series B Preferred Stock-

      On February 18, 2000, we completed a private placement that resulted in gross proceeds of $12,500,000. The placement was made pursuant to a securities purchase agreement entered into on December 31, 1999, pursuant to which we sold 12,500 shares of our series B convertible preferred stock (the "series B preferred stock"), and warrants to purchase 343,750 shares of our common stock. We received net proceeds totaling approximately $11,660,000 after deducting approximately $840,000 in offering costs.

      The series B preferred stock was convertible into shares of our common stock, initially at $20.00. The conversion rate for the series B preferred stock was subject to a potential reset on November 12, 2000, based on the then market value for our common stock.

      On September 27, 2000, we executed exchange agreements with the holders of our series B preferred stock whereby we redeemed all of the outstanding series B convertible preferred stock in exchange for 12,500 shares of our series B-2 convertible preferred stock (the "series B-2 preferred stock") that had a stated value of $1,000 per share.

      We issued five-year warrants to purchase 343,750 shares of our common stock with the series B preferred stock (the "series B preferred stock warrants"). The warrants entitle the holder to purchase one share of our common stock for a purchase price initially set at $20.20, which was equal to 101% of the initial conversion price of the preferred stock, at any time during the five-year period commencing on February 18, 2000. The exercise price for the warrants is subject to being reset based upon future market prices for our common stock every 90 days until January 20, 2003. If the current exercise price is higher than the current market price (the lower of the average closing bid prices for the 10-day period ending on such date or the closing bid price on such date), the exercise price will be reset to the market price. In addition, the exercise price is also subject to anti-dilution protection in the event we issue common stock at prices less than the current exercise price for the warrants or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. The exercise price was reset to $0.71 on February 7, 2002, for which we recorded a non-cash expense of $2,388 in the first quarter of 2002. As a result of the price resets, we recorded additional non-cash expense totaling $85,677 and $379,436 for the years ended December 31, 2001 and 2000, respectively. If the conversion price is further reduced, we may be required to record additional charges against income and such charges may be significant. See Note 10 for details regarding the resets.

      The warrants were initially valued at $8,622,986 utilizing the Black-Scholes option pricing model using the following assumptions:

Exercise price                                                 $20.20
Fair market value of common stock on grant date                $66.88
Option life                                                   5 years
Volatility rate                                                   120%
Risk free rate of return                                          6.7%
Dividend rate                                                       0%

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

      The difference between the stated value of $1,000 per share totaling $11,660,000 and the recorded value on February 18, 2000, was accreted as a charge to income applicable to common stockholders on the date of issuance (the date on which the series B preferred stock was first convertible) and was comprised of the following:

Beneficial conversion feature                              $ 3,037,014
Relative fair value of common stock warrants                 8,622,986
                                                           -----------

Total accretion recorded                                   $11,660,000
                                                           ===========

      Series B-2 Preferred Stock-

      On September 27, 2000, we executed exchange agreements with the holders of our series B preferred stock whereby we redeemed all of the outstanding series B convertible preferred stock in exchange for 12,500 shares of our series B-2 preferred stock that had a stated value of $1,000 per share.

      The series B-2 preferred stock was initially convertible into shares of our common stock at $10.20408 per share (1,225,000 shares in the aggregate) by the holders at any time, so long as the conversion would not result in the holder being a beneficial owner of more than 4.99% of our common stock. The conversion price was subject to anti-dilution protection in the event we issue common stock at prices less than the conversion price for the series B-2 preferred stock or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. As a result of the private placement we completed in February 2001, the conversion price was reset to

$2.50 per share. Based on the anti-dilution provision of the series B-preferred stock, we recorded non-cash preferred stock dividends totaling $886,068 in the first quarter of 2001.

      On December 31, 2000, the series B-2 preferred stock was subject to an automatic conversion feature, subject to the 4.99% limitation, pursuant to which 10,522 shares were converted into 1,031,136 shares of our common stock at a conversion price of $10.20408 per share. During April and May, 2001, the holder converted 528 shares of series B-2 preferred stock into 211,200 shares of common stock at a conversion price of $2.50 per share. On December 17, 2001, the holder exchanged 200.205 shares of series B-2 preferred stock for 350,205 shares of our common stock. As consideration for such exchange, the holder converted its remaining 250 shares of series B-2 preferred sock into 100,000 shares of our common stock in accordance with the original terms of the preferred stock and agreed to defer payment of approximately $110,000 of interest on the 10% note payable and penalty payments due to January 31, 2002. As a result of the exchange and conversion, all of the series B-2 preferred stock has either been converted or redeemed and retired. The exchange resulted in an additional beneficial conversion feature totaling $191,787, and accordingly, we recorded an additional non-cash preferred stock dividend.

      The conversions by the holder of the series B-2 preferred stock during 2001 and 2000 are summarized in the following table:

                                               Number of Shares
                                            ----------------------   ommon Stock
                                            Series B-2               Conversion
                                             Preferred     Common    Price per
            Conversion Date                    Stock       Stock       Share
-------------------------------------       ----------   ---------   -----------
April 26, 2001                                     250     100,000     $    2.50
May 7, 2001                                        160      64,000     $    2.50
May 8, 2001                                         80      32,000     $    2.50
May 10, 2001                                        38      15,200     $    2.50
December 17, 2001                                  250     100,000     $    2.50
                                            ----------   ---------

     Total 2001                                    778     311,200
                                            ----------   ---------

December 12, 2000                                1,000      98,000     $10.20408
December 31, 2000                               10,522   1,031,136     $10.20408
                                            ----------   ---------

     Total 2000                                 11,522   1,129,136
                                            ----------   ---------

Total conversions                               12,300   1,440,336
Exchange for common stock                          200     350,205
                                            ----------   ---------

Grand total                                     12,500   1,790,541
                                            ==========   =========

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

      During 2000, holders of our 10% preferred stock converted 85,000 shares, including accrued dividends payable of $173,028, into 102,302 shares of our common stock at conversion prices per share of $10.00.

                                                              Number of Shares
                                                            ---------    -------
                                                               10%
                                                            Preferred    Common
Conversion Date                                               Stock       Stock
------------------------------                              ---------    -------
January 11, 2000                                               80,000     96,240
February 14, 2000                                               5,000      6,062
                                                               ------    -------

Total                                                          85,000    102,302
                                                               ======    =======

(10) RESET OF CONVERSION AND EXERCISE PRICES OF SECURITIES

      The original terms of our 10% convertible note payable, preferred stock and the warrants issued in connection with those securities provide for anti-dilution provisions in the event we issue common stock at prices less than the current conversion or exercise price for the securities or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. On February 28, 2001, we issued series C-1 preferred stock at a conversion price of $2.50 per share (the "February 28, 2001 Reset") (See
Note 9). In addition, on January 17, 2002, we issued common stock at $1.00 per share (the "January 17, 2002 Reset") (See Note 24). Accordingly, in accordance with terms of the original agreements, the conversion prices for the 10% note payable, our series B-2 preferred stock, and our series C-1 preferred stock as well as the exercise prices for the second 10% note payable warrant, series B preferred stock warrants, and series C-1 preferred stock warrant were reset as indicated in the tables that follow. The holder of our series B-2 preferred stock converted all of the then outstanding shares in December 2001 (See Note
9). Consequently, on the date of issuance of the common stock in January 2002, no shares of series B-2 preferred stock were outstanding and were therefore not subject to a reset provision. Furthermore, in accordance with the original terms of the warrant, the series B warrants are subject to reset provision every 90 days (See Note 9).

                                        Conversion or
                                       Exercise Price    Conversion or   Conversion or
                                         Immediately    Exercise Price   Exercise Price
                                        Preceding the     Immediately    Immediately
                                        February 28,    After February   After January
                                         2001 Reset     28, 2001 Reset   17, 2002 Reset
-----------------------------------------------------   --------------   --------------
10% convertible note payable           $   10.07       $     2.50          $  1.00
Series C-1 preferred stock                   N/A       $     2.50          $  1.00
Series B-2 preferred stock             $10.20408       $     2.50              N/A
Series C-1 preferred stock warrant           N/A              N/A          $  1.00
Series B preferred stock warrants      $   3.875       $  3.75374          $  1.00
Second 10% note payable warrant        $  10.264       $  9.33431          $  1.00

     The non-cash expense is recorded as additional interest expense for the 10% convertible note payable and as an additional deemed preferred stock dividend for the series B-2 and C-1 preferred stock. The non-cash expense is calculated based on the incremental common shares issuable upon conversion and our appropriate common stock value. The calculations of the non-cash expense are presented in the tables that follow.

                                                                 February 28,   January 17,
10% Convertible Note Payable                                      2001 Reset     2002 Reset
                                                                 ------------   -----------
Value of Security                                                $ 2,654,110    $ 1,932,192
Conversion price before reset                                    $     10.07    $      2.50
Number of common shares issuable upon conversion after reset         263,566        772,877
Conversion price after reset                                     $      2.50    $      1.00
Number of common shares issuable upon conversion after reset       1,061,644      1,932,192
Fair market value of common stock on valuation date              $      3.00    $      0.97
Additional interest expense due to anti-dilution protection
      on conversion feature                                      $ 2,394,234    $ 1,124,536

                                                                    February 28,
Series B-2 Preferred Stock-                                          2001 Reset
                                                                    ------------
Value of security                                                      $ 978,000
Conversion price before reset                                          $10.20408
Number of common shares issuable upon conversion before reset             95,844
Conversion price after reset                                           $    2.50
Number of common shares issuable upon conversion after reset             391,200
Fair market value of common stock on reset date                        $    3.00
Additional beneficial conversion feature recognized as accretion
     of preferred stock to stated value                                $ 886,068

                                                                     January 17,
Series C-1 Preferred Stock-                                           2002 Reset
                                                                     -----------
Value of security                                                     $2,500,000
Conversion price before reset                                         $     2.50
Number of common shares issuable upon conversion before reset          1,000,000
Conversion price after reset                                          $     1.00
Number of common shares issuable upon conversion after reset           2,500,000
Fair market value of common stock on original issuance date           $     3.00
Accretion expense previously recorded                                 $1,970,558
Additional beneficial conversion feature recognized as accretion
     of preferred stock to stated value                               $  479,442

      With respect to the warrants, the non-cash expense was computed based on the difference of the warrant value immediately before the reset to the value immediately after the reset using the Black-Scholes option pricing model as indicated below:

                                                        February 28, 2001 Reset
                                                        ------------------------
                                                        Immediately
                                                         Preceding   Immediately
Series B Preferred Stock Warrant-                          Reset     After Reset
                                                        -----------  -----------
Common stock issuable upon exercise of warrant              343,750      343,750
Exercise price                                               $3.875     $3.75374
Fair market value of common stock on valuation date           $3.00        $3.00
Option life                                                 5 years      5 years
Volatility rate                                                120%         120%
Risk-free rate of return                                      6.71%        6.71%
Dividend rate                                                    0%           0%
Calculated value                                           $854,110     $856,374
Expense recorded                                                N/A       $2,265

Second 10% Note Payable Warrant-

                           February 28, 2001 Reset         January 17, 2002 Reset
                        ----------------------------    ----------------------------
                         Immediately                     Immediately
                          Preceding      Immediately      Preceding      Immediately
                            Reset        After Reset        Reset        After Reset
                        ------------    ------------    ------------    ------------
Common stock issuable
     upon exercise of
     warrant               136,519         150,116         150,116         150,116
Exercise price           $10.26425        $9.33431        $9.33431           $1.00
Fair market value of
     common stock on
     valuation date          $3.00           $3.00           $0.97           $0.97
Option life                5 years         5 years       2.9 years       2.9 years
Volatility rate                104%            104%            104%            126%
Risk-free rate of
    return                     6.0%            6.0%            6.0%            6.0%
Dividend rate                    0%              0%              0%              0%
Calculated value          $256,731        $288,663         $33,377        $107,463
Expense recorded               N/A         $31,932             N/A         $74,086

                                                          January 17, 2002 Reset
                                                        --------------------------
                                                        Immediately
                                                         Preceding     Immediately
Series C-1 Preferred Stock Warrant-                        Reset       After Reset
                                                        -----------    -----------
Common stock issuable upon exercise of warrant              500,000        500,000
Exercise price                                                $3.75          $1.00
Fair market value of common stock on valuation date           $0.97          $0.97
Option life                                                 2 years        2 years
Volatility rate                                                120%           131%
Risk-free rate of return                                       6.0%           6.0%
Dividend rate                                                    0%             0%
Calculated value                                           $177,600       $325,859
Non-cash expense                                                N/A       $148,259

      The exercise price for the series B preferred stock warrants is also subject to being reset based upon future market prices for our common stock every 90 days commencing May 17, 2000, until January 20, 2003. If the current exercise price is higher than the current market price (the lower of the average closing bid prices for the 10-day period ending on such date or the closing bid price on such date), the exercise price will be reset to the market price. On February 12, 2001, the then current exercise price equaled the then current market price and therefore the exercise price was not reset. As detailed below, the exercise price has been reset at each subsequent date, and, as a result, we recorded additional expense totaling $85,677 and $379,597 for the years ended December 31, 2001 and 2000, respectively.

                                                                       2002
                                                                     Valuation
                                  2001 Valuation Date                   Date
                       -----------------------------------------    -----------
                          May 17       August 11     November 9     February 7
                       -----------    -----------    -----------    -----------
Warrant value          $   880,772    $   349,603    $   186,358    $   180,980
Exercise price         $     2.703    $     1.547    $     0.766    $      0.71
Fair market value of
    common stock on
    grant or
    re-determination
    date               $      2.99    $      1.35    $      0.71    $      0.70
Option life                5 years       3.5years     3.38 years        3 years
Volatility rate                120%           120%           120%           126%
Risk free rate of
    return                    6.71%          6.71%          6.71%          6.71%
Dividend rate                    0%             0%             0%             0%
Expense recorded       $    27,550    $    35,141    $    22,986    $     2,388

                                         2000 Valuation Date
                       --------------------------------------------------------
                       February 18
                        (initial
                        valuation)       May 17       August 18     November 14
                       -----------    -----------    -----------    -----------

Warrant value          $ 8,622,986    $ 3,794,137    $ 2,593,671    $ 1,271,034
Exercise price         $     20.20    $     13.00    $     8.875    $     3.875
Fair market value of
    common stock on
    grant or
    re-determination
    date               $     66.88    $     13.00    $     8.875    $     3.875
Option life                5 years        5 years        5 years        5 years
Volatility rate                120%           120%           120%           120%
Risk free rate of
    return                     6.7%           6.7%           6.7%           6.7%
Dividend rate                    0%             0%             0%             0%
Expense recorded               N/A    $   169,821    $   102,845    $   106,931

(11) STOCK OPTION PLANS

      We have stock option plans for directors, officers, employees and other third parties, which provide for nonqualified and incentive stock options. In addition to the 1995 Stock Option Plan, which provides for the issuance of options for up to 4,500,000 shares of common stock, during 2000, we adopted a second plan, the 2000 Stock Option Plan, which provides for the issuance of options for up to 1,750,000 shares of common stock (collectively the "plans"). The options vest over various terms with a maximum vesting period of 42 months and expire after a maximum of ten years from the date of grant. At December 31, 2001, there were options for 4,607,074 shares of common stock outstanding and options for 2,822,829 shares of common stock were vested, with 413,514 options available for future grants under the plans.

      A summary of the status of the plans as of December 31, 2001 and 2000, and changes during the years then ended is presented in the tables and narrative below:

                                      2001                        2000
                             ----------------------       ----------------------
                                           Weighted                     Weighted
                                            Average                      Average
                                           Exercise                     Exercise
                               Shares        Price          Shares        Price
                             ----------    --------       ----------    --------
Outstanding at
  beginning of year
                              4,469,071     $12.54         2,770,055     $10.31
Granted                       3,179,702     $ 1.47         2,605,332     $15.01
Exercised                       (12,917)    $ 1.88          (251,842)    $ 7.13
Forfeited and
  cancelled                  (3,028,782)    $12.16          (654,474)    $14.96
                             ----------                   ----------
Outstanding at end of
  year                        4,607,074     $ 5.18         4,469,071     $12.54
                             ==========     ======        ==========     ======
Exercisable at end of
  year                        2,822,829     $ 6.18         1,027,839     $10.47
                             ==========     ======        ==========     ======
Weighted average fair
  value of options
  granted during
  year                            $1.22                   $    11.38
                             ==========                   ==========

      The status of total stock options outstanding and exercisable under the plans as of December 31, 2001 is as follows:

                     Stock Options Outstanding          Stock Options Exercisable
                 ---------------------------------  ---------------------------------
                                        Weighted                           Weighted
                            Weighted    Average                Weighted    Average
  Range of                  Average    Remaining               Average    Remaining
  Exercise       Number of  Exercise  Contractual   Number of  Exercise  Contractual
   Prices          Shares    Price    Life (Years)   Shares     Price    Life (Years)
---------------  ---------- --------  ------------  ---------- --------  ------------
$ 0.65 - $ 1.63  1,985,001  $ 0.73         4.1        697,500  $ 0.69         5.4
$ 1.64 - $ 4.10    853,929  $ 2.46         4.8        647,081  $ 2.33         4.7
$ 4.11 - $10.28    979,011  $ 8.28         3.8        870,782  $ 8.18         3.9
$10.29 - $25.73    692,467  $12.71         4.5        580,799  $12.72         4.9
$25.74 - $34.94     96,666  $35.18         4.8         26,667  $35.81         5.1
                 ---------                          ---------

                 4,607,074  $ 5.18                  2,822,829  $ 6.18
                 =========  ======                  =========  ======

      During 2000, Jabber adopted the 2000 Jabber Stock Option Plan (the "Jabber plan") for directors, officers, and employees that provide for the issuance of up to 3,000,000 nonqualified and incentive stock options for Jabber common stock. The options vest over various terms with a maximum vesting period of 36 months and expire after a maximum of ten years from the date of grant. At December 31, 2001, there were options for 2,397,784 shares of common stock outstanding and options for 417,263 shares of common stock were vested with options for 602,216 shares of common stock available for future grants under the Jabber plan.

         A summary of the status of the Jabber plan as of December 31, 2001 and 2000 and changes during the years then ended is presented in the tables and narrative below:

                                      2001                        2000
                             ----------------------       ----------------------
                                           Weighted                     Weighted
                                            Average                      Average
                                           Exercise                     Exercise
                               Shares        Price          Shares        Price
                             ----------    --------       ----------    --------
Outstanding at
     beginning of year
                              1,205,084     $1.50                 --        --
Granted                       2,096,000     $1.06          1,288,276     $1.50
Exercised                            --        --                 --        --
Forfeited and
     cancelled                 (903,300)    $1.50            (83,192)     1.50
                              ---------                    ---------
Outstanding at end of
     year                     2,397,784     $1.11          1,205,084      1.50
                              =========     =====          =========     =====
Exercisable at end of
     year                       417,263     $1.05             70,140     $1.50
                              =========     =====          =========     =====
Weighted average fair
     value of options
     granted during
     year                         $0.48                        $0.18
                              =========                    =========

      The weighted average remaining contractual life at December 31, 2001, was
5.8 years for total options outstanding and options exercisable at year end.

      The Company will report minority interest expense for those options that have exercise prices that are less than the per-share net book value of Jabber. At December 31, 2001, no such options exist.

      Pro Forma Fair Value Disclosures

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001 and 2000, respectively: risk-free interest rate of 4.13 and 6.05 percent, respectively; no expected dividend yields; expected lives of 3 years; and expected volatility of 125 and 122 percent, respectively. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

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

      Had compensation cost for options granted been determined consistent with SFAS 123, our net loss applicable to common stockholders and net loss applicable to common stockholders per common and common equivalent share would have been increased to the following pro forma amounts:

                                 2001                           2000
                      ---------------------------   ---------------------------
                       As Reported   Pro Forma       As Reported    Pro Forma
                      ------------   ------------   -------------  ------------
Net loss applicable
    to common
    stockholders      $(24,528,457)  $(28,567,520)  $(48,853,667)  $(58,784,188)
                      ============   ============   ============   ============
Net loss applicable
    to common
    stockholders per
    share-basic and
    diluted                 $(2.29)        $(2.67)        $(5.39)        $(6.49)
                      ============   ============   ============   ============

(12) WARRANTS AND OPTIONS FOR COMMON STOCK ISSUED OUTSIDE THE STOCK OPTION PLANS

      We have issued common stock purchase warrants and options outside our stock option plans ("warrants") in connection with the sale of securities, business acquisitions and services rendered to the Company. The following table sets forth outstanding warrants as of December 31, 2001 and 2000, as well as common stock issued as a result of exercises for the years then ended.

                                                          December 31, 2001      December 31, 2000
                                                       ----------------------  ---------------------
                                                                     Common                  Common
                                             Current      Share       Stock       Shares      Stock
  Warrants and Options                      Exercise    Underlying   Issued     Underlying   Issued
Issued in Connection With                   Price Per    Warrants     From       Warrants     From
                           Expiration Date    Share    Outstanding  Exercises  Outstanding  Exercises
-------------------------  ---------------  --------   -----------  ---------  -----------  ---------
Series C-1 preferred
    stock warrant (Notes
    9, 10 and 24)          February 2004       $1.00      500,000          --           --         --

Series B preferred stock
    warrants (Notes 9,
    10 and 24)             February 2004       $1.00       343,750         --      343,750         --

First 10% convertible
    note payable warrant
    (Notes 8)              August 2004        $11.44            --         --           --    136,519

Second 10% convertible
    note payable warrant
    (Notes 8, 10 and 24)   December 2005       $1.00       150,116         --      136,519         --

Financial services firm
    (Note 17)              October 2004       $2.500       125,000         --           --         --

Short-term note payable
    (Note 6)               August 2005        $2.500        25,000         --           --         --

Customers (Note 16)        June and         $8.77 to
                           December 2002       $9.19       220,162         --      220,162     11,667

DCI merger (Note 13)       January 2001 to  $6.61 to
                           June 2003          $10.16        10,453         --       21,523    113,856

Placement firm (Note 11)   March 2005         $38.44         5,834         --        5,834         --

VA Linux (Note 11)         October 2005        $1.00        50,000         --       50,000         --

5% preferred stock         May 2001           $16.33            --         --           --    100,000

10% preferred stock        December 2000      $15.00            --         --           --     35,000

Underwriter in IPO         May 2001            $8.10            --         --        1,530    102,361
                                                        ----------   --------- ----------   ---------

Total                                                    1,430,315         --      779,318    499,403
                                                         =========  ========== ===========  =========

      During 2000, holders of warrants exercised their right to purchase 503,874 shares of our common stock in which we received net proceeds totaling $5,443,315, after deducting $93,707 in commissions, as summarized in the following table:

                          Common                                     Share of
                           Stock        Exercise          Common     Proceeds
       Warrant            Warrant         Price            Stock      To the
      Exercised          Exercised      Per Share         Issued      Company
----------------------   ---------   ---------------      -------   ----------
10% preferred stock
    warrants                35,000            $15.00       35,000   $  525,000
IPO representative
    warrants               105,170             $8.10      102,361      736,047
 Warrants issued in
    connection with
    the DCI merger         115,518   $6.61 to $10.16      113,856      966,558
Warrant issued in
    connection with
    5% preferred stock     100,000            $16.33      100,000    1,633,000
Warrant issued to
    customer                11,667    $9.75 to $9.94       11,667      114,640
Warrant issued to 10%
    convertible note
    holder                 136,519            $11.44      136,519    1,468,070
                         ---------                        -------   ----------
                           503,874                        499,403   $5,443,315
                         =========                        =======   ==========

      Included in the common stock issued in connection with the exercise of the IPO representative warrants and the warrants issued in connection with the DCI merger are 131,588 and 32,807 shares, respectively, issued to the holders as a result of utilizing the cashless exercise provision of the agreements for the exercise of 656,343 and 66,644 warrants, respectively.

(13) STOCK BASED COMPENSATION EXPENSE

      During 2001 and 2000, we issued common stock, common stock purchase warrants and options in transactions described below and recorded expense as set forth in the following table.

                                          Number of
                                          Shares or                   Deferred
                                           Warrants                 Compensation
                                            Issued       Expense      Expense
---------------------------------------   ----------   ----------   ------------
2001 Transactions
Stock options issued to consulting
     company (A)                              40,000   $   82,242   $         --
Stock options issued to financial
     services company (B)                    100,000      121,642             --
Common stock issued to financial
     services company (B)                     10,000       28,750             --
Reset of series B preferred stock
     warrants (Notes 9 and 10)                    --       87,941             --
Reset of Second 10% note payable warrant          --       31,932             --
Acceleration of stock option vesting
     date (C)                                     --       27,646             --
Vesting of Jabber common stock                    --      261,090             --
Amortization of previous years
     deferred compensation                        --       10,826             --
                                          ----------   ----------   ------------

2001 Totals                                  150,000   $  652,069   $         --
                                          ==========   ==========   ============

2000 Transactions-
Issuance of common stock for financial
     services (D)                             15,000   $  246,891   $         --
Grants of Jabber common stock (E)            912,500      276,337
Warrant issued to placement firm (F)           5,834      176,443             --
Option issued to advisory board member                                         .
     (G)                                       2,500          729            395
Reset of exercise price for series B
     warrants (Notes 9 and 10)                    --      379,597             --
Reset of exercise price for second 10%
     note payable warrant (Notes 8 and (10)       --      110,302             --
Warrant issued to VA Linux (H)                50,000       30,000             --
Amortization of previous years
     deferred compensation                        --      257,933        154,379
                                          ----------   ----------   ------------

2000 Totals                                  985,834   $1,478,232   $    154,774
                                          ==========   ==========   ============

      (A) In March 2001, we issued a three-year option to purchase 40,000 shares of our common stock at an exercise price of $2.813 per share to a consulting company in connection with investor relation services to be rendered to Webb. The options vested on the grant date. We recorded non-cash compensation expense on the vesting date valued at $82,242 utilizing the Black-Scholes option pricing model using the following assumptions:

Fair market value of options
Exercise price                                                $2.813
Fair market value of common stock on valuation date           $2.813
Option life                                                  3 years
Volatility rate                                                  121%
Risk-free rate of return                                         6.0%
Dividend rate                                                      0%

      (B) In April 2001, we entered into a six-month agreement with a consulting company to provide Webb with investor relation services. In connection with the agreement, the consulting company earned 2,500 restricted shares of our common stock at the end of each month commencing April 2001. During the term of the agreement, we issued 10,000 shares of our common stock and recorded compensation expense totaling $28,750. In addition, we also issued options to purchase 100,000 shares of our common stock at exercise prices ranging from $2.50 to $5.00 per share with a three-year exercise term. The options vest ratably over the term of the agreement and were fully vested at September 30, 2001. We recorded non-cash compensation expense based on the vesting terms valued at $121,642 applying variable plan accounting pursuant to SFAS 123 and related interpretation EITF-96-18 utilizing the Black-Scholes option pricing model. We used the following assumptions to calculate the value of the options:

                                              25,000            25,000           50,000
                                             Options           Options          Options
                                       --------------    -------------   --------------
Exercise price                                  $2.50            $3.00            $5.00
Fair market value of common stock on
    valuation date                     $0.50 to $3.36   $0.50 to $3.36   $0.50 to $3.36
Option life                                   3 years          3 years          3 years
Volatility rate                                   127%             127%             127%
Risk-free rate of return                         6.25%            6.25%            6.25%
Dividend rate                                       0%               0%               0%
Total value                                   $33,284          $31,996          $56,362

      (C) In June 2001, we accelerated the vesting date on the last date of employment for options to purchase 40,674 shares of our common stock for three employees who were terminated in June 2001. As a result, we recorded compensation expense totaling $27,646 during the three months ended June 30, 2001, which represents the intrinsic value of the accelerated options as follows:

Exercise prices                                                  $1.875
Fair market value of common stock on acceleration date           $3.240
Intrinsic value per share                                        $1.365
Number of options                                                20,253

      (D) On March 16, 2000, we executed a two-month consulting agreement with a financial consulting firm to enhance our activities in corporate finance, mergers and acquisitions and investor relations. In connection with the agreement, we issued 15,000 restricted shares of our common stock for services rendered and recorded $246,891 of compensation expense on the date the services were provided as summarized in the following table:

Common shares issued                                               15,000
Date services provided or date of issuance           March to April, 2000
Fair market value on date services provided
      or on date of issuance                             $9.625 to $41.50

      (E) During July and September 2000, we issued 912,500 shares of Jabber's common stock to employees of Jabber, an officer of the Company and members of the Jabber advisory boards. The shares vest over periods ranging from grant date to two years. We recorded deferred compensation totaling $523,700 and compensation expense totaling $251,090 and $276,337 during the years ended December 31, 2001 and 2000, respectively, calculated based on the appraised value of the Jabber common stock.

      (F) In March 2000, we issued a five-year common stock purchase warrant to purchase 5,834 shares of our common stock at an exercise price of $38.44 per share to an employment agency in connection with a placement fee. The warrant vests one year from grant date. We valued the warrant at $176,443 utilizing the Black-Scholes option pricing model using the following assumptions:

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

      (G) In April 2000, we granted an option to purchase 2,500 shares of our stock at $15.88 per share to an advisory board member. The option was cancelled in 2001. We applied variable plan accounting pursuant to SFAS 123 and related interpretation EITF 96-18 and valued the option at $1,124 utilizing the Black-Scholes option pricing model using the following assumptions:

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

      (H) In October 2000, we became obligated to issue a five-year common stock purchase warrant for 50,000 shares of Jabber common stock at $1.00 per share to VA Linux for the integration of Jabber's products with those of VA Linux. Based on the appraised value of the warrant, we recorded expense totaling $30,000 for the year ended December 31, 2000.

(14) NET REVENUES

      Net revenues from continuing operations consist of revenues earned by Jabber for fees from the licensing of its IM software products, fees for professional services for the integration and customization of its IM software and fees earned for support and maintenance services. During 2000, license revenues consist of a single software license fee from the sale of a source code license by Webb and fees earned by Jabber for professional services for the customization of Jabber's IM software and the open-source IM software. Net revenues from continuing operations are comprised of the following:

                                                                Year Ended
                                                               December 31,
                                                          ----------------------
                                                             2001         2000
                                                          ----------    --------
Net revenues:
    License                                                 $679,756     $10,000
    License from France Telecom, a related party              87,800          --
                                                          ----------    --------

    Total license revenue                                    767,556      10,000
                                                          ----------    --------

    Services                                                 280,742     320,875
    Services from France Telecom, a related party             31,039          --
                                                          ----------    --------

    Total service revenue                                    311,781     320,875
                                                          ----------    --------

    Total net revenues                                    $1,079,337    $330,875
                                                          ==========    ========

      Included in net revenues for the year ended December 31, 2001, are $87,800 in license revenue and $31,039 in support and maintenance service revenue from France Telecom (collectively France Telecom and its subsidiaries or affiliates, "FT"), an investor in Jabber (See Note 7). In February 2001, FT entered into a software license agreement whereby FT licensed Jabber's commercial server and JabberIM source code. Jabber recognized the license fee of $73,746 as revenue upon delivery of the products. In connection with the license agreements, FT entered into a one-year support and maintenance agreement for the commercial server software, valued at $33,998. Jabber recognized service revenue from the support and maintenance agreement over the term of the agreement, which totaled $27,200 through October 31, 2001. In October 2001, Jabber and FT entered into a software distribution license agreement and paid an incremental one-time license fee of $14,054. Simultaneously, FT entered into a one-year support and maintenance agreement, valued at $23,000. Jabber recognized service revenue from the support and maintenance agreement totaling $3,839 through December 31, 2001. With the consummation of the second license agreement, the February 2001 agreements were terminated. In February 2002, FT and Jabber entered into a fixed price professional services agreement valued at approximately $455,000. Jabber expects to recognize this revenue during 2002. All revenue through December 31, 2001 from FT has been collected in cash.

(15) ACQUISITION

      Effective January 7, 2000, we acquired the assets of Update, a developer and provider of e-communication Internet business solutions, by issuing 278,411 shares of Webb common stock. In addition, outstanding Update options to purchase common stock were exchanged for 49,704 options to purchase Webb common stock. The acquisition of the assets was recorded using the purchase method of accounting whereby the consideration paid of $10,060,417 was allocated based on the fair values of the assets acquired with the excess consideration over the fair market value of tangible assets totaling $10,014,485 recorded as intangible assets.

Total consideration for the merger was as follows:

Value of common stock issued                                      $ 8,630,741
Value of options issued                                             1,364,676(a)
Acquisition expenses                                                   65,000
                                                                  -----------
Total purchase price                                              $10,060,417
                                                                  ===========

The purchase price was allocated to the assets acquired based on their fair market values as follows:

Acquired property and equipment                                    $    45,932
Developed technologies, goodwill and other intangibles              10,014,485
                                                                   -----------
Total assets acquired                                              $10,060,417
                                                                   ===========

      The transaction with Update resulted in intangible assets totaling $10,014,485 and was comprised of the following:

Goodwill                                                           $ 5,514,485
Developed technologies and workforce                                 4,500,000
                                                                   -----------
Total intangible assets acquired                                   $10,014,485
                                                                   ===========

      At December 31, 2001, the carrying value of these intangible assets was zero (See Notes 16 and 17).

(a) 49,704 options issued, which were valued using the Black-Scholes option pricing model using the following assumptions:

Exercise prices                                                   $4.33
Fair market value of common stock on measurement date            $29.50
Option lives                                                    5 years
Volatility rate                                                     104%
Risk-free rate of return                                            5.0%
Dividend rate                                                         0%

      At December 31, 2000, we determined, per an analysis of the estimated undiscounted cash flows related to the purchased intangibles during their remaining useful life, that the net book value of the assets exceeded the estimated undiscounted net cash flows, and therefore, in accordance with our policy, such assets were considered to be impaired. Accordingly, we recorded an impairment loss in discontinued operations in accordance with SFAS 121, totaling $3,435,807, all of which was allocated to goodwill. The impairment charge was determined using estimated fair values, determined by the use of discounted estimated net cash flows. As of December 31, 2000, the remaining book value of the intangible assets totaled $3,240,516, which is reflected in discontinued operations. As a result of the termination of our AccelX business in October 2001, we recorded an additional impairment loss of $2,025,322 for the year ended December 31, 2001 (See Notes 16 and 17). At December 31, 2001, no intangible assets remain related to the Update acquisition.

(16) IMPAIRMENT LOSS

      In the third quarter of 2001, based upon primarily indications of value from the buyer of our AccelX business, we determined that the carrying amount of the intangible assets related to that business, primarily resulting from the Update acquisition, were impaired, and a loss was recorded totaling $2,025,322; $1,019,301 in the third quarter and $1,006,021 upon the license of the related software. These losses are included in the loss from discontinued operations. We computed the impairment losses as follows:

Sale price/license revenue                                           $1,500,000
Less:
    Book value of tangible assets sold and liabilities assumed         (118,149)
    Selling costs                                                      (177,174)
                                                                    -----------
Indicated fair value of intangible assets                             1,204,677
Carrying value of intangible assets as of September 30, 2001          2,223,978
                                                                    -----------

Impairment loss                                                       1,019,301
Write-off of remaining intangible assets                              1,006,021
                                                                    -----------

Total impairment loss                                                $2,025,322
                                                                    ===========

      During 2000, we recorded an impairment loss in our AccelX and Jabber business segments totaling $6,866,700 and $1,302,204, respectively, from the impairment of assets we purchased in connection with our acquisitions of Update and Durand Communications, Inc. ("DCI"). The impairment loss in our AccelX business segment is reported in loss from discontinued operations (See Note 17). The impaired assets consisted of developed technology and goodwill as summarized in the following table:

                                          DCI           Update           Total
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
                                      ==========      ==========      ==========

      In connection with the DCI and Update acquisitions, we purchased technology that has been incorporated into our AccelX product offerings with respect to Update and our Jabber instant messaging technology with respect to DCI. Based on a review of the acquired technology in combination with our evolving business plan, we determined in the fourth quarter of 2000 that only a portion of such acquired technology was utilized in our products. Further, substantially less revenue had been recorded from products incorporating the acquired technology than was originally expected and our estimated revenues projected to be earned from the purchased technology was also less than previously believed. Because of these factors, which became apparent during the fourth quarter of 2000 in the context of an overall economic slowdown and its impact on our customers, coupled with substantial volatility in the capital and business environment and delays in purchasing decisions by most large aggregators of small businesses due in part to a reluctance to make significant investments in new Internet-related products and services, we determined that the carrying amount of the acquired intangibles should be assessed for impairment. As a result, we assessed impairment by comparing the estimated undiscounted net cash flows expected to be generated from our product offerings which used the purchased technologies to their remaining net book values of the assets. Our analysis showed that such assets were in fact impaired. Accordingly, the impairment charge was recorded in 2000 based upon the difference between the carrying amount and the estimated fair value of the assets, determined using the net present value of the estimated future cash flows.

(17) DISCONTINUED OPERATIONS

      AccelX-

      On October 16, 2001, we terminated our AccelX local commerce business. In connection with the termination of this business, we granted a perpetual license for software used in this business to Nextron for a license fee of $1 million. The terms of this perpetual license transferred substantially all of our rights and their related value for this technology. In addition, we sold assets used in this business to Nextron for an initial purchase price of $500,000. In the event that Nextron completes a qualifying financing transaction by June 30, 2002, Nextron will pay Webb an additional $350,000 for the assets. If the financing transaction is not completed by June 30, 2002, Webb will not receive any additional consideration for the assets.

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

      As a result of the termination of this business, we recorded an impairment loss of $2,025,322 for the year ended December 31, 2001, related to intangible assets we acquired from Update in January 2000 (See Note 16).

      We recognized a nominal gain from the sale of the tangible and intangible assets of $6,021 after deducting selling expenses of $177,174 as summarized below:

Sale price                                                   $500,000
                                                            ---------
Fair value of tangible assets sold                            225,262
Fair value of intangible assets sold                          198,656
Assumed liabilities and deferred revenue                     (107,113)
Selling costs                                                 177,174
                                                            ---------
Total fair value of assets sold and selling expenses          493,979
                                                            ---------

Gain on sale of tangible and intangible assets                 $6,021
                                                            =========

      The receipt of any additional proceeds as indicated above will be recorded as a gain.

      The selling costs consist of fees to a financial advisory firm for which we issued a non-interest bearing note payable totaling $106,240, which was repaid in February 2002, and a three-year warrant to purchase 125,000 shares of our common stock at an exercise price of $2.50 per share. Webb can purchase the warrant at any time for $5.00 per share. We valued the warrant at $70,934 using the Black-Scholes option pricing model utilizing the following assumptions:

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

      We recognized a loss of $6,021 from the sale of the perpetual software license after we recorded an impairment loss for the intangible assets we acquired from Update as summarized below:

Perpetual software license fee                              $1,000,000
Impairment loss                                              1,006,021
                                                            ----------

Loss                                                           $(6,021)
                                                            ==========

      E-Banking-

      On September 12, 2000, our e-banking segment was sold to a privately held company for consideration valued at $487,873, which was approximately the same as the net book value of the net assets of this segment. We received $39,700 in cash and 181,176 shares of the purchaser's common stock recorded at an estimated value of approximately $2.47 per share. We estimated the fair value of the stock based on our assessment of the buyers business prospects and the value of the assets we sold to them. At the time of the sale, which closed in September 2000, the purchaser had in place temporary financing and was in the process of raising permanent financing. We believed, as did the purchaser, that due to an investment earlier in the year by a venture capital firm, that additional funding would occur which would support our estimated value. During the interim from September 2000, through December 31, 2000, the values for technology companies overall, and values for internet-based companies specifically, fell substantially. As a result, at December 31, 2000 we determined that the value of this stock was likely permanently impaired, and we began the process of determining what value, if any, should be carried at in our December 31, 2000, balance sheet. In January 2001, the purchaser informed us that they were unable to close on the commitment for additional funding, and in February 2001, the purchaser ceased operations. These post year-end events confirmed our belief at December 31, 2000, that these securities were permanently impaired, and we determined that they should be completely written off.

      The sales of these segments are reflected as a sale of discontinued operations in the accompanying condensed consolidated financial statements. Accordingly, the assets, liabilities; and revenues, costs and expenses of these discontinued operations have been excluded from the respective captions in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Operations and have been reported as "Long-term assets of discontinued operations," "Current liabilities from discontinued operations, net" and "Loss from discontinued operations" for all periods presented.

      Assets and liabilities of the AccelX discontinued operations consists of the following:

                                                                                 December 31,
                                                                         ----------------------------
                                                                             2001            2000
                                                                         ------------    ------------
Long-term assets of discontinued operations:
     Property and equipment, net                                         $         --    $  1,180,717
     Intangible assets and goodwill, net                                           --       3,727,615
                                                                         ------------    ------------

          Total long-term assets of discontinued operations              $         --    $  4,908,332
                                                                         ============    ============

Current liabilities of discontinued operations, net:
Current assets of discontinued operations:
     Cash                                                                $      3,167    $     29,656
     Accounts receivable, net                                                  29,014         317,370
     Prepaid expenses and other current assets                                  7,353         244,632
                                                                         ------------    ------------

          Total current assets of discontinued operations                      39,534         591,658
                                                                         ------------    ------------

     Accounts payable and accrued liabilities                                 325,149         331,491
     Accrued salaries and payroll taxes payable                                21,231         296,248
     Customer deposits and deferred revenue                                        --         174,522
                                                                         ------------    ------------
          Total current liabilities of discontinued operations                346,380         802,261
                                                                         ------------    ------------

          Current liabilities of discontinued operations, net            $    306,846    $    210,603
                                                                         ============    ============

      Summarized financial information for the discontinued operations are as follows:

                                                                            Year Ended December 31,
                                                                         ----------------------------
AccelX Business Segment: (2001 amounts include activity through
October 16, 2001, only)                                                      2001            2000
                                                                         ------------    ------------
    Net revenues                                                         $  2,824,331    $  3,683,519
                                                                         ------------    ------------
    Costs and expenses:
        Cost of revenues                                                    2,847,119       3,015,779
        Sales and marketing expenses                                          951,756       2,570,701
        Product development expenses                                        2,075,794       3,960,382
        General and administrative expenses                                   474,462         930,101
        Depreciation and amortization                                       1,729,710       7,097,223
        Impairment loss                                                     2,025,322       6,866,700
                                                                         ------------    ------------

            Total costs and expenses                                       10,104,163      24,440,886
                                                                         ------------    ------------

    Operating loss                                                         (7,279,832)    (20,757,367)
    Other income and expenses:
        Loss on foreign currency transactions                                 (18,837)       (130,357)
        Other income                                                            8,936              --
                                                                         ------------    ------------
    Loss from AccelX discontinued operations                             $ (7,289,733)   $(20,887,724)
                                                                         ============    ============

E-banking Business Segment: (2000 amounts include activity through
September 12, 2000 only)
    Net revenues                                                         $         --    $    497,821
    Costs and expenses:                                                            --        (701,193)
                                                                         ------------    ------------
    Net loss from e-banking discontinued operations                      $         --    $   (203,372)
                                                                         ============    ============

(18) MAJOR CUSTOMERS

      Jabber has derived a substantial portion of its revenues from a limited number of customers. The following table summarizes revenues from customers in excess of 10% of net revenues from continuing operations for the years ended December 31, 2001 and 2000:

                                                            Year Ended
                                                           December 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
Customer A                                         $    360,125    $    146,270
Customer B                                         $    255,146    $         --
Customer C (Note 20)                               $    118,839    $         --
Customer D                                         $         --    $     80,300
Customer E                                         $         --    $     38,650
Customer F                                         $         --    $     36,250

      Jabber's accounts receivable balances from customers in excess of 10% of the accounts receivable balance as of December 31, 2001 and 2000, are as follows:

                                                           December 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
Customer A                                         $     20,833    $    145,362
Customer B                                         $    309,320    $         --

(19) INCOME TAXES

      The provision (benefit) for income taxes includes the following:

                                                            Year Ended
                                                           December 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
Current:
    Federal                                        $         --    $         --
    State                                                    --              --
                                                   ------------    ------------

    Total current provision                                  --              --
                                                   ------------    ------------

 Deferred:
    Federal                                          (4,319,995)     (6,796,927)
    State                                              (419,295)       (659,702)
    Valuation allowance                               4,739,290       7,456,629
                                                   ------------    ------------

    Total deferred provision (benefit)                       --              --
                                                   ------------    ------------

    Total provision                                $         --    $         --
                                                   ============    ============

      The statutory federal income tax rate was 34% for the years ended December 31, 2001 and 2000. Differences between the income tax expense reported in the statements of operations and the amount reported by applying the statutory federal income tax rate to loss applicable to common shareholders before income taxes are as follows:

                                                                Year Ended
                                                               December 31,
                                                       ----------------------------
                                                           2001            2000
                                                       ------------    ------------
Benefit at statutory rate from continuing operations   $ (5,863,213)   $ (9,439,274)
Increase (decrease) due to:
    State income taxes                                     (809,439)     (1,604,184)
    Nondeductible expenses                                4,409,826      10,675,510
    Valuation allowance                                   4,739,290       7,538,921
    Operating losses of discontinued operations
       retained by Webb
                                                         (2,476,462)     (7,170,973)
                                                       ------------    ------------

    Income tax provision                               $         --    $         --
                                                       ============    ============

      Components of net deferred assets (liabilities) as of December 31, 2001 and 2000, are as follows:

                                                                Year Ended
                                                               December 31,
                                                       ----------------------------
                                                           2001            2000
                                                       ------------    ------------
Current:
    Accrued liabilities and other reserves             $    266,726    $    409,837
    Deferred revenue                                         71,837          65,097

Non-current:
    Depreciation                                             36,708          29,247
    Net operating losses                                 23,931,872      19,063,673
                                                       ------------    ------------

    Total net deferred tax assets                        24,307,144      19,567,854

    Valuation allowance                                 (24,307,144)    (19,567,854)
                                                       ------------    ------------

    Net deferred tax assets                            $         --    $         --
                                                       ============    ============

      For income tax purposes, we have approximately $64,160,000 of net operating loss carryforwards that expire at various dates through 2020. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event of a significant change in ownership. Realization of net operating loss carryforwards is dependent on generating sufficient taxable income prior to the expiration dates.

      During 2001 and 2000, we increased our valuation allowance by $4,739,290 and $7,538,921, respectively, due mainly to uncertainty relating to the realizability of the 2001 and 2000 net operating loss carryforwards. The amount of the deferred tax assets considered realizable could be adjusted in the near term if future taxable income materializes.

(20) RELATED PARTY TRANSACTIONS

      Revenue

      FT is an investor in Jabber (See Note 7) and also a customer of Jabber. During the year ended December 31, 2001, Jabber recorded $118,839 in revenue from FT (See Note 14). All revenue through December 31, 2001 from FT has been collected in cash.

      Legal Services

      Webb's vice-president of administration and corporate counsel, who began his employment with the Company in 1999, is also a partner in the law firm we retain for our legal services. We incurred $195,374 and $90,929 in legal fees to the law firm during the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001 and 2000, our accounts payable balances included $88,857 and $10,000, respectively, payable to the law firm.

(21) COMMITMENTS AND CONTINGENCIES

      Minimum future annual lease payments as of December 31, 2001 are as follows:

2002                                                        $  517,139
2003                                                           459,974
2004                                                            70,000
                                                            ----------

                                                            $1,047,113
                                                            ==========

      The total operating lease expense for the years ended December 31, 2001 and 2000, was $754,713, from continuing operations and $172,831 from discontinued operations, and $740,063, from continuing operations and $265,463 from discontinued operations, respectively.

(22) PARENT ONLY FINANCIAL INFORMATION

      The stock purchase agreement under which FTTI (See Note 7) made an investment in Jabber requires that those investment proceeds be used only by Jabber and that they may not be used to fund any of our other business activities, including corporate activities. As a result, we believe that financial information for Webb on a stand-alone basis could be beneficial to an investor's understanding of Webb.

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 2001

                                                          WEBB            JABBER         ELIMINATIONS            CONSOLIDATED
                                                     --------------    ------------    ----------------         --------------
                    ASSETS
Current assets:
     Cash and cash equivalents                       $       21,563    $    897,635    $             --         $      919,198
     Accounts receivable, net                                    --         414,991                  --                414,991
     Prepaid expenses                                        14,917          18,460                  --                 33,377
     Notes receivable and accrued interest
        from Company officers                               160,822              --                  --                160,822
     Intercompany receivable                                 32,728              --             (32,728) (A)                --
     Short-term deposits and other current
     assets                                                  53,042          15,820                  --                 68,862
                                                     --------------    ------------    ----------------         --------------

        Total current assets                                283,072       1,346,906             (32,728)             1,597,250
Investment in subsidiary                                 (3,279,828)             --           3,279,828  (B)                --
Property and equipment, net                               1,287,486         253,559                  --              1,541,045
Intangible assets, net                                           --         727,301                  --                727,301
Deferred financing assets                                   233,451              --                  --                233,451
                                                     --------------    ------------    ----------------         --------------

        Total assets                                 $   (1,475,819)   $  2,327,766    $      3,247,100         $    4,099,047
                                                     ==============    ============    ================         ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     10% convertible note payable, net               $    1,847,416    $         --    $             --         $    1,847,416
     Short-term notes payable, net                          175,000              --                  --                175,000
     Convertible note payable and accrued
        interest payable                                         --         104,607                  --                104,607
     Capital leases payable                                  63,930              --                  --                 63,930
     Accounts payable and accrued liabilities               629,502         112,421                  --                741,923
     Accrued salaries and payroll taxes payable              78,823         265,493                  --                344,316
     Accrued interest payable                                58,964              --                  --                 58,964
     Intercompany payable                                        --          32,728             (32,728) (A)                --
     Customer deposits and deferred revenue                      --         192,592                  --                192,592
     Current liabilities of discontinued
        operations, net                                     306,846              --                  --                306,846
                                                     --------------    ------------    ----------------         --------------

        Total current liabilities                         3,160,481         707,841             (32,728)             3,835,594
Commitments and contingencies
Minority interest in subsidiary                                  --              --           5,674,496  (C)         5,674,496
Stockholders' equity (deficit)
     Series C-1 convertible preferred stock               2,450,000              --                  --              2,450,000
     Series A convertible preferred stock                                 4,400,000          (4,400,000) (C)                --
     Series B convertible preferred stock                                 8,290,316          (8,290,316) (C)                --
     Series C convertible preferred stock                                 5,037,411          (5,037,411) (C)                --
     Common stock                                        93,155,341         564,627            (564,627) (C)        93,155,341
     Warrants and options                                14,980,930          30,000                  --             15,010,930
     Deferred compensation                                       --         (37,200)             37,200  (D)                --
     Accumulated other comprehensive losses                  (5,049)             --                  --                 (5,049)
     Accumulated deficit                               (115,217,522)    (16,665,229)         15,860,486  (E)      (116,022,265)
                                                     --------------    ------------    ----------------         --------------
              Total stockholders' equity (deficit)       (4,636,300)      1,619,925          (2,394,668)            (5,411,043)
                                                     --------------    ------------    ----------------         --------------
        Total liabilities and stockholders'
             equity (deficit)                        $   (1,475,819)   $  2,327,766    $      3,247,100         $    4,099,047
                                                     ==============    ============    ================         ==============

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001

                                                          WEBB            JABBER         ELIMINATIONS            CONSOLIDATED
                                                     --------------    ------------    ----------------         --------------
Net revenues                                         $           --    $  1,079,337    $             --         $    1,079,337
Cost of revenues                                                 --         691,211                  --                691,211
                                                     --------------    ------------    ----------------         --------------

    Gross margin                                                 --         388,126                  --                388,126
                                                     --------------    ------------    ----------------         --------------

Operating expenses:
    Sales and marketing expenses                                 --         917,361                  --                917,361
    Product development expenses                                 --       2,719,204                  --              2,719,204
    General and administrative expenses                   3,696,624       2,206,438                  --              5,903,062
    Depreciation and amortization                           389,891       1,657,237                  --              2,047,128
                                                     --------------    ------------    ----------------         --------------

                                                          4,086,515       7,500,240                  --             11,586,755
                                                     --------------    ------------    ----------------         --------------

    Loss from operations                                 (4,086,515)     (7,112,114)                 --            (11,198,629)

Interest income                                              93,338          25,141                  --                118,479
Dividend income                                             418,455              --            (418,455) (I)                --
Loss from subsidiary                                     (7,372,759)             --           7,372,759  (F)                --
Loss on disposal of property and equipment                   (7,256)        (54,527)                 --                (61,783)
Gain on sale of Jabber securities                           775,000              --            (775,000) (H)                --
Other income (loss)                                          24,368             694                  --                 25,062
Interest expense                                         (3,266,220)        (45,834)                 --             (3,312,054)
                                                     --------------    ------------    ----------------         --------------

Loss from continuing operations                         (13,421,589)     (7,186,640)          6,179,304            (14,428,925)
Loss from discontinued operations                        (7,283,712)             --                  --             (7,283,712)
                                                     --------------    ------------    ----------------         --------------

Net loss before minority interest                       (20,705,301)     (7,186,640)          6,179,304            (21,712,637)
Minority interest in losses of subsidiary                        --              --             389,509  (G)           389,509
                                                     --------------    ------------    ----------------         --------------

Net loss                                                (20,705,301)     (7,186,640)          6,568,813            (21,323,128)
Preferred stock dividends                                        --        (575,628)            418,713  (I)          (156,915)
Accretion of preferred stock to redemption value         (3,048,414)             --                  --             (3,048,414)
                                                     --------------    ------------    ----------------         --------------

Net loss applicable to common stockholders           $  (23,753,715)   $ (7,762,268)   $      6,987,526         $  (24,528,457)
                                                     ==============    ============    ================         ==============

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001

                                                          WEBB            JABBER         ELIMINATIONS            CONSOLIDATED
                                                     --------------    ------------    ----------------         --------------
Cash flows from operating activities:
  Net loss                                           $  (20,705,301)   $ (7,186,640)   $      6,568,813         $  (21,323,128)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
     Depreciation expense                                 1,034,283         110,486                  --              1,144,769
     Amortization expense                                 1,503,639       1,546,749                  --              3,050,388
     Impairment loss                                      2,025,322              --                  --              2,025,322
     Forfeiture of lease collateral                         475,000              --                  --                475,000
     Gain on sale of Jabber securities                     (775,000)             --             775,000  (H)                --
     Dividend income received in preferred stock           (418,455)             --             418,455  (I)                --
     Loss in subsidiary                                   7,372,759              --          (7,372,759) (F)                --
     Minority interest in losses of subsidiary                   --              --            (389,509) (G)          (389,509)
     Stock and stock options issued for services            390,979         261,090                  --                652,069
     Loss on sale and disposal of property and
            equipment                                        28,483          54,527                  --                 83,010
     Bad debt expense                                        27,155          26,705                  --                 53,860
     Accrued interest payable on convertible note
            payable                                              --          45,607                  --                 45,607
     Interest expense on 10% convertible note from
       beneficial conversion feature                      2,394,234              --                  --              2,394,234
     Notes payable issued for interest on 10%
       convertible note payable                               9,900              --                  --                  9,900
     Amortization of 10% convertible note payable
       discount                                             151,058              --                  --                151,058
     Amortization of short-term notes payable
            discount                                         21,000              --                  --                 21,000
     Amortization of 10% convertible note payable
       financing costs                                      417,875              --                  --                417,875
     Amortization of short-term notes payable
       financing costs                                       15,738              --                  --                 15,738
     Changes in operating assets and liabilities:
       Decrease in restricted cash                           50,000              --                  --                 50,000
       (Increase) decrease in accounts receivable           277,021        (305,247)                 --                (28,226)
       (Increase) decrease in prepaid expenses              266,482          (5,555)                 --                260,927
       Decrease in short-term deposits and other
            assets                                          353,349              --                  --                353,349
       Decrease in accounts payable and accrued
            liabilities                                     (74,946)       (251,956)                 --               (326,902)
       Decrease increase in accrued salaries and
            payroll taxes payable                          (764,290)        (55,892)                 --               (820,182)
       Decrease in accrued interest payable                  (4,050)             --                  --                 (4,050)
       (Decrease) increase in customer deposits
            and deferred revenue                           (114,524)        192,592                  --                 78,068
                                                     --------------    ------------    ----------------         --------------
       Net cash used in operating activities             (6,042,289)     (5,567,534)                 --            (11,609,823)
                                                     --------------    ------------    ----------------         --------------
Cash flows from investing activities:
    Proceeds from the sale of property and
    equipment                                               556,275           3,200                  --                559,475
    Cash advances to subsidiary or parent                (2,358,638)             --           2,358,638  (A)                --
    Purchase of property and equipment                      (71,449)       (157,999)                 --               (229,448)
    Collection of notes receivable from Company
       officers                                              37,622              --                  --                 37,622
                                                     --------------    ------------    ----------------         --------------
       Net cash used in investing activities             (1,836,190)       (154,799)          2,358,638                367,649
                                                     --------------    ------------    ----------------         --------------
Cash flows from financing activities:
    Payments on capital leases                             (163,946)             --                  --               (163,946)
    Payment of short-term notes payable                    (340,000)             --                  --               (340,000)
    Cash investment from Webb                                    --       2,358,638          (2,358,638) (A)                --
    Proceeds from exercise of stock options and
       warrants                                              24,219              --                  --                 24,219
    Proceeds from short-term notes payable                  340,000              --                  --                340,000
    Proceeds from issuance of convertible note
       payable                                                   --       2,500,000                  --              2,500,000
    Proceeds from sale of Jabber securities                 775,000       1,750,000                  --              2,525,000
    Proceeds from issuance of series C-1 preferred
       stock and warrant                                  2,500,000              --                  --              2,500,000
    Short-term notes payable financing costs                (21,000)             --                  --                (21,000)
    Preferred stock cash offering costs                     (50,000)             --                  --                (50,000)
                                                     --------------    ------------    ----------------         --------------
       Net cash provided by financing activities          3,064,273       6,608,638          (2,358,638)             7,314,273
                                                     --------------    ------------    ----------------         --------------
Net (decrease) increase in cash and cash                 (4,814,206)        886,305                  --             (3,927,901)
equivalents
Effect of foreign currency exchange rate changes
    on cash                                                  (6,420)             --                  --                 (6,420)
Cash and cash equivalents, beginning of year              4,845,356          11,330                  --              4,856,686
Cash in discontinued operations                              (3,167)             --                  --                 (3,167)
                                                     --------------    ------------    ----------------         --------------
Cash and cash equivalents, end of year               $       21,563    $    897,635    $             --         $      919,198
                                                     ==============    ============    ================         ==============

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

(C) Eliminate Jabber issued securities and preferred stock dividends and record minority interest for preferred stock

(D) Eliminate Jabber deferred compensation for unvested common stock granted to employees and third parties

(E) Eliminate Webb's share of Jabber's accumulated deficit and record the sale of Webb owned Jabber securities as minority interest

(F)   Eliminate Webb's share of Jabber's losses

(G) Record minority shareholders' share of Jabber's net assets calculated as the value of the previously restricted common stock which vested during the year ended December 31, 2001

(H) Eliminate gain from the sale of Jabber securities owned by Webb and reflect value of securities as minority interest

(I)   Eliminate preferred stock dividends on preferred stock owned by Webb

(23)  BUSINESS SEGMENT INFORMATION

      We have two reportable business segments: Jabber and Webb. Jabber is a commercial developer of real-time communications software and IM solutions and is building upon the growing demand and adoption of the Jabber.org open-source project by offering proprietary, scalable extensible IM solutions for carriers, service providers; for OEM and ISV partners, and for large enterprises. Webb consists of corporate activities such as accounting, administration, public reporting and financing activities.

                                                           December 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
Assets
-----------------------------------------------
Webb                                               $ (1,475,819)   $  9,522,256
Jabber                                                2,327,766       2,714,329
Net long-term assets of discontinued operations              --       4,908,332
Eliminations                                          3,247,100      (1,315,838)
                                                   ------------    ------------
Total assets                                       $  4,099,047    $ 15,829,079
                                                   ============    ============

Property and equipment, net
-----------------------------------------------
Webb                                               $  1,287,486    $  1,385,642
Jabber                                                  253,559         263,773
                                                   ------------    ------------
Total                                              $  1,541,045    $  1,649,415
                                                   ============    ============


                                                            Years Ended
                                                           December 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
Net revenues from continuing operations
-----------------------------------------------
Webb                                               $         --    $     10,000
Jabber                                                1,079,337         320,875
                                                   ------------    ------------
Total net revenues from continuing operations      $  1,079,337    $    330,875
                                                   ============    ============

Net loss from continuing operations
-----------------------------------------------
Webb                                               $(13,421,589)   $(16,177,905)
Jabber                                               (7,186,640)     (8,424,500)
Eliminations                                          6,179,304       8,596,623
                                                   ------------    ------------
Total net loss from continuing operations          $(14,428,925)   $(16,005,782)
                                                   ============    ============

Depreciation and amortization
-----------------------------------------------
Webb                                               $    389,891    $    375,030
Jabber                                                1,657,237       1,682,870
                                                   ------------    ------------
Total depreciation and amortization expense        $  2,047,128    $  2,057,900
                                                   ============    ============

Property and equipment additions
-----------------------------------------------
Webb                                               $     15,653    $  1,159,320
Jabber                                                  157,999         299,155
Discontinued operations                                  55,796         679,895
                                                   ------------    ------------
Total                                              $    229,448    $  2,138,370
                                                   ============    ============

(24) SUBSEQUENT EVENTS

      Investment by Jona, Inc.-

      On January 17, 2002, we sold 1,100,000 units of our securities to Jona for $1,100,000 (the "January 2002 Jona transaction"). Each unit consists of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $1.00 per share. The warrants may be exercised at any time by the holder from the date of issuance for a period of 5 years. On March 11, 2002, Webb's shareholders approved the sale to Jona of an additional 3,900,000 units for $3,900,000, which was purchased by Jona on March 12, 2002.

     On January 17, 2002, in connection with the January 2002, Jona transaction, we also granted Jona an option to purchase 2,500,000 unit for $2,500,00 on or before August 31, 2002. The issuance of this option was approved by Webb's shareholders on March 11, 2002. On March 28, 2002, Jona exercised this option and purchased 2,500,000 units for which we received $2,500,000 in proceeds (the "March 2002 Jona transaction"). In consideration for Jona's exercising the option more than five months before the option expired and prior to the conclusion of the first quarter of the current fiscal year, we granted Jona an additional warrant representing the right to acquire 2,500,000 shares of our common stock at $1.00 per share. The value of this warrant, totaling $1,769,369, was recorded as on offering costs of the March 2002 Jona transaction.

      We valued the warrants using the Black-Scholes option pricing model and allocated the relative fair value to the common stock and the warrants as follows:

                                                                  2002 Closings
                                                   ---------------------------------------------
             Security                               January 17       March 12         March 28
--------------------------------------             ------------    ------------     ------------
Common stock                                       $    590,108    $  2,115,043     $  1,355,797
Warrant to purchase common stock                        509,892       1,784,957        1,144,203
                                                   ------------    ------------     ------------

Total                                              $  1,100,000    $  3,900,000     $  2,500,000
                                                   ============    ============     ============

      We used the following assumptions to value the warrants:

                                                                         2002 Closings
                                                   -------------------------------------------------------------
                                                    January 17       March 12         March 12        March 28
                                                   ------------    ------------     ------------    ------------
                                                                                                    Warrant Offering
                                                     Unit Warrant    Unit Warrant     Unit Warrant      Costs
Number of Warrants                                    1,100,000       3,900,000        2,500,000       2,500,000
Exercise price                                     $       1.00    $       1.00     $       1.00    $       1.00
Fair market value of common stock
  on date of issuance                              $       0.97    $       0.74     $       0.74    $       0.83
Option life                                             5 years         5 years          5 years         5 years
Volatility rate                                            127%            127%             127%            127%
Risk-free rate of return                                     6%              6%               6%              6%
Dividend rate                                                0%              0%               0%              0%
Calculated value                                   $    921,959    $  2,724,959     $  1,561,278    $  1,769,369

      In connection with the January 2002 and March 2000 Jona transactions, we issued two a five-year warrants to purchase 450,000 shares and 125,000 shares, respectively, of our common stock to a financial advisor for payment of fees associated with the transactions. We recorded the value of the warrants, totaling $377,165 and $88,468, respectively, as offering costs for the January 2002 and March 2002 Jona transactions, respectively. The warrants were valued using the Black-Scholes option pricing model utilizing the following assumptions:

                                                         January 17,   March 28,
                                                            2002         2002
                                                         -----------   ---------
Exercise price                                                 $1.00       $1.00
Fair market value of common stock on
    date of issuance                                           $0.97       $0.83
Option life                                                  5 years     5 years
Volatility rate                                                 127%        127%
Risk-free rate of return                                          6%          6%
Dividend rate                                                     0%          0%
Calculated value                                            $377,165     $88,468

      The warrants issued in connection with the units as well as the warrant issued to the financial advisor provide for anti-dilution provisions in the event we issue common stock at prices less than the current conversion or exercise price for the securities or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. If the exercise price is reduced, we may be required to record additional charges against income and such charges may be significant.

      At the time Jona agreed to purchase the units, it loaned us $900,000 at an interest rate of 10% per year. On January 8, 2002, Jona had also loaned us $300,000 at an interest rate of 10%. On March 12, 2002, we repaid the $1.2 million of principal and accrued interest totaling $14,365. We also issued Jona a three-year warrant to purchase 60,000 shares of our common stock at an initial exercise price of $2.50 per share as part of the $300,000 loan. The exercise price was reduced to $1.00 in connection with the January 2002 Jona transaction, for which we recorded a non-cash expense totaling $14,365 in the first quarter of 2002. The value of the warrant, totaling $29,976, was recorded as a discount to the $300,000 note and amortized to interest expense during the first quarter of 2002. We valued the warrant utilizing the Black-Scholes option pricing model using the following assumptions:

                                                                     January 17,
                                                          Initial        2002
                                                         Valuation    Valuation
                                                         ---------    ----------
Exercise price                                               $2.50         $1.00
Fair market value of common stock on
     date of issuance or revaluation                         $0.82         $0.97
Option life                                                3 years       3 years
Volatility rate                                               131%          127%
Risk-free rate of return                                        6%            6%
Dividend rate                                                   0%            0%
Warrant value                                              $29,976       $44,341
Expense recorded                                               N/A       $14,365

      In connection with the January 2002 Jona transaction, and in accordance with the original terms of the securities, the conversion prices for our 10% convertible note payable and series C-1 preferred stock as well as the exercise prices for the second 10% note payable warrant, the series B preferred stock warrant, and the series C-1 preferred stock warrant were all reset to $1.00 per share (See Note 10 for the calculations of the resets). As a result, we recorded non-cash expenses in the first quarter of 2002 as follows:

                                                                       Non-Cash
                                                                       Expense
                     Security Reset                                    Recorded
------------------------------------------------------                ----------
10% note payable (additional interest expense due to
     anti-dilution protection on conversion feature)                  $1,124,536
Series C-1 preferred stock (additional deemed
     preferred stock dividend)                                           479,442
Second 10% note payable warrant                                           74,086
Series C-1 preferred stock warrant                                       148,259
                                                                      ----------

Total                                                                 $1,826,323
                                                                      ==========

      Exchange of Securities by Castle Creek -

      At the same time we agreed to sell the units to Jona, Castle Creek Technology Partners LLC ("Castle Creek") agreed to exchange up to 2,500 shares of series C-1 preferred stock and $1,212,192 of principal of our 10% note payable for up to 4,484 of our series D junior convertible preferred stock (the "series D preferred stock") and a warrant to purchase 750,000 shares of our common stock at an exercise price of $1.00 per share. As part of the agreement, we reduced the exercise price of existing warrants to purchase 650,116 shares of our common stock held by Castle Creek. The exercise price for these warrants is now $1.00. We recorded non-cash expense for the reset of these warrants in the first quarter of 2002 totaling $222,345 (See Note 10). The 4,484 shares of series D preferred stock are convertible into 4,484,000 shares of our common stock. If we had not reached the agreement to exchange the series C-1 convertible preferred stock and the 10% convertible promissory notes, these securities would have been convertible into 3,712,192 shares of our common stock and Castle Creek would have been entitled to an additional warrant for 2,500,000 shares at an exercise price of $1.00 per share.

      On January 31 and February 21, 2002, Castle Creek exchanged 1,500 and 550 shares, respectively, of series C-1 preferred stock for 1,500 and 550 shares, respectively, of our series D preferred stock.

      On March 12, 2002, we repaid $720,000 of principal of the 10% convertible note and accrued interest of $37,585. On March 13, 2002, we exchanged the remaining principal balance of $1,212,192 for 1,984 shares of our series D preferred stock. As a result of this exchange, in the first quarter of 2002 we recorded a non-cash preferred stock dividend for the beneficial conversion feature totaling $625,164 computed as follows:

Balance of 10% note payable exchanged for series
      D preferred stock                                               $1,212,192
                                                                      ----------
Number of common shares 10% note payable would have
      converted into immediately prior to exchange                     1,212,192
Number of common shares convertible into series D
      preferred stock immediately after exchange                       1,984,000
                                                                      ----------
Increase in number of common shares                                      771,808
Fair market value of common stock on March 13, 2002                        $0.81
                                                                      ----------
Beneficial conversion feature recorded as preferred
stock dividend                                                        $  625,164
                                                                      ==========

      On January 17, 2002, we issued Castle Creek a five-year warrant to purchase 750,000 shares of our common stock as part of the exchange of our series C-1 convertible preferred stock owned by Castle Creek for our series D junior preferred convertible stock. The exercise price for the warrant is currently $1.00 per share. The exercise price for the warrant is also subject to anti-dilution protection if we issue our common stock at prices less than the exercise price for the warrant and for stock splits, stock dividends and other similar transactions. If the warrant price is reset, we may record additional charges to income. The warrant is subject to early expiration for one-third of the shares if our common stock trades at $2.00 or more for five consecutive days and for an additional one-third of the shares if our common stock trades at $3.00 or more for five consecutive days.

      We recorded a non-cash charge for the value of the warrant totaling $537,770 in the first quarter of 2002. We valued the warrant using the Black-Scholes option pricing model utilizing the following assumptions:

Exercise price                                                   $1.00
Fair market value of common stock on date of issuance            $0.84
Option life                                                    5 years
Volatility rate                                                   127%
Risk-free rate of return                                            6%
Dividend rate                                                       0%

      Series D Junior Convertible Preferred Stock-

      As a result of the transactions described above, at March 13, 2002, we issued 4,034 shares of series D preferred stock and 3,784 shares were outstanding at March 25, 2002. The series D preferred stock does not bear dividends and does not entitle the holders to any voting rights except as required by Colorado law. The series D preferred stock is convertible into common stock unless the conversion would result in the holder being a beneficial owner of more than 4.99% of our common stock. The current conversion price is $1.00 per share. The conversion price is also subject to anti-dilution protection if we issue our common stock at prices less than the conversion price for the preferred stock or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. If the conversion price is reduced, we may be required to record a charge to income.

      The series D preferred stock has Liquidation Preferences. If we liquidate, dissolve or wind-up our business, whether voluntarily or involuntarily, after we pay our debts and other liabilities, the holder of the preferred stock will be entitled to receive from our remaining net assets, before any distribution to the holders of our common stock, the amount of $1,000 per share.

      On March 15, 2002, the holder of our series D preferred stock converted 250 shares into 250,000 shares of our common stock at a conversion price of $1.00 per share.

      Conversion of Series C-1 Preferred Stock-

      During January and February 2002, the holder of our series C-1 preferred stock converted 450 shares into 450,000 shares of our common stock at conversion prices per share of $1.00 as follows:

                                                            Number of Shares
                                                         -----------------------
                                                         Series C-1
                                                         Preferred        Common
       Conversion Date                                      Stock         Stock
-------------------------------                          ----------      -------
January 22, 2002                                                175      175,000
January 28, 2002                                                175      175,000
February 2, 2002                                                100      100,000
                                                         ----------      -------

Total                                                           450      450,000
                                                         ==========      =======

Reset of Exercise Price for Series B Preferred Stock Warrant-

      The exercise price for the series B preferred stock warrants is subject to being reset based upon future market prices for our common stock every 90 days until January 20, 2003. If the current exercise price is higher than the current market price (the lower of the average closing bid prices for the 10-day period ending on such date or the closing bid price on such date), the exercise price will be reset to the market price. The exercise price was reset to $0.71 per share on February 7, 2002. As a result, we recorded a non-cash expense totaling $2,338 in the first quarter of 2002 (See Note 10 for the calculation of the reset).

                         WEBB INTERACTIVE SERVICES, INC.

                                   SCHEDULE II

              VALUATION ACCOUNTS - ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                Beginning                               Ending
       Year                      Balance     Expenses    Deductions    Balance
--------------------           ----------   ----------   ----------   ----------

2000                           $        0   $    6,000   $        0   $    6,000

2001                           $    6,000   $   26,705   $    5,700   $   27,005

                         WEBB INTERACTIVE SERVICES, INC.
                                INDEX TO EXHIBITS
                 FORM 10-KSB (For Year Ended December 31, 2001)

(a)  Listing of Exhibits:

     3.1     Articles of Incorporation, as amended, of Webb Interactive Services, Inc. (1)
     3.2     Bylaws of Webb Interactive Services, Inc. (2)
     4.1     Specimen form of Webb Interactive Services, Inc. Common Stock certificate (3)
     4.2     Webb Interactive Services, Inc. Stock Option Plan of 1995 (2)
     4.3     Form of Incentive Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan
             of 1995 (2)
     4.4     Form of Nonstatutory Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan
             of 1995 (2)
     4.5     Webb  Interactive  Services,  Inc. Stock Option Plan of 2000, including forms of Incentive and
             Nonstatutory Stock Option Agreements (4)
     4.6     Jabber, Inc. Stock Option Plan of 2000, including forms of Incentive and Nonstatutory Stock
             Option Agreements (4)
     4.7     Articles of Amendment setting forth the terms of Series D Junior Convertible Preferred Stock (5)
     4.8     Stock Purchase Warrant dated August 25, 1999, as amended December 18, 1999, issued by Webb
             Interactive Services, Inc. to Castle Creek Technology Partners, Inc. (6)
     4.9     Stock Purchase Warrant dated December 18, 1999 issued by Webb Interactive  Services,  Inc. to
             Castle Creek Technology Partners, Inc. (6)
     4.10    Stock  Purchase  Warrant  dated  December 31, 1999 issued to by Webb Interactive  Services,  Inc.
             Marshall  Capital Management, Inc. and Castle Creek Technology Partners, LLC (7)
     4.11    Form of Stock Purchase  Warrant dated  February 28, 2001 issued by Webb  Interactive  Services,
             Inc. to Castle Creek Technology Partners, LLC (8)
     4.12    Form of Stock Purchase  Warrant,  form of Series D Stock Purchase Warrant and form of amended
             Stock Purchase Warrants dated January 17, 2002 issued by Webb Interactive Services, Inc. to
             Castle Creek Technology Partners, LLC (5)
     4.13    Form of Stock Purchase Warrant dated December 21, 2001 issued by Webb Interactive Services, Inc.
             to Jona, Inc. (5)
     4.14    Form of Stock Purchase Warrant dated January 17, 2002 issued by Webb Interactive Services, Inc.
             to Jona, Inc. (5)
     10.1    Form of Nondisclosure and Nonsolicitation Agreement between Webb Interactive Services, Inc.
             and its employees (1)
     10.2    Employment Agreement between Jabber, Inc. and Robert Balgley, dated December 11, 2000*
     10.3    Employment Agreement between Jabber, Inc. and Gwenael Hagen, dated August 1, 2001*
     10.4    Employment Agreement between Webb Interactive Services, Inc. and William R. Cullen, dated
             March 1, 2002*
     10.5    Employment Agreement between Webb Interactive Services, Inc. and Lindley S. Branson, dated
             March 1, 2002*
     10.6    Office lease for Webb Interactive Services, Inc.'s principal offices commencing May 2000 (9)
     10.7    First Amendment to office lease, Assignment and Assumption of lease and Consent to Lease*
     10.8    Agreement for sublease of office space*
     10.9    Form of Change of Control Agreement between Webb Interactive Services, Inc. and certain employees (10)
     10.10   Stock Purchase  Agreement dated July 6, 2001, among Jabber, Inc., France Telecom Technologies
             Investissements and Webb Interactive Services. Included as an exhibit are certificates of designation for Jabber, Inc. series A and series B convertible preferred stock, investors rights agreement and stockholders agreement (11)
     10.11   First Amendment to Note Purchase Agreement dated July 6, 2001, among Jabber, Inc., French
             Telecom  Technologies Investissements and Webb Interactive Services, Inc. (11)
     10.12   First Amendment to Convertible Promissory Note dated July 6, 2001 between Jabber, inc. and
             French Telecom Technologies Investissements (11)

     10.13   First Amendment to Security Agreement dated July 6, 2001, between Jabber, Inc. and French
             Telecom Technologies Investissements (11)
     10.14   First Amendment to Pledge and Security Agreement dated July 6, 2001, among Jabber, Inc.,
             French Telecom Technologies Investissements and Webb Interactive Services, Inc. (11)
     10.15   Ratification  and Amendment to Corporate  Guaranty dated July 6, 2001,  between Webb Interactive Services,
             Inc. and French Telecom Technologies Investissements (11)
     10.16   Securities  Purchase Agreement dated as of January 17, 2002, between Webb Interactive Services,
             Inc. and Jona, Inc. Included as an exhibit is a Registration Rights Agreement (5)
     10.17   Letter Agreement between Webb Interactive Services, Inc. and Jona, Inc.*
     10.18   Exchange Agreement dated January 17, 2002 between Webb Interactive Services, Inc. and Castle
             Creek  Technology Partners LLC. Included as an exhibit is a Registration Rights Agreement (5)
     13      The registrant intends to deliver to its shareholders a copy of 2001 Annual Report on form 10-KSB
             (without exhibits), in lieu of a separate Annual Report to Shareholders
     21      Subsidiaries of Webb Interactive Services, Inc.*
     23.1    Consent of Arthur Andersen LLP*
     99      Audit Representation Letter*

__________
*    Filed herewith.
(1) Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
(2) Filed with the Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(3) Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.
(4) Filed with the Form 10-KSB Annual Report for the year ended December 31, 2002. Commission File No. 0-28462.
(5) Filed with the current report on Form 8-K, filed on January 22, 2002 and amended on January 29, 2002.
(6) Filed with Amendment No. 2 to Webb's Registration Statement on Form S-3, filed January 3, 2000, Commission File No. 333-87887.
(7) Filed with the Form 8-K Current Report, filed January 5, 2000, Commission File No. 0-28642.
(8) Filed with the Form 8-K Current Report, filed March 1, 2001, Commission File No. 0-28642.
(9) Filed with the Form 10-KSB Annual Report for the year ended December 31, 1999, Commission File No. 0-28462.
(10) Filed with the Form 10-KSB Annual Report for the year ended December 31, 1998, Commission File No. 0-28462.
(11) Filed with the current report on Form 8-K, filed August 1, 2001, Commission File No. 0-28642.