Form 10QSB
period 2002-03-31
WEBB INTERACTIVE SERVICES INC
filed 2002-05-15
CIK 1011901

FORM 10-QSB – Quarterly
Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of l934.

For the period ended March 31, 2002.

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

For	the transition period from __________________________ to ___________________________.

Commission File Number 0-28462.

WEBB INTERACTIVE SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	84-1293864 (I.R.S. Employer Identification No.)

1899 WYNKOOP, SUITE 600, DENVER, CO 80202
                  (Address of principal executive offices)               (Zipcode)

(303) 308-3108
(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 8, 2002, Registrant had 20,943,167 shares of common stock outstanding.

WEBB INTERACTIVE SERVICES, INC.

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-QSB entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Operating Results,” which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission (“SEC”). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company’s business.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEBB INTERACTIVE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$5,384,124	$919,198
Accounts receivable, net of allowance for doubtful accounts of $27,005	902,909	414,991
Prepaid expenses	179,959	33,377
Note receivable from Company officer	157,486	160,822
Short-term deposits and other current assets	30,868	68,862

Total current assets	6,655,346	1,597,250
Property and equipment, net of accumulated depreciation of $930,163 and $924,856, respectively	1,403,039	1,541,045
Intangible assets, net of accumulated amortization of $2,751,886 and $2,370,495, respectively	345,910	727,301
Deferred financing assets	—	233,451

Total assets	$8,404,295	$4,099,047

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Convertible note and accrued interest payable	$106,793	$104,607
Accounts payable and accrued liabilities	616,244	741,923
Accrued salaries and payroll taxes payable	818,827	344,316
10% convertible note payable, net of discount of $84,776	—	1,847,416
Capital leases payable	—	63,930
Short-term note payable	—	175,000
Accrued interest payable	—	58,964
Deferred revenue and customer deposits	274,018	192,592
Net current liabilities of discontinued operations	17,980	306,846

Total current liabilities	1,833,862	3,835,594
Commitments and contingencies
Minority interest in subsidiary	5,690,793	5,674,496
Stockholders’ equity (deficit):
Preferred stock, no par value, 5,000,000 shares authorized:
Series D junior convertible preferred stock, 3,784 and none shares issued and outstanding, respectively	2,842,497	—
Series C-1 convertible preferred stock, none and 2,500 shares issued and outstanding, respectively	—	2,450,000
Common stock, no par value, 60,000,000 shares authorized, 19,531,522 and 11,331,522 shares issued and outstanding, respectively	97,657,101	93,155,341
Warrants and options	20,859,415	15,010,930
Accumulated other comprehensive loss	(5,323)	(5,049)
Accumulated deficit	(120,474,050)	(116,022,265)

Total stockholders’ equity (deficit)	879,640	(5,411,043)

Total liabilities and stockholders’ equity (deficit)	$8,404,295	$4,099,047

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Net revenues	$861,053	$99,825
Cost of revenues	110,944	233,993

Gross margin	750,109	(134,168)

Operating expenses:
Sales and marketing	356,383	212,101
Product development	652,868	654,979
General and administrative	1,495,387	1,543,302
Depreciation and amortization	546,069	544,776

	3,050,707	2,955,158

Loss from operations	(2,300,598)	(3,089,326)
Interest income	13,817	113,640
Interest expense	(1,153,724)	(2,645,479)
Loss on extinguishment of 10% note payable	(625,164)	—
Other income	4,038	—
Gain (loss) on disposition of property and equipment	1,722	(12,416)

Net loss from continuing operations	(4,059,909)	(5,633,581)
Loss from discontinued operations	—	(2,452,650)

Net loss before minority interest	(4,059,909)	(8,086,231)
Minority interest in losses of subsidiary	110,178	113,365

Net loss before extraordinary income	(3,949,731)	(7,972,866)
Extraordinary income	224,811	—

Net loss	(3,724,920)	(7,972,866)
Preferred stock dividends on Jabber preferred stock	(96,776)	—
Accretion of preferred stock to stated value and other deemed dividends	(630,089)	(2,856,627)

Net loss applicable to common stockholders	$(4,451,785)	$(10,829,493)

Net loss applicable to common stockholders from continuing operations per share, basic and diluted	$(0.33)	$(0.81)

Net loss applicable to common stockholders from discontinued operations per share, basic and diluted	—	$(0.24)

Net loss applicable to common stockholders per share, basic and diluted	$(0.33)	$(1.05)

Weighted average shares outstanding, basic and diluted	13,570,966	10,354,473

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(3,724,920)	$(7,972,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	164,678	323,182
Amortization expense	381,391	855,145
Loss from extinguishment of 10% note payable	625,164	—
Extraordinary income from creditor concessions	(224,811)	—
Minority interest in losses of subsidiary	(110,178)	(113,365)
Stock and stock options issued for services	27,436	168,842
Gain (loss) on sale and disposal of property and equipment	(1,722)	12,416
Bad debt expense	—	14,030
Accrued interest payable on convertible note payable	2,186	—
Accrued interest income on note receivable	—	(3,548)
Interest expense on 10% note payable from beneficial conversion feature	255,060	2,394,234
Interest expense for warrant issued for exchange of 10% note payable	537,770	—
Interest expense for reset of second 10% note payable warrant	74,086	—
Interest expense for reset of warrant issued with Jona short-term note payable	14,364	—
Amortization of 10% convertible note payable discount	49,144	44,440
Amortization of short-term note payable discount	29,976	—
Amortization of 10% convertible note payable financing assets	135,388	121,765
Changes in operating assets and liabilities:
Increase in accounts receivable	(458,904)	(738,889)
Increase in prepaid expenses	(139,229)	(356,628)
Decrease in short-term deposits and other assets	36,050	339,858
Decrease in accounts payable and accrued liabilities	(279,757)	(657,746)
Increase (decrease) in accrued salaries and payroll taxes payable	453,280	(194,838)
Decrease (increase) in accrued interest payable	(48,632)	6,465
Increase in customer deposits and deferred revenue	81,426	120,788

Net cash used in operating activities	(2,120,754)	(5,636,715)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	1,722	8,500
Purchase of property and equipment	(26,672)	(31,878)
Collection of notes receivable from Company officers	3,336	30,000

Net cash (used in) provided by investing activities	(21,614)	6,622

Cash flows from financing activities:
Payments on capital leases	(35,599)	(110,561)
Payment of short-term notes payable	(1,340,000)	—
Payment on 10% note payable	(720,000)	—
Proceeds from issuance of short-term notes payable	1,200,000	—
Proceeds from issuance of common stock and warrants	7,500,000	—
Proceeds from issuance of series C-1 preferred stock and warrants	—	2,500,000
Preferred stock and warrant offering costs	—	(50,000)

Net cash provided by financing activities	6,604,401	2,339,439

Net increase (decrease) in cash and cash equivalents	4,462,033	(3,290,654)
Effect of foreign currency exchange rate changes on cash	(274)	218
Cash and cash equivalents, beginning of period	922,365	4,856,686

Cash and cash equivalents, end of period	$5,384,124	$1,566,250

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Supplemental disclosure of cash flow information:
Cash paid for interest	$55,749	$78,575

Supplemental schedule of non-cash investing and financing activities:
Accretion of preferred stock to stated value and other deemed dividends	$630,089	$2,856,627
Preferred stock dividends on Jabber preferred stock	$96,776	$—
Preferred stock converted to common stock	$686,000	$—
10% note payable exchanged for series D preferred stock	$1,078,497	$—

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and December 31, 2001
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements include the accounts of Webb Interactive Services, Inc. and its subsidiaries (collectively “Webb” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Webb is the founder and the majority stockholder of Jabber, Inc. (“Jabber”), a company in the early stages of developing extensible instant messaging (“IM”) software products and services. Continuing operations of Webb refer to the Jabber business segment and Webb’s corporate activities. Minority interest share of the net loss of our Jabber subsidiary is recorded based upon the minority interest share in the net assets of Jabber. These condensed consolidated financial statements have been prepared without audit pursuant to rules and regulations of the SEC and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. The interim financial statements should be read in connection with the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the SEC.

NOTE 2 – REVENUE RECOGNITION

Revenues are generated from the license of our software products and from professional service arrangements. Software license revenue is recognized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” (“SOP 97-2”) and related interpretations and amendments as well as Technical Practice Aids issued from time to time by the AICPA.

We recognize revenue on software arrangements only when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Under certain circumstances, software license revenue is deferred until all criteria of SOP 97-2 are met. Certain arrangements contain provisions which result in the recognition of revenue from software licenses ratably over the term of the contract or in accordance with contract accounting.

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

We follow the provisions of Emerging Issues Task Force (“EITF”) 00-3, “Application of AICPA SOP 97-2, ‘Software Revenue Recognition,’ to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware,” for software arrangements that include provisions for hosting. Under the EITF consensus, if the customer has the contractual right to take possession of the software at anytime during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software, then the software portion of the arrangement is accounted for under SOP 97-2. If the customer does not have this right, then the fee for the entire arrangement is recognized on a straight-line basis over the life of the related arrangement.

For software arrangements with multiple elements, we apply the residual method prescribed by SOP 98-9. Revenue applicable to undelivered elements, principally software maintenance, training, hosting and limited implementation services, is deferred based on vendor specific objective evidence (“VSOE”) of the fair value of those elements. VSOE is established by the price of the element when it is sold separately (i.e., the renewal rate for software maintenance and normal prices charged for training, hosting and professional services). Revenue applicable to the delivered elements is deemed equal to the remainder/residual amount of the fixed arrangement price. Assuming none of the undelivered elements are essential to the functionality of any of the delivered elements, we recognize the residual revenue attributed to the delivered elements when all other criteria for revenue recognition for those elements have been met.

We believe our current revenue recognition policies and practices are consistent with the provisions of SOP 97-2, as amended by SOP 98-4 and SOP 98-9, which were issued by the AICPA, as well as other related authoritative literature. Implementation guidelines for these standards, as well as potential new standards, could lead to unanticipated changes in our current revenue recognition policies. Such changes could affect the timing of our future revenue and results of operations.

Net revenues from continuing operations are comprised of the following:

	Three Months Ended March 31,
	2002	2001
Net revenues:
Licenses	$588,899	$10,000

Services	228,471	89,825
Services provided to France Telecom, a related party	43,683	—

Total service revenue	272,154	89,825

Total net revenues	$861,053	$99,825

Included in net service revenues for the three months ended March 31, 2002, is $37,932 in professional service revenue and $5,751 in support and maintenance service revenue from France Telecom (collectively France Telecom and its subsidiaries or affiliates, “FT”), an investor in Jabber. In February 2002, Jabber and FT entered into a fixed price professional services agreement, valued at $455,000, whereby Jabber is providing professional consulting services for general IM technology as well as IM technology integration with FT proprietary product offerings. Jabber expects to recognize $341,204 in revenue from this contract during the remainder of 2002 and $75,864 during the first quarter of 2003. Support and maintenance revenue recognized in the first quarter relates to the one-year support and maintenance agreement FT entered into on October 1, 2001, in connection with the license of Jabber’s commercial server to FT. Jabber expects to recognize $11,500 in revenue from this contract during the remainder of 2002.

NOTE 3 – INTANGIBLE ASSETS

On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires us to evaluate the carrying value of our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the estimated cost to sell the asset. Based upon our review at March 31, 2002, we believe the carrying value of our recorded intangible assets are recoverable.

Intangible assets at March 31, 2002, consists of technology currently utilized by Jabber which was acquired by Webb in a 1999 acquisition. The intangible assets are being amortized through June 30, 2002. We recorded amortization expense totaling $381,391 and $855,145 (including $493,502 from discontinued operation in 2001) for the three months ended March 31, 2002 and 2001, respectively.

NOTE 4 – NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS 128, basic net loss per share is computed by dividing net loss applicable to common shareholders for the period, subject to certain adjustments, by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of our net losses, all potentially dilutive securities, as indicated in the table below, would be anti-dilutive and are excluded from the computation of diluted loss per share, and there are no differences between basic and diluted per share amounts for all periods presented.

	March 31,
	2002	2001
Stock options	3,851,949	3,966,525
Warrants	12,865,315	1,231,845
Series D preferred stock	3,784,000	—
10% convertible note payable	—	1,061,644
Series B-2 preferred stock	—	391,200
Series C-1 preferred stock	—	1,000,000

Total	20,501,264	7,651,214

The number of shares excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method were 418,999 and 504,503 for the three months ended March 31, 2002 and 2001, respectively.

NOTE 5 – Investment by Jona, Inc.

On January 17, 2002, we sold 1,100,000 units of our securities to Jona Inc. (“Jona”) for $1,100,000 (the “January 2002 Jona transaction”). Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $1.00 per share. The warrants may be exercised at any time by the holder from the date of issuance for a period of 5 years. On March 11, 2002, Webb’s shareholders approved the sale to Jona of an additional 3,900,000 units for $3,900,000, which was purchased by Jona on March 12, 2002.

In connection with the January 2002, Jona transaction, we also granted Jona an option to purchase 2,500,000 units for $2,500,000 on or before August 31, 2002. The issuance of this option was approved by Webb’s shareholders on March 11, 2002. On March 28, 2002, Jona exercised this option and purchased 2,500,000 units for which we received $2,500,000 in proceeds (the “March 28, 2002 Jona transaction”). In consideration for Jona exercising the option more than five months before the option expired and prior to the conclusion of the first quarter of the current fiscal year, we granted Jona an additional warrant representing the right to acquire 2,500,000 shares of our common stock at $1.00 per share. The value of this warrant, totaling $1,769,369, was recorded as an offering cost of the Jona transactions.

We valued the warrants using the Black-Scholes option pricing model and allocated the relative fair value to the common stock and the warrants as follows:

	2002 Closings
Security	January 17	March 12	March 28
Common stock	$521,445	$1,848,760	$1,185,102
Warrant to purchase common stock	578,555	2,051,240	1,314,898

Total	$1,100,000	$3,900,000	$2,500,000

We used the following assumptions to value the warrants:

	2002 Closings
	January 17	March 12	March 28	March 28
	Unit Warrant	Unit Warrant	Unit Warrant	Warrant Offering Costs
Number of Warrants	1,100,000	3,900,000	2,500,000	2,500,000
Exercise price	$1.00	$1.00	$1.00	$1.00
Fair market value of common stock on date of issuance	$0.97	$0.74	$0.74	$0.83
Option life	5 years	5 years	5 years	5 years
Volatility rate	127%	127%	127%	127%
Risk-free rate of return	6%	6%	6%	6%
Dividend rate	0%	0%	0%	0%
Calculated value	$921,959	$2,435,594	$1,561,278	$1,769,369

In connection with the January 2002 and March 28, 2002 Jona transactions, we issued two five-year warrants to purchase 450,000 and 125,000 shares, respectively, of our common stock to a financial advisor and a five year warrant to purchase 100,000 shares of our common stock to a private business owner and stockholder for payment of fees associated with the transactions. The warrants may be exercised at any time from the date of issuance by the holder at an exercise price of $1.00 per share. We recorded the value of the warrants, totaling $549,447 as offering costs and valued the warrants using the Black-Scholes option pricing model utilizing the following assumptions:

	January 17, 2002	March 28, 2002
Number of shares underlying warrants	550,000	125,000
Exercise price	$1.00	$1.00
Fair market value of common stock on date of issuance	$0.97	$0.83
Option life	5 years	5 years
Volatility rate	127%	127%
Risk-free rate of return	6%	6%
Dividend rate	0%	0%
Calculated value	$460,979	$88,468

We allocated the warrant offering costs based on the relative fair value of the units as follows:

	Common Stock	Warrants	Total
Relative fair value of securities	$3,555,307	$3,944,693	$7,500,000

2,500,000 warrant offering costs	$838,753	$930,616	$1,769,369
550,000 warrant value	218,523	242,456	460,979
125,000 warrant value	41,937	46,531	88,468

Total	$1,099,213	$1,219,603	$2,318,816

The warrants issued in connection with the units as well as the warrants issued as offering costs provide for anti-dilution provisions in the event we issue common stock at prices less than the current conversion or exercise price for the securities or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. If the exercise price is reduced, we may be required to record additional charges against income and such charges may be significant.

At the time Jona agreed to purchase the units, it loaned us $900,000 at an interest rate of 10% per year. On January 8, 2002, Jona had also loaned us $300,000 at an interest rate of 10%. On March 12, 2002, we repaid the $1.2 million of principal and accrued interest totaling $18,164. We also issued Jona a three-year warrant to purchase 60,000 shares of our common stock at an initial exercise price of $2.50 per share as part of the $300,000 loan. The exercise price was reduced to $1.00 in connection with the January 2002 Jona transaction, for which we recorded a non-cash expense totaling $14,365 in the first quarter of 2002. The value of the warrant, totaling $29,976, was recorded as a discount to the $300,000 note and amortized to interest expense during the first quarter of 2002.

We valued the warrant utilizing the Black-Scholes option pricing model using the following assumptions:

	Initial Valuation	January 17, 2002 Valuation
Exercise price	$2.50	$1.00
Fair market value of common stock on date of issuance or revaluation	$0.82	$0.97
Option life	3 years	3 years
Volatility rate	131%	127%
Risk-free rate of return	6%	6%
Dividend rate	0%	0%
Warrant value	$29,976	$44,341
Expense recorded	N/A	$14,365

In connection with the January 2002 Jona transaction, and in accordance with the original terms of the securities, the conversion prices for our 10% convertible note payable and series C-1 preferred stock as well as the exercise prices for the second 10% note payable warrant and the series C-1 preferred stock warrant were all reset to $1.00 per share (See Note 7 for the calculations of the resets). As a result, we recorded non-cash expenses in the first quarter of 2002 as follows:

Security Reset	Non-Cash Expense
10% note payable (additional interest expense due to anti-dilution protection on conversion feature)	$255,060
Series C-1 preferred stock (additional deemed preferred stock dividend)	479,442
Second 10% note payable warrant (non-cash interest expense)	74,086
Series C-1 preferred stock warrant (additional deemed preferred stock dividend)	148,259

Total	$956,847

NOTE 6 – PREFERRED STOCK AND 10% NOTE PAYABLE

At the same time we agreed to sell the units to Jona, Castle Creek Technology Partners LLC (“Castle Creek”) agreed to exchange up to 2,500 shares of series C-1 preferred stock and $1,212,192 of principal of our 10% note payable for up to 4,484 of our series D junior convertible preferred stock (the “series D preferred stock”) and a warrant to purchase 750,000 shares of our common stock at an exercise price of $1.00 per share. As part of the agreement, we reduced the exercise price of existing warrants to purchase 650,116 shares of our common stock held by Castle Creek. The exercise price for these warrants is now $1.00. We recorded non-cash expense for the reset of these warrants in the first quarter of 2002 totaling $222,345 (See Note 7). The 4,484 shares of series D preferred stock are convertible into 4,484,000 shares of our common stock. If we had not reached the agreement to exchange the series C-1 convertible preferred stock and the 10% convertible promissory notes, these securities would have been convertible into 3,712,192 shares of our common stock and Castle Creek would have been entitled to an additional warrant for 2,500,000 shares at an exercise price of $1.00 per share.

On January 31 and February 21, 2002, Castle Creek exchanged 1,500 and 550 shares, respectively, of series C-1 preferred stock for 1,500 and 550 shares, respectively, of our series D preferred stock.

On March 12, 2002, we repaid $720,000 of principal of the 10% convertible note and accrued interest of $37,585. On March 13, 2002, we exchanged the remaining principal balance of $1,212,192 for 1,984 shares of our series D preferred stock. As a result of this exchange, in the first quarter of 2002 we recorded a non-cash loss on debt extinguishment totaling $625,164 computed as follows:

Balance of 10% note payable exchanged for series D preferred stock	$1,212,192

Number of common shares 10% note payable would have converted into immediately prior to exchange	1,212,192
Number of common shares convertible into series D preferred stock immediately after exchange	1,984,000

Increase in number of common shares	771,808
Fair market value of common stock on March 13, 2002	$0.81

Loss on debt extinguishment	$625,164

On January 17, 2002, we issued Castle Creek a five-year warrant to purchase 750,000 shares of our common stock as part of the exchange of our 10% note payable owned by Castle Creek for our series D junior preferred convertible stock. The exercise price for the warrant is currently $1.00 per share. The exercise price for the warrant is also subject to anti-dilution protection if we issue our common stock at prices less than the exercise price for the warrant and for stock splits, stock dividends and other similar transactions. If the warrant price is reset, we may record additional charges to income. The warrant is subject to early expiration for one-third of the shares if our common stock trades at $2.00 or more for five consecutive days and for an additional one-third of the shares if our common stock trades at $3.00 or more for five consecutive days.

We recorded non-cash interest expense for the value of the warrant totaling $537,770 in the first quarter of 2002. We valued the warrant using the Black-Scholes option pricing model utilizing the following assumptions:

Exercise price	$1.00
Fair market value of common stock on date of issuance	$0.84
Option life	5 years
Volatility rate	127%
Risk-free rate of return	6%
Dividend rate	0%

Series D Junior Convertible Preferred Stock-

As a result of the transactions described above, we issued 4,034 shares of series D preferred stock and 3,784 shares were outstanding at March 31, 2002. The series D preferred stock does not bear dividends and does not entitle the holders to any voting rights except as required by Colorado law. Each share of series D preferred stock is convertible into 1,000 shares of our common stock. The series D preferred stock is convertible into common stock unless the conversion would result in the holder being a beneficial owner of more than 4.99% of our common stock. The current conversion price is $1.00 per share. The conversion price is also subject to anti-dilution protection if we issue our common stock at prices less than the conversion price for the preferred stock or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. If the conversion price is reduced, we may be required to record a charge to income.

The series D preferred stock has Liquidation Preferences. If we liquidate, dissolve or wind-up our business, whether voluntarily or involuntarily, after we pay our debts and other liabilities, the holder of the preferred stock will be entitled to receive from our remaining net assets, before any distribution to the holders of our common stock, the amount of $1,000 per share.

On March 15, 2002, the holder of our series D preferred stock converted 250 shares into 250,000 shares of our common stock at a conversion price of $1.00 per share. During April and May 2002, the holder converted 500 shares into 500,000 shares of our common stock at a conversion price of $1.00 per share (See Note 12).

Conversion of Series C-1 Preferred Stock-

During January and February 2002, the holder of our series C-1 preferred stock converted 450 shares into 450,000 shares of our common stock at conversion prices per share of $1.00 as follows:

	Number of Shares
Conversion Date	Series C-1 Preferred Stock	Common Stock
January 22, 2002	175	175,000
January 28, 2002	175	175,000
February 2, 2002	100	100,000

Total	450	450,000

NOTE 7 – RESET OF CONVERSION AND EXERCISE PRICES OF SECURITIES

The original terms of our 10% convertible note payable, preferred stock and the warrants issued in connection with those securities provide for anti-dilution provisions in the event we issue common stock at prices less than the current conversion or exercise price for the securities or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. On January 17, 2002, we issued common stock at $1.00 per share (See Note 5). Accordingly, in accordance with terms of the original agreements, the conversion prices for the 10% note payable and our series C-1 preferred stock as well as the exercise prices for the second 10% note payable warrant and series C-1 preferred stock warrant were reset as indicated in the tables that follow.

	Conversion or Exercise Price Immediately Preceding Reset	Conversion or Exercise Price Immediately After Reset
10% convertible note payable	$2.50	$1.00
Series C-1 preferred stock	$2.50	$1.00
Series C-1 preferred stock warrant	$2.50	$1.00
Series B preferred stock warrants	$0.766	$0.766
Second 10% note payable warrant	$9.33431	$1.00

The non-cash expense resulting from the rest was recorded as additional interest expense for the 10% convertible note payable and as an additional deemed preferred stock dividend for the series C-1 preferred stock. The non-cash expense was calculated based on the incremental common shares issuable upon conversion and our appropriate common stock value. The additional beneficial conversion feature non-cash expense in 2002 was limited to the net proceeds from the sale of the securities less the amount of beneficial conversion feature expense recorded in previous periods. The calculations of the non-cash expense are presented in the tables that follow.

	Series C-1 Preferred Stock	10% Convertible Note Payable
Value of security	$2,500,000	$1,932,192
Conversion price before reset	$2.50	$2.50
Number of common shares issuable upon conversion before reset	1,000,000	772,877
Conversion price after reset	$1.00	$1.00
Number of common shares issuable upon conversion after reset	2,500,000	1,932,192
Fair market value of common stock on valuation date	$0.97	$0.97
Calculated beneficial conversion feature	$1,455,000	$1,124,536
Net proceeds from sale of securities	$2,450,000	$4,616,816
Accretion or interest expense recorded in previous periods	$1,970,558	$4,361,756
Additional interest expense due to anti-dilution protection on conversion feature		$255,060
Additional beneficial conversion feature recognized as deemed preferred stock dividend	$479,442

The non-cash expense resulting from the reset was recorded as non-cash interest expense for the second 10% note payable warrant and preferred stock accretion expense for the series C-1 preferred stock warrant computed based on the difference of the warrant value immediately before the reset to the value immediately after the reset using the Black-Scholes option pricing model as indicated below:

	Second 10% Note Payable Warrant		Series C-1 Preferred Stock Warrant
	Immediately Preceding Reset	Immediately After Reset	Immediately Preceding Reset	Immediately After Reset
Common stock issuable upon exercise of warrant	150,116	150,116	500,000	500,000
Exercise price	$9.33431	$1.00	$3.75	$1.00
Fair market value of common stock on valuation date	$0.97	$0.97	$0.97	$0.97
Option life	2.9 years	2.9 years	2 years	2 years
Volatility rate	104%	126%	120%	131%
Risk-free rate of return	6.0%	6.0%	6.0%	6.0%
Dividend rate	0%	0%	0%	0%
Calculated value	$33,377	$107,463	$177,600	$325,859
Expense recorded	N/A	$74,086	N/A	$148,259

The exercise price for the series B preferred stock warrants is subject to being reset every 90 days until January 20, 2003, based upon future market prices for our common stock. If the current exercise price is higher than the current market price (the lower of the average closing bid prices for the 10-day period ending on such date or the closing bid price on such date), the exercise price will be reset to the market price. The exercise price was reset to $0.71 per share on February 7, 2002. As a result, we recorded preferred stock accretion expense totaling $2,338 in the first quarter of 2002 calculated using the Black-Scholes option pricing model utilizing the following assumptions:

	Immediately Preceding Reset	Immediately After Reset
Warrant value	$178,592	$180,980
Exercise price	$0.766	$0.71
Fair market value of common stock on re-determination date	$0.70	$0.70
Option life	3 years	3 years
Volatility rate	126%	126%
Risk free rate of return	6.71%	6.71%
Dividend rate	0%	0%
Expense recorded	NA	$2,388

NOTE 8 – STOCK BASED COMPENSATION EXPENSE

During 2000, Jabber issued 912,500 shares of its common stock to employees of Jabber, an officer of the Company and members of the Jabber advisory boards. The shares vest over periods ranging from grant date to two years. We recorded the value of these shares as deferred compensation, totaling $523,700, and recognize the related non-cash expense in the period the shares vest. During the three months ended March 31, 2002, we recognized $27,436 of deferred compensation as non-cash compensation expense. At March 31, 2002, the remaining deferred compensation related to the issuance of these shares totaled $7,500.

NOTE 9 – DISCONTINUED OPERATIONS

During October 2001, we terminated our AccelX local commerce business. In connection with the termination of this business, we granted a perpetual license for software used in this business to Nextron Communications, Inc. (“Nextron”) for a license fee of $1 million. The terms of this perpetual license transferred substantially all of our rights and their related value for this technology. In addition, we sold assets used in this business to Nextron for an initial purchase price of $500,000. In the event that Nextron completes a qualifying financing transaction by June 30, 2002, Nextron will pay Webb an additional $350,000 for the assets. The receipt of any additional proceeds as indicated above will be recorded as a gain. If the financing transaction is not completed by June 30, 2002, Webb will not receive any additional consideration for the assets.

The termination of this segment is reflected as a sale of a discontinued operation in the accompanying condensed consolidated financial statements. Accordingly, the assets, liabilities; and revenues, costs and expenses of this discontinued operation has been excluded from the respective captions in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Operations and have been reported as “Net current liabilities from discontinued operations” and “Loss from discontinued operations” for all periods presented.

Loss from discontinued operations consist of the following:

	Three Months Ended March 31,
	2002	2001
Net revenues	$—	$878,929

Costs and expenses:
Cost of revenues	—	1,080,981
Sales and marketing expenses	—	392,778
Product development expenses	—	1,090,500
General and administrative expenses	—	233,128
Depreciation and amortization	—	519,560

Total costs and expenses	—	3,316,947

Operating loss	—	(2,438,018)
Other income and expense, net		(14,632)

Loss from discontinued operations	$—	$(2,452,650)

Net current liabilities of discontinued operations consists of the following:

	March 31, 2002	December 31, 2001
Current liabilities of discontinued operations, net:
Current assets of discontinued operations:
Cash	$—	$3,167
Accounts receivable, net	—	29,014
Prepaid expenses and other current assets	1,944	7,353

Total current assets of discontinued operations	1,944	39,534

Accounts payable and accrued liabilities	19,924	325,149
Accrued salaries and payroll taxes payable	—	21,231

Total current liabilities of discontinued operations	19,924	346,380

Net current liabilities of discontinued operations	$17,980	$306,846

NOTE 10 – EXTRAORDINARY INCOME

During the three months ended March 31, 2002, we negotiated settlements with our creditors in which we reduced our liabilities with them by $224,881 and recorded an extraordinary gain as a result.

NOTE 11 – BUSINESS SEGMENT INFORMATION

We have two reportable business segments: Jabber and Webb. Jabber is a commercial developer of real-time communications software and IM solutions and is building upon the growing demand and adoption of the Jabber.org open-source project by offering proprietary, scalable extensible IM solutions for carriers and service providers, for OEM and ISV partners, and for large enterprises. Webb consists of corporate activities such as accounting, administration, public reporting and financing activities.

	March 31, 2002	December 31, 2001
Assets
Webb	$2,353,773	$(1,475,819)
Jabber	2,915,471	2,327,766
Eliminations	3,135,051	3,247,100

Total assets	$8,404,295	$4,099,047

Property and equipment, net
Webb	$857,381	$1,287,486
Jabber	545,658	253,559

Total	$1,403,039	$1,541,045

	Three Months Ended March 31,
	2002	2001
Net revenues from continuing operations
Webb	$—	$—
Jabber	861,053	99,825

Total net revenues from continuing operations	$861,053	$99,825

Net loss from continuing operations
Webb	$(4,046,507)	$(5,500,250)
Jabber	(1,413,806)	(1,999,970)
Eliminations	1,400,404	1,866,639

Total net loss from continuing operations	$(4,059,909)	$(5,633,581)

Depreciation and amortization
Webb	$119,662	$158,967
Jabber	426,407	385,809

Total depreciation and amortization expense	$546,069	$544,776

Property and equipment additions
Webb	$10,000	$24,248
Jabber	16,672	7,630

Total	$26,672	$31,878

NOTE 12 – SUBSEQUENT EVENTS

Conversion of Jabber Securities into Jabber Common Stock and Purchase of Jabber Minority Interest by Webb-

On April 8, 2002, we entered into an agreement with Jabber and France Telecom Technologies Investissements (“FTTI”), pursuant to which Webb and FTTI agreed to convert substantially all of their respective shares of Jabber’s preferred stock into shares of Jabber’s common stock as of the “FTTI Effective Date.” The FTTI Effective Date was April 29, 2002. As part of the agreement, the pledge by Webb to FTTI of 1,400,000 shares of Webb’s Jabber preferred stock was terminated, Webb exchanged the principal and interest of a $1,100,000 note payable from Jabber for shares of Jabber’s common stock at $1.00 per share and FTTI converted the principal and interest on a Jabber convertible note for $100,000 into shares of Jabber’s common stock, also at $1.00 per share.

In a separate transaction, Webb acquired all of the shares of Jabber’s common stock and preferred stock owned by DiamondCluster International, Inc. (“DiamondCluster”), valued at $759,503, in consideration for which Webb issued to DiamondCluster 911,645 shares of Webb’s common stock at $0.67 per share. The resulting difference between the value of the Webb shares issued and the value of the Jabber securities acquired is $118,065, resulting in a reduction in the cost basis for Jabber’s property and equipment and intangible assets.

Jabber common stock equivalents at April 29, 2002, before the April 2002 stock transactions:

Securities	Webb	FTTI	DiamondCluster	Others	Total
Series A preferred stock	8,050,000	750,000	—	—	8,800,000
Series B preferred stock and accrued dividends	—	4,428,710	733,253	—	5,161,963
Series C preferred stock and accrued dividends	8,458,079	—	—	26,397	8,484,476
Common stock	—	—	37,500	875,000	912,500

Total	16,508,079	5,178,710	770,753	901,397	23,358,939

Ownership percentage	70.7%	22.2%	3.3%	3.8%	100.0%

Jabber common stock equivalents at April 29,2002, after the April 2002 stock transactions:

Securities	Webb	FTTI	DiamondCluster	Others	Total

Series A preferred stock	—	—	—	—	—
Series B preferred stock and accrued dividends	—	100,000	—	—	100,000
Series C preferred stock and accrued dividends	100,000	—	—	26,397	126,397
Common stock	18,273,021	5,185,712	—	875,000	24,333,733

Total	18,373,021	5,285,712	—	901,397	24,560,130

Ownership percentage	74.8%	21.5%	—	3.7%	100.0%

The effect of these transactions was to increase Webb’s consolidated stockholders’ equity by approximately $5.3 million. If these transactions would have been completed by March 31, 2002, Webb’s consolidated stockholders’ equity at March 31, 2002 would have been approximately $6,200,000.

Conversion of Series D Preferred Stock-

During April and May 2002, the holder of our series D preferred stock converted 500 shares into 500,000 shares of our common stock at conversion prices per share of $1.00 as follows:

	Number of Shares
Conversion Date	Series D Preferred Stock	Common Stock
April 3, 2002	200	200,000
April 25,2002	100	100,000
May 7, 2002	150	150,000
May 8, 2002	50	50,000

Total	500	500,000

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Webb is the founder and the majority stockholder of Jabber. Continuing operations of Webb refer to the Jabber business segment and Webb’s corporate activities. We formed Jabber in February 2000, to commercialize the Jabber.org instant messaging system begun in 1998 by Jeremy Miller, the founder of this open-source movement. We became the commercial sponsor of the Jabber.org open-source movement in September 1999, in connection with our employment of Mr. Miller. Jabber’s business involves the development and marketing of extensible instant messaging software for telecommunications carriers, service providers, and enterprises that require real-time, XML-based, communication and collaboration solutions. Jabber’s business development efforts are focused on four areas:

•	Development of proprietary server technologies emphasizing scalability, reliability, customization and integration which are interoperable with the Jabber.org open source server software;

•	Expansion of direct and indirect sales channels;

•	Development of strategic relationships in order to expand distribution opportunities and to promote widespread adoption of Jabber-supported standards; and

•
Financial and administrative support of the Jabber.org development community and the Jabber Foundation to support the widespread adoption of the open source extensible messaging and presence protocol, or XMPP, as the preferred standard for XML-based message routing and delivery.

On March 1, 2001, Jabber released its first proprietary server software, the Jabber Commercial Server 2.0, a highly scaleable Jabber server that provides the foundation for Jabber’s current and future server products. The Jabber Commercial Server provides enterprises and service providers with enhanced performance, scalability, reliability and security compared to the Jabber open-source software.

Prior to October 2001, we operated our AccelX business segment which was focused primary on selling software and services to distributors of local commerce. We terminated that business in October 2001. The income and expense from this business segment is reflected as a discontinued operation for all periods presented.

On January 17, 2002 we entered into a Securities Purchase Agreement whereby we sold 7.5 million units of our securities for $7.5 million. Each unit consisted of one share of common stock and one warrant to purchase one additional share of common stock. The exercise price for the warrants is $1.00 per share. In connection with the purchase of the last 2.5 million units, we issued the investor an additional five-year stock purchase warrant representing the right to purchase up to 2.5 million shares of our common stock at its exercise price of $1.00 per share. See Item 1 – Financial Statements Note 5 of the Notes to Condensed Consolidated Financial Statements for a description of the terms of the securities.

At the same time we agreed to sell the units, Castle Creek agreed to exchange all of its outstanding shares of series C-1 preferred stock and $1,212,192 of principal of our 10% note payable for our series D preferred stock and a warrant to purchase 750,000 shares of our common stock at an exercise price of $1.00 per share. As part of the agreement, we reduced the exercise price of existing warrants to purchase 650,116 shares of our common stock held by Castle Creek. The exercise price for these warrants is now $1.00. The series D preferred stock is convertible at $1.00 per share. During the first quarter of 2002, Castle Creek exchanged 2,050 shares of series C-1 preferred stock and $1,212,192 of principal of our 10% note payable for 4,034 shares of our series D preferred stock. In addition, we repaid $720,000 of principal of the 10% convertible note and accrued interest of $37,585. At May 10, 2002, 3,334 shares of the series D preferred stock were outstanding. See Item 1 – Financial Statements Note 6 of the Notes to Condensed Consolidated Financial Statements for a description of the terms of this transaction.

As a result of the sale of the units to Jona in January 2002, and in accordance with terms of the original agreements, the conversion prices for the 10% note payable and our series C-1 preferred stock as well as the exercise prices for the second 10% note payable warrant and series C-1 preferred stock warrant were reset to $1.00 per share. As a result of the resets, we recorded $956,847 in non-cash expenses in the first quarter of 2002. We recorded a loss on debt extinguishment of $625,164 as a result of the exchange of our 10% note payable for the series D preferred stock. We also recorded non-cash interest expense of $537,770 for the value of the 750,000 warrant we issued to Castle Creek.

We have incurred losses from operations since inception. At March 31, 2002, we had an accumulated deficit of approximately $120 million. The accumulated deficit at March 31, 2002, included approximately $67 million of non-cash expenses related to the following:

•	Beneficial conversion features related to the 10% convertible note payable, preferred stock and preferred stock dividends;

•	Loss on extinguishment of debt;

•	Reset of warrant exercise prices;

•	Stock and stock options issued for services;

•	Warrants issued to customers;

•	Interest expense on the 10% convertible note paid by the issuance of similar notes;

•	Amortization of intangible assets acquired in consideration for the issuance of our securities;

•	Impairment loss on acquired intangible assets and goodwill; and

•	Write-off of securities received for our e-banking business.

We have not been profitable since inception. Our ability to become profitable depends on our ability to market our products and services and generate revenues sufficient to exceed our expenses. Because of the new and evolving nature of instant messaging technologies and Jabber’s early stage of development, we cannot be sure that our revenue model will prove to be viable, whether demand for our products and services will materialize at the prices we expect to charge, or whether current or future pricing levels will be sustainable. We are also highly dependent on certain key personnel. We have expended significant funds to develop Jabber’s current product offerings and we anticipate continuing losses in 2002 as we further develop and market Jabber’s products in advance of market acceptance in sufficient quantities to achieve positive cash flow from operations. Webb does not currently have a source of revenue which is independent from its Jabber subsidiary, and is therefore dependent on the success of its Jabber subsidiary. As a result of the FTTI investment in Jabber, Jabber is being funded separately. Webb expects to make additional investments in Jabber in the future. Our continued long-term viability depends, in part, on Jabber’s ability to obtain additional profitable customer contracts.

Jabber projects revenues to increase significantly during 2002 compared to 2001 and to achieve positive cash flow from operations during 2003. Because of our limited operating history, we do not have significant historical financial data upon which to base our revenue or expense forecasts and there can be no assurance that we will be able to meet our projections for 2002 and subsequent years. Jabber’s revenues in the first quarter of 2002 were derived primarily from software license sales, software support and maintenance fees and professional service fees.

We reported $3,164,859 in loss from operations for the first quarter of 2002 in our press release for the first quarter. Our actual loss from operations for the first quarter of 2002 is $2,300,598. The $864,261 overstatement is a result of (i) the reclassification of $625,164 of non-cash loss on debt extinguishment from operating expenses to other non-operating losses; and (ii) the reclassification of $88,450 and $150,647 non-cash expenses for the reset of warrant exercise prices from operating expenses to interest expense and preferred stock accretion expense, respectively. The reclassifications did not change our net loss applicable to common stockholders or the net loss per share as reported in our press release for the first quarter.

RESULTS OF OPERATIONS

Continuing operations of Webb refer to the Jabber business segment and Webb’s corporate activities. Jabber commenced operations in May 2000, and was a development-stage enterprise through March 2001.

Revenues:

Jabber’s total revenue for the first quarter of 2002 increased 8.6 times to $861,053 compared to $99,825 for the first quarter of 2001. The revenue mix between license fees and services was 68% and 32%, respectively, for the first quarter of 2002. The significant increase in revenues in the 2002 period is primarily due to revenues earned from licensing Jabber’s proprietary IM software products which were initially released in March 2001. Prior to March 2001, Jabber earned revenue primarily from professional service contracts for the customization of its IM software and the open-source IM software.

Components of net revenues from continuing operations and cost of revenues are as follows:

	Three Months Ended March 31,
	2002	2001
Net revenues:
Licenses	$588,899	$10,000
Professional service fees	210,233	76,425
Support and maintenance fees	61,921	13,400

Total net revenues	861,053	99,825

Cost of revenues:
Cost of licenses	178	—
Cost of professional services	87,688	140,861
Cost of support and maintenance	23,078	93,132

Total cost of revenues	110,944	233,993

Gross margin	$750,109	$(134,168)

License revenues represent fees earned for granting customers licenses to use Jabber software products. During the third quarter of 2001, Jabber began licensing products based on a perpetual license, registered user pricing model. For the three months ended March 31, 2002, Jabber recognized $588,899 in license revenue, comprised primarily of $336,899 of software license revenue recognized on a percentage completion basis from a $360,000 license to AT&T and $180,000 from licenses to BellSouth. Software revenue recognized in the similar 2001 period was from a single license of Jabber’s IM client software for $10,000. We are forecasting revenues from license fees to be $2.4 million for the remainder of 2002 and to increase to $12.6 million in 2003 and to $22.2 million in 2004.

Professional service revenue represents fees earned for custom programming, installation and integration services of Jabber software products, generally with larger enterprise organizations. Professional service revenues were $210,233 for the three months ended March 31, 2002, which represents a 175% increase when compared with $76,425 for the similar 2001 period. Revenue recognized from professional services was primarily from AT&T in which we recognized $170,301 in fees for the integration and customization of our software products and $37,932 from France Telecom, a related party, for consulting services. During 2001, we recognized $67,375 from go.com, a Walt Disney company, for custom programming related to the open-source IM software product, which commenced in July 2000. We are forecasting revenues from professional service contracts to be $1.4 million for the remainder of 2002 and increase to $2.3 million in 2003 and to $3.3 million in 2004.

Support and maintenance fee revenues are derived from annual support and maintenance contracts associated with the sale of Jabber’s software products and customized month-to-month support agreements with customers generally billed on a time and material basis. Annual fees for support and maintenance are generally 15% to 20% of the license fee revenue and the related revenue is recognized over the term of the contract. Customers may purchase support and/or maintenance contracts for which they receive telephone support and product updates and upgrades during the term of the agreement. Customers are not obligated to purchase support and maintenance. Support and maintenance fees were $61,921 for the three months ended March 31, 2002, compared to $13,400 for the similar 2001 period. Support and maintenance fee revenues in 2002 were derived from annual support and maintenance agreements sold in connection with the licensing of Jabber’s software, while revenues in 2001 were primarily from custom support contracts which were billed at a fixed price or on a time and material basis and were for a fixed number of hours or a fixed period of time, generally less than two months. We are forecasting revenues from support and maintenance agreements to be $318,000 for the remainder of 2002 and increase to $1.6 million in 2003 and to $4.5 million in 2004.

Included in net revenues for the three months ended March 31, 2002, are $37,932 in professional services revenue and $5,751 in support and maintenance fee revenue from FT, an investor in Jabber. In February 2002, Jabber and FT entered into a fixed price professional services agreement, valued at $455,000, whereby Jabber is providing professional consulting services for general IM technology as well as IM technology integration with FT proprietary product offerings. Jabber expects to recognize $341,204 of revenue from this contract during the remainder of 2002 and $75,864 during the first quarter of 2003. Support and maintenance revenue recognized in the first quarter relates to the one-year support and maintenance agreement FT entered into on October 1, 2001, in connection with the license of Jabber’s commercial server to FT. Jabber expects to recognize $11,500 of revenue from this contract during the remainder of 2002.

Cost of Revenues:

Cost of license revenues of $178 for 2002 consists of shipping costs to deliver software products net of amounts billed to customers.

Cost of professional service revenues consists of compensation costs and consulting fees associated with performing custom programming, installation and integration services for Jabber’s customers. Cost of professional service revenues was $87,688 for the three months ended March 31, 2002, or 42% of net professional service revenues, compared to $140,861, or 184% of net professional service revenues for the similar 2001 period. During 2002, we reduced our fixed costs by approximately $115,000 compared to the same 2001 period as a result of restructuring the professional services organization in the third quarter of 2001 through the consolidation of responsibilities and the reduction in the number of employees in this organization from ten to four in order to better meet our current customer service levels. Fixed costs are expected to be approximately $51,000 per month for the remainder of 2002 before allocation of costs to sales or product development activities. Direct project expenses for 2002 were $87,688 on revenues of $210,233 representing a gross margin of 58%, compared to $25,246 on revenues of $76,425 representing a gross margin of 67% for the similar 2001 period. The decrease in gross margin in 2002 is a result of lower effective billing rates in 2002 for two fixed price customer contracts compared with two time and material contracts in 2001. We expect cost of professional service revenue to be 46% of net professional service revenues for the remainder of 2002 and in 2003 and 47% in 2004.

Cost of support and maintenance revenue was $23,078 for the three months ended March 31, 2002, or 37% of net support and maintenance revenues, compared to $93,132, or 695% of net support and maintenance revenues for the similar 2001 period. The decrease in absolute dollars in 2002 is a result of cost saving measures we implemented in the third quarter of 2001 to reduce our fixed costs in this organization through the reduction in headcount by eliminating five positions and the consolidation of responsibilities. We expect cost of support and maintenance revenues to be 53% of support and maintenance revenues for the remainder of 2002, 31% in 2003 and 23% in 2004. Projected increases in costs associated with delivering these services are expected to result only to the extent required to support new customer contracts.

Operating Expenses:

Sales and marketing expenses consist primarily of employee compensation, cost of travel, advertising and public relations costs, trade show expenses, and costs of marketing materials. Sales and marketing expenses were $356,383 for the three-month period ended March 31, 2002, or 41% of net revenues, compared to $212,101, or 212% of net revenues for the similar 2001 period. The increase in absolute dollars is primarily attributable to (i) incurring $79,541 more in employee compensation costs and bonuses as a result of increasing headcount by 3 employees in 2002; (ii) an increase in commission expense of $31,524; and (iii) and an increase in travel expenses of $9,943 associated with increased sales activities. These increases were partially off-set by a reduction in employee relocation costs of $19,153. We expect Jabber’s sales and marketing expenses to increase on an absolute dollar basis in future periods as Jabber continues to market its products and services, develop business relationships and execute its sales plan. We estimate sales and marketing expenses to be approximately $1.5 million for the remainder of 2002.

Product development expenses consist primarily of employee compensation and programming fees relating to the development and enhancement of the features and functionality of Jabber’s software products. During 2002 and 2001, all product development costs were expensed as incurred. Product development expenses were $652,868 for the three month period ended March 31, 2002, or 76% of net revenues, compared to $654,979 or 656% of net revenues for the similar 2001 period. The absolute dollar decrease was primarily due to (i) a decrease in wage expense of $43,640 as a result of a decrease in headcount of 2 employees;(ii) a decrease in contract labor expense of $28,642; and (iii) a decrease in travel expense of $22,464. These decreases were partially off-set by an increase in bonus expense of $68,867. We believe that significant investments in product development are critical to attaining Jabber’s strategic objectives and, as a result, we expect Jabber’s product development expenses to continue to increase in future periods. We estimate product development expenses to be approximately $2.2 million for the remainder of 2002.

General and administrative expenses consist primarily of employee compensation, consulting expenses, fees for professional services, and non-cash expense related to stock and warrants issued for services. General and administrative expenses were $1,495,387 for the period ended March 31, 2002, or 174% of net revenues, compared with $1,543,302, or 1546% of net revenues for the similar 2001 period. General and administrative expenses specifically related or allocated to Jabber were $726,594 for the three months ended March 31, 2002, compared to $612,914 for the similar 2001 period. The increase in absolute dollars in 2002 is primarily due to (i) an increase in compensation costs including bonuses of $195,970 as a result of adding five employees, including a chief financial officer; (ii) incurring $51,694 more in legal and accounting fees; (iii) incurring $37,103 more in office rent for the sublease of a larger space; and (iv) incurring $15,218 more in travel costs primarily for travel to Europe. These increases were partially off-set by a reduction in non-cash compensation expense of $83,665 related to grants of Jabber’s common stock in 2000. In addition, Jabber incurred $63,289 for its share of Webb’s corporate expenses, a decrease of $116,508 from 2001, comprised primarily of employee compensation and related expenses. We expect Jabber’s general and administrative expenses to increase in future periods as Jabber continues to build the administrative infrastructure needed to support its business. We estimate Jabber’s general and administrative expenses to be at least $2.2 million for the remainder of 2002.

General and administrative expenses specifically related or allocated to Webb, primarily for general corporate activities, were $768,794 for the three month period ended March 31, 2002, compared with $930,388 for the similar 2001 period. General and administrative expenses were reduced primarily as a result of cost saving measures implemented in the fourth quarter of 2001 and a general reduction in costs associated with supporting a smaller organization since the termination our AccelX business in October 2001. We reduced headcount from 18 to 5 employees between the first quarter of 2001 and the first quarter of 2002 which resulted in a reduction of $153,498 in compensation and other employee related and travel expenses in 2002. General and administrative expenses were further reduced as a result of (i) a decrease of $108,696 in office rent due to the assignment and of the lease to Jabber at a reduced monthly cost; (ii) a reduction in of $65,867 for computer hardware and software expenses including support agreements and outsourced hosting services; (iii) a reduction of $61,614 in consulting fees incurred in 2001 for investor relations; (iv) a reduction of $39,840 in accounting fees; and (v) a reduction of $37,098 in contract labor associated with outsourced human resource and recruiting services. These reductions were partially off-set by a decrease of $220,220 in expenses allocated to Jabber. In future periods, we expect corporate general and administrative expenses to decrease as a percentage of revenues as revenues increase. We estimate Webb’s general and administrative expenses to be approximately $1.1 million for the remainder of 2002.

Depreciation and amortization was $546,069 for the quarter ended March 31, 2002, compared to $544,776 for the similar 2001 period. During the first quarter of 2002, Jabber recorded amortization expense totaling $381,391 related to intangible assets compared to $361,634 for the same 2001 period. At March 31, 2002, Jabber’s intangible assets total $345,910, which will be fully amortized at June 30, 2002.

Other Income and Expenses:

Interest income was $13,817 for the quarter ended March 31, 2002, compared to $113,640 for the quarter ended March 31, 2001. We earn interest by investing surplus cash in highly liquid investment funds or AAA or similarly rated commercial paper.

Interest expense was $1,153,724 for the quarter ended March 31, 2002, compared to $2,645,479 for the similar 2001 period. We recorded interest expense related to the convertible note payable issued by Jabber totaling $2,187 for the quarter ended March 31, 2002. We recorded $62,504 of interest expense for the three months ended March 31, 2002, related to the short-term notes payable, including $29,976 of non-cash interest expense for the amortization of the associated discount and $14,364 for the reset of the warrant issued to the note holder. We recorded the following interest expense related to the 10% convertible note payable:

	Three Months Ended March 31,
	2002	2001
Amortization of discount	$49,144	$44,440
Amortization of financing assets	135,388	121,765
Additional interest expense due to anti-dilution protection on conversion feature	255,060	2,394,234
Additional interest expense due to issuance of warrants in connection with exchange for series D preferred stock	537,770	—
Additional interest expense due to reset of second 10% note payable warrant	74,086	—

Total non cash interest expense	1,051,448	2,560,439
Interest expense payable in cash	37,585	69,479

Total 10% note payable interest expense	$1,089,033	$2,629,918

The 10% convertible note payable was initially convertible into shares of our common stock at a conversion price of $10.07 per share. The conversion price was subject to anti-dilution protection in the event we issued common stock at prices less than the conversion price for the 10% convertible note payable or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. The exercise price was reset to $2.50 in February 2001, and then to $1.00 in January 2002. As a result of the resets, we recorded non-cash interest expense totaling $255,060 in the three months ended March 31, 2002, and $2,394,234 in the similar 2001 period. The non-cash interest expense was calculated by multiplying the increase in the number of common shares issuable upon conversion by the fair market value of our common stock on the reset date. The 2002 non-cash interest expense was limited to the net proceeds from the sale of the 10% note payable less the total non-cash interest expense resulting from anti-dilution provisions recorded in previous periods. We also recorded non-cash interest expense of $71,086 and $14,364 for the resets of the second 10% note payable warrant and the warrant issued to an investor in connection with the issuance of a short-term note payable, respectively. The non-cash interest expense was calculated by computing the difference between the warrant value immediately preceding and after the reset using the Black-Scholes option pricing model. Refer to Item 1 – Financial Statements Notes 6 and 7 to Notes to Condensed Consolidated Financial Statements for the calculation of these charges.

Loss on debt extinguishment was $625,164 resulting from consummating a transaction with the holder of our 10% convertible note in which $1,212,192 of the outstanding principal was exchanged for 1,984 shares for our series D preferred stock in March 2002. The loss was calculated by multiplying the increase in the number of common shares issuable upon conversion by the fair market value of our common stock on the date the transaction closed. Refer to Item 1 – Financial Statements Note 7 to Notes to Condensed Consolidated Financial Statements for a description of this transaction.

Other income was $4,038 for the three months ended March 31, 2002, and was comprised primarily of collection of accounts receivable, which were previously written off as a bad debt expense in 2001.

Gain on disposition of property and equipment totaled $1,722 for the three months ended March 31, 2002, compared to a loss of $12,416 for the same 2001 period. During the first quarter of 2002, we sold our remaining excess computer equipment which had no net book value at January 1, 2002.

Discontinued Operations:

In October 2001, we terminated our AccelX local commerce business.

The termination of this segment is reflected as a sale of a discontinued operation in the accompanying condensed consolidated financial statements. Accordingly, the revenues, costs and expenses of this discontinued operation has been excluded from the respective captions in the Condensed Consolidated Statement of Operations and has been reported as “Loss from discontinued operations” for all periods presented.

Loss from discontinued operations consist of the following:

	Three Months Ended March 31,
	2002	2001
Net revenues	$ —	$878,929
Costs and expenses:	—
Cost of revenues	—	1,080,981
Sales and marketing expenses	—	392,778
Product development expenses	—	1,090,500
General and administrative expenses	—	233,128
Depreciation and amortization	—	519,560

Total costs and expenses	—	3,316,947

Operating loss	—	(2,438,018)
Other income and expense, net		(14,632)

Loss from discontinued operations	$ —	$(2,452,650)

Minority Interest:

Minority interest arises from the allocation of losses in Jabber to its minority stockholders. Minority stockholders of Jabber include holders of Jabber’s common stock, holders of Jabber’s series B preferred stock, the holder of 750,000 shares of Jabber’s series A-1 preferred stock and the holder of 25 shares of Jabber’s series C preferred stock. We allocate a portion of Jabber’s net losses to the minority shareholders to the extent of their share in the net assets of Jabber. For the three months ended March 31, 2002, we allocated $110,178 of Jabber’s losses to its minority stockholders, compared to $113,365 for the three months ended March 31, 2001.

During April 2002, we entered into a transaction with FTTI pursuant to which Webb and FTTI agreed to convert substantially all of their respective shares of Jabber’s preferred stock into shares of Jabber’s common stock effective April 29, 2002. As part of the agreement, the pledge by Webb to FTTI of 1,400,000 shares of Webb’s Jabber preferred stock was terminated, Webb exchanged the principal and interest of a $1,100,000 note payable from Jabber for shares of Jabber’s common stock at $1.00 per share and FTTI converted the principal and interest on a Jabber convertible note for $100,000 into shares of Jabber’s common stock, also at $1.00 per share.

In a separate transaction, Webb acquired all of the shares of Jabber’s common stock and preferred stock owned by DiamondCluster, valued at $759,503, in consideration for which Webb issued to DiamondCluster 911,645 shares of Webb’s common stock at $0.67 per share. The resulting difference between the value of the Webb shares issued and the value of the Jabber securities acquired is $118,065, resulting in a reduction in the cost basis for Jabber’s property and equipment and intangible assets.

The summary of the Jabber equity transactions is as follows:

Jabber common stock equivalents at April 29, 2002, before the April 2002 stock transactions:

Securities	Webb	FTTI	DiamondCluster	Others	Total
Series A preferred stock	8,050,000	750,000	—	—	8,800,000
Series B preferred stock and accrued dividends	—	4,428,710	733,253	—	5,161,963
Series C preferred stock and accrued dividends	8,458,079	—	—	26,397	8,484,476
Common stock	—	—	37,500	875,000	912,500
Total	16,508,079	5,178,710	770,753	901,397	23,358,939

Ownership percentage	70.7%	22.2%	3.3%	3.8%	100.0%

Jabber common stock equivalents at April 29, 2002, after the April 2002 stock transactions:

Securities	Webb	FTTI	DiamondCluster	Others	Total
Series A preferred stock	—	—	—	—	—
Series B preferred stock and accrued dividends	—	100,000	—	—	100,000
Series C preferred stock and accrued dividends	100,000	—	—	26,397	126,397
Common stock	18,273,021	5,185,712	—	875,000	24,333,733

Total	18,373,021	5,285,712	—	901,397	24,560,130

Ownership percentage	74.8%	21.5%	—	3.7%	100.0%

The effect of these transactions was to increase Webb’s consolidated stockholders’ equity by approximately $5.3 million. If these transactions would have been completed by March 31, 2002, Webb’s consolidated stockholders’ equity at March 31, 2002 would have been approximately $6,200,000 versus its actual consolidated stockholders’ equity at March 31, 2002 of approximately $880,000.

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

Accounting principles generally accepted in the United States require us to record the beneficial conversion feature, other deemed dividends, the value of warrants and, in most instances, the cash offering costs as additional preferred stock dividends. This non-cash charge to net loss applicable to common stockholders is labeled “Accretion of preferred stock to stated value.”

Accretion expense was $630,089 for the three months ended March 31, 2002. We recorded accretion expense of $479,442 as a result of the reset of the conversion price of our series C-1 preferred stock in January 2002, from $2.50 per share to $1.00 per share. The accretion expense was calculated by multiplying the increase in the number of common shares issuable upon conversion by the fair market value of our common stock on the reset date.

The accretion expense was limited to the net proceeds from the sale of the series C-1 preferred stock less the total accretion expense recorded in previous periods. We also recorded accretion expense of $148,259 and $2,388 for the resets of the series C-1 preferred stock and series B preferred stock warrants, respectively. The accretion expense was calculated by computing the difference between the warrant value immediately preceding and after the reset using the Black-Scholes option pricing model. Refer to Item 1 – Financial Statements Note 7 to Notes to Condensed Consolidated Financial Statements for the calculation of these charges.

During the 2001 period, we recorded accretion expense totaling $2,856,627, including $1,970,558 related to the issuance of our series C-1 preferred stock and $886,069 related to the reset of the conversion price of our series B-2 preferred stock on February 28, 2001.

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

The terms of Jabber’s series B preferred stock provided for an 8% cumulative dividend. For the three months ended March 31, 2002, we recorded $96,283 of preferred stock dividends, all of which are payable to third parties. In addition, Jabber’s series C preferred stock also provides for an 8% cumulative dividend. The series C preferred stock dividends totaled $155,265 for the three months ended March 31, 2002, of which $154,772 were eliminated in consolidation as the dividends were payable to Webb.

Net Loss Applicable to Common Stockholders:

Net loss allocable to common stockholders was $4,451,785 for the three months ended March 31, 2002, compared with $10,829,493 for the similar 2001 period. Jabber’s net loss allocable to common stockholders for the three month period ended March 31, 2002, was $1,665,355, including $251,548 in non-cash preferred stock dividend expense, compared with $1,999,970 for the similar 2001 period.

The decrease in losses for the three months ended March 31, 2002, are primarily a result of incurring $2,440,989 less in operating losses for our AccelX operations as a result of the termination of this business segment in October 2001. Losses for 2002 were further reduced by (i) a reduction of Webb’s interest expense of $1,582,392; (ii) a decrease of $2,129,762 in preferred stock dividends and preferred stock accretion expense; and (iii) an increase in Jabber’s gross margin of $884,277, primarily a result of a change in the revenue mix from lower margin professional service fees to higher volume software license fee revenues. These reductions in 2002 were partially off-set by an increase of $95,549 in operating expenses. We expect Webb’s losses to be approximately $1.1 million for the remainder of 2002. We expect Jabber to incur approximately $2.8 million in losses for the remainder of 2002, before non-cash preferred stock dividends of approximately $96,776, due to the significant time between product development and market introduction as well as the long sales cycle for most of Jabber’s products and continued increases in operating expenses during 2002, due to the continuing development of Jabber’s business.

Included in net losses allocable to common stockholders are non-cash expenses for transactions related to acquisitions, financing, and securities we issued for services as summarized in the following table:

	Three Months Ended March 31,
	2002	2001
Amortization of intangible assets and goodwill	$381,391	$855,145
Stock and warrants issued for services	27,436	168,842
Beneficial conversion feature, amortization of discount and financing costs to interest expense and non-cash interest related to the 10% convertible note payable	1,051,448	2,560,439
Amortization of discount and non-cash interest expense on short-term note payable	44,340	—
Loss on debt extinguishment from the exchange of our 10% note payable for series D preferred stock	625,164	—
Preferred stock dividends	96,776	—
Accretion of preferred stock and other deemed preferred stock dividends	630,089	2,856,627

Total	$2,856,644	$6,441,053

LIQUIDITY AND CAPITAL RESOURCES

We used $2,120,754 in cash to fund our operations for the three months ended March 31, 2002, compared to $5,636,715 for the similar 2001 period. We used $21,614 in cash from investing activities for the first quarter of 2002, compared with receiving $6,662 in cash for the similar 2001 period. We received $6,604,401 in cash from financing activities for the three month period ended March 31, 2002, compared with $2,339,439 for the similar 2001 period.

Following the purchase of Jabber preferred stock by FTTI in July 2001, our Webb and Jabber businesses have been separately funded. Consequently, liquidity and capital resources for each business is presented below.

As of March 31, 2002, Jabber had cash and cash equivalents of $1,068,349 and working capital deficit of $335,305. We financed our Jabber operations and capital expenditures and other investing activities during the first quarter of 2002 primarily through a $1.1 million investment by Webb.

Jabber used $912,614 in cash to fund its operations for the first quarter of 2002, compared to $1,852,741 for the similar 2001 period. The decrease in 2002 is primarily due to a decrease in payments to vendors of approximately $525,000 and an increase in cash collected from customers for the period of approximately $306,000.

Jabber used $16,672 in investing activities for the purchase of property and equipment for the three months ended March 31, 2002, compared with $7,630 for the similar 2001 period. Jabber plans to purchase approximately $180,000 of property and equipment for the remainder of 2002.

We believe that the cash on hand and the $2.5 million Webb has allocated from its remaining working capital to fund Jabber’s operations will be sufficient to fund Jabber’s activities until the second quarter of fiscal 2003, when Jabber is projected to have positive cash flow from operations. Our belief regarding Jabber’s cash requirements is based on Jabber’s current financial projections which forecasts Jabber consuming $2.4 million of cash for operations during the last three quarters of 2002 and $620,000 in the first quarter of 2003 and generating $550,000 of positive cash in the second quarter of 2003 and continuing to generate positive cash from operations thereafter. The use of cash is predicated on Jabber meeting its revenue projections and managing its expense levels to forecasted amounts. We estimate Jabber revenues for the last three quarters of 2002 to be $4.1 million and 2003 to triple over 2002 and double from 2003 to 2004. Software license fees are projected to account for 58% of net revenues in for the remainder of 2002, and 75% in 2003 and 2004. We estimate Jabber’s expenses to be $6.6 million for the last three quarters of 2002 and to increase to $11.5 million in 2003 and $15.4 million in 2003. Jabber has a limited operating history upon which to base its projections, particularly its revenue projections, and there can be no assurance that Jabber will be able to meet its projections for revenues and expenses. In addition, since many of Jabber’s expenses are fixed or must be incurred in advance of revenues, Jabber’s working capital requirements could increase significantly over projected levels if Jabber does not meet its revenue projections. Therefore, Jabber may require more cash for its operations than our current projections indicate. In this circumstance, Jabber would have to seek additional funding or reduce its operating activities.

As of March 31, 2002, Webb had cash and cash equivalents of $4,315,775 and working capital of $5,156,789. We financed our operations and capital expenditures and other investing activities during 2002 through the sale of securities for which we received $7,500,000 in net proceeds, compared to $3,568,219 for the similar 2001 period. (See Item I—Financial Statements Note 5 to Notes to Condensed Consolidated Financial Statements for information regarding sales of securities). Of the $7.5 million raised in the first quarter of 2002, approximately $1.1 million has been used to pay outstanding obligations, $1.1 million has been invested in Jabber, $822,000 was used to pay the portion of the principal of our 10% convertible note payable which was not exchanged for shares of our preferred stock and the outstanding interest, approximately $775,000 has been used to pay Webb’s 2002 operating expenses, and approximately $2.5 million has been allocated to fund Jabber’s operations. The balance of approximately $1.1 million is being used to fund Webb’s operating expenses for the remainder of 2002, which are separate from those for Jabber.

We used $1,208,140 in cash to fund Webb’s operations for the three months ended March 31, 2002, compared to $3,783,974 for the similar 2001 period. The decrease in 2002 is primarily a result of $2,452,650 in losses in 2001 from our AccelX business which we terminated in October 2001, and a net reduction of $161,594 in Webb’s corporate expenses in 2002 as a result of reducing the size of Webb’s corporate organization. These reductions in the use of cash were partially off-set by an increase of in the use of cash of $900,000 as a result of paying 2001 obligations in the first quarter of 2002. Webb’s monthly cash operating expenses are estimated to average approximately $130,000 per month for the remainder of 2002.

Webb used $1,106,664 in net investing activities for the three months ended March 31, 2002, compared with $2,339,439 for the similar period of 2001. Webb invested $1.1 million in Jabber in the first quarter of 2002 and purchased $10,000 of property and equipment. Webb plans to invest approximately $2.5 million in Jabber during the remainder of 2002, through the purchase of Jabber securities. Webb does not plan to purchase a significant amount of property and equipment during 2002.

During the three months ended March 31, 2002, Webb received $6,604,401 in net cash from financing activities, compared with $1,834,789 for the similar 2001 period. During 2002, Webb received proceeds of $1.2 million from the issuance of short-term notes payable and $7.5 million from the sale of common stock warrants. During 2002, Webb repaid $1.34 million of short-term notes payable and $35,599 in capital leases payable.

We believe our cash on-hand of approximately $3.9 million at May 1, 2002, which includes the $2.5 million Webb has allocated for Jabber, will be sufficient to fund Webb’s and Jabber’s operating expenses for at least the next twelve months. In order to provide greater flexibility in determining the timing and the level of investments in marketing and product development initiatives, to provide operating reserves which could be required to fund operations in the event that Jabber does not achieve projected revenues and to establish additional strategic relationships, we are continuing to seek additional equity investments through either additional sales of Webb’s capital stock or sales of Jabber’s capital stock. We have no commitments or agreements for the sale of any additional securities and there can be no assurance that we will be able to raise any additional working capital.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Factors that may affect our future results include, but are not limited to, the following items as well as the information in “Item 1 – Financial Statements – Notes to the Condensed Consolidated Financial Statements” and “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our limited operating history makes it difficult to evaluate our business. We were founded in March 1994 and began sales in February 1995. Subsequently, our business model has changed periodically to reflect changes in technology and markets. We have a limited operating history for our current business model upon which you may evaluate us. Our business is subject to the risks, exposures and difficulties frequently encountered by early-stage companies with a limited operating history including:

•	Limited ability to respond to competitive developments;
•	Exaggerated effectof unfavorable changes in general economic and market conditions;
•	Limited ability to adjust our business plan to address marketplace and technological changes; and
•	Difficulty in obtaining operating capital.

We expect to incur net losses into 2003. We have incurred net losses since we began our business totaling approximately $120 million through March 31, 2002, including approximately $67 million of non-cash expenses. We expect to incur additional substantial operating and net losses in 2002, and do not expect to achieve positive cash flow from operations until at least 2003. We expect to incur these additional losses because:

•	We intend to incur capital expenditures and operating expenses in excess of revenues of approximately $2.8 millionduring the remainder of 2002 to cover the increasing activities of Jabber, Inc.;
•	We expect to spend approximately $1.1 million during the remainder of 2002 to finance operating expenses besides those for Jabber, Inc.; and
•	We will incur significant non-cash expenses from current financing transactions and may continue to incur significant non-cash expenses due to financing and other equity-based transactions.

If we are unable to raise additional working capital, we may not be able to sustain our operations. Our present cash and cash equivalents and working capital will, based on current estimates, be adequate to sustain operations for Jabber, Inc. and for our other operations until the second quarter of 2003. In the event that Jabber’s revenues are less than projected or we desire to increase marketing and business development expenses over projected levels, we will need to obtain additional capital to fund our business. Operating expenses for Jabber, Inc. currently exceed revenues by approximately $300,000 per month. Operating expenses for our corporate activities, to be funded separately from those for Jabber, Inc., are expected to be approximately $1.1 million for the remainder of 2002. There is no assurance that we will be able to raise additional funds in amounts required or upon acceptable terms. If we cannot raise additional funds when needed, we may be required to curtail or scale back our operations or sell some of our assets, including our stock in our Jabber subsidiary.

We may not earn revenues sufficient to remain in business. Our ability to become profitable depends on whether we can sell our products and services for more than it costs to produce and support them. Our future sales also need to provide sufficient margin to support our ongoing operating activities. The success of our revenue model will depend upon many factors including:

•	The extent to which consumers and businesses use our products and services; and
•	The success of our distribution partners in marketing their products and services.

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

A limited number of our customers generate a significant portion of our revenues. We had two customers representing 83% of revenues for the three months ended March 31, 2002. We expect that current customers will account for a significant percentage of our revenues during both fiscal 2002 and 2003. There is no assurance that we will be able to retain major customers or attract additional major customers. The loss of, or reduction in demand for our products or services from major customers could have a material adverse effect on our operating results and cash flow from operations.

We must continually develop new products which appeal to our customers. Our products are subject to rapid obsolescence and our future success will depend upon our ability to develop new products and services that meet changing customer and marketplace requirements. There is no assurance that we will be able to successfully:

•	Identify new product and service opportunities; or
•	Develop and introduce new products and services to market in a timely manner.

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

We must identify and develop markets for our products and services. A suitable market for our products and services may not develop or, if it does develop, it may take years for the market to become large enough to support significant business opportunities. Even if we are able to successfully identify, develop, and introduce new products and services there is no assurance that a suitable market for these products and services will materialize. The following factors could affect the success of our products and services and our ability to address sustainable markets:

•	The failure of our business plan to accurately predict the types of products and services the future Internet marketplace will demand;
•	Our limited working capital may not allow us to commit the resources required to adequately support the introduction of new products and services;
•	The failure of our business plan to accurately predict the estimated sales cycle, price and acceptance of our products and services; or
•	The development by others of products and services that makes our products and services noncompetitive or obsolete.

There is a lot of competition in the Internet market which could hurt our revenues or cause our expenses to increase. Our current and prospective competitors include many companies, including Microsoft Corporation and AOL Time Warner, Inc., whose financial, technical, marketing and other resources are substantially greater than ours. We may not have the financial resources, technical expertise or marketing, sales and support capabilities to compete successfully. The presence of these competitors in the Internet marketplace could hurt our business by causing us to:

•	Reduce the selling prices for our products and services; or
•	Increase our spending on marketing, sales and product development.

We may not be able to offset the effects of price reductions or increases in spending. Further, our financial condition may put us at a competitive disadvantage relative to our competitors.

It usually takes a long time before we are able to make a sale of our products and services to a customer. While our sales cycle varies from customer to customer, it is long, typically ranging from two to six months or more, and unpredictable. Our pursuit of sales leads typically involves an analysis of our prospective customer’s needs, preparation of a written proposal, one or more presentations and contract negotiations. We often provide significant education to prospective customers about the use and benefits of our Internet technologies and services. Our sales cycle may also be affected by a prospective customer’s budgetary constraints and internal acceptance reviews, over which we have little or no control.

Offering proprietary products based on the Jabber.org open-source movement may jeopardize our relationship with open-source communities. An important element of the business model for our Jabber, Inc. subsidiary is based upon Jabber’s ability to offer proprietary products compatible with Jabber.org open-source instant messaging systems. A key element of open-source software development movements is that the software and its code be offered to other developers and users free, provided that anyone who makes an improvement or modification to the software and who intends to commercialize the improvement or modification, makes them available for free to the community and other users. If the Jabber.org open-source community or other open-source communities withdraw their support for either Jabber, Inc. or Jabber instant messaging products, demand for Jabber instant messaging products will likely decline.

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

An investment in our common stock is risky because the price of our stock is highly volatile. Our common stock closed as high as $1.18 per share and as low as $0.52 per share between January 1, 2002 and May 8, 2002. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

•	Price and volume fluctuations in the stock market at large that do not relate to our operating performance;
•	Fluctuations in our quarterly revenue and operating results; and
•	Increases in outstanding shares of common stock upon exercise or conversion of derivative securities.

These factors may continue to affect the price of our common stock in the future.

We have issued numerous options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of May 8, 2002, we had issued warrants and options to acquire approximately 16,700,000 shares of our common stock, exercisable at prices ranging from $0.65 to $34.94 per share, with a weighted average exercise price of approximately $1.92 per share. We had also reserved 3,284,000 shares of common stock for issuance upon conversion of our series D junior convertible preferred stock. During the terms of these derivative securities, the holders will have the opportunity to profit from an increase in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the applicable exercise or conversion price. The increase in the outstanding shares of our common stock because of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by current and future holders of our common stock.

The significant number of shares issuable upon conversion of our convertible securities could make it difficult to obtain additional financing. 3,284,000 shares of our common stock may be issued if our series D junior convertible preferred stock is converted. The number of our shares issuable upon conversion or exercise of our derivative securities could increase due to future financings. Due to this significant potential increase in the number of our outstanding shares of common stock, new investors may either decline to make an investment in Webb due to the potential negative effect this additional dilution could have on their investment or require that their investment be on terms at least as favorable as the terms of the notes or convertible preferred stock. If we are required to provide similar terms to obtain required financing in the future, the onerous terms and significant dilution of these financings could be perpetuated and significantly increased. The current price of our common stock may make it difficult to raise capital because of the terms of the notes and the convertible preferred stock. Issuances of common stock below $1.00 in future financings would result in substantial additional shares being issued to a significant shareholder and to holders of our convertible securities, causing substantial dilution to other shareholders as well as substantial non-cash charges against our earnings.

Future sales of our common stock in the public market could depress the price of our common stock. Actual or potential future sales of substantial amounts of common stock in the public market could depress the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of May 8, 2002, these shares consist of:

•	Up to 3,284,000 shares issuable upon conversion of our series D junior convertible preferred stock; and
•	Approximately 16,700,000 shares issuable to warrant and option holders.

Future sales of our common stock in the public market could limit our ability to raise capital. Actual or potential future sales of substantial amounts of our common stock in the public by our officers and directors, and upon exercise or conversion of derivative securities could affect our ability to raise capital through the sale of equity securities.

The issuance of convertible securities has resulted in significant non-cash expenses which has increased significantly our net loss applicable to common shareholders. We recorded approximately $2.1 million of non-cash expenses in the first quarter of 2002 due to the reset of the conversion price for our 10% note payable and series C-1 preferred stock and the reset of exercise price for warrants issued in connection with those securities and the exchange of our 10% note payable and series C-1 preferred sock for shares of series D junior convertible preferred stock.

PART II

OTHER INFORMATION

Items 1, 3 and 5. Not Applicable

Item 2. Changes in Securities and Use of Proceeds

Pursuant to a Securities Purchase Agreement dated January 17, 2002, we sold 7.5 million units of our securities for $7.5 million to a single investor. In connection with the purchase of the last 2.5 million 2,500,000 units, we issued the investor an additional five-year stock purchase warrant representing the right to purchase up to 2.5 million shares of our common stock at its exercise price of $1.00 per share. In consideration for services rendered in connection with the sale of the units, we issued warrants representing the right to purchase 575,000 shares of our common stock at $1.00 per share to a registered representative of US Bancorp, Piper Jaffray, Inc. and a warrant representing the right to purchase 100,000 shares of our common stock at $1.00 per share to a private business owner and stockholder. The securities were not registered under the Securities Act of 1933, as amended, in reliance upon Regulation D promulgated by the Securities and Exchange Commission. See Item 1—Financial Statements Note 5 of the Notes to Condensed Consolidated Financial Statements for a description of the terms of the securities and Item 2 – Managements Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for how the proceeds are to be used.

Item 4. Submission of Matters to a Vote of Security Holders.

On March 7, 2002, the Company held a special meeting of stockholders which was adjourned and reconvened on March 11, 2002, at which stockholders of the Company approved the issuance of up to 7.5 million units of our securities pursuant to a Securities Purchase Agreement dated as of January 17, 2002 between Webb Interactive Services, Inc. and Jona, Inc. The sale of the securities was approved with 5,432,372 shares voting for approval of the sale and 118,868 shares voting against approval of the sale.

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

4.13	Form of Stock Purchase Warrant dated December 21, 2001 issued by Webb Interactive Services, Inc. to Jona, Inc. (5)
4.14	Form of Stock Purchase Warrant dated January 17, 2002 issued by Webb Interactive Services, Inc. to Jona, Inc. (5)
10.1	Form of Nondisclosure and Nonsolicitation Agreement between Webb Interactive Services, Inc. and its employees (1)
10.2	Employment Agreement between Jabber, Inc. and Robert Balgley, dated December 11, 2000 (12)
10.3	Employment Agreement between Jabber, Inc. and Gwenael Hagen, dated August 1, 2001 (12)
10.4	Employment Agreement between Webb Interactive Services, Inc. and William R. Cullen, dated March 1, 2002 (12)
10.5	Employment Agreement between Webb Interactive Services, Inc. and Lindley S. Branson, dated March 1, 2002 (12)
10.6	Office lease for Webb Interactive Services, Inc.’s principal offices commencing May 2000 (9)
10.7	First Amendment to office lease, Assignment and Assumption of Lease and Consent to Lease (12)
10.8	Agreement for sublease of office space (12)
10.9	Form of Change of Control Agreement between Webb Interactive Services, Inc. and certain employees (10)
10.10
Stock Purchase Agreement dated July 6, 2001, among Jabber, Inc., France Telecom Technologies Investissements and Webb Interactive Services. Included as an exhibit is the certificate of designation for Jabber, Inc. series B convertible preferred stock, investors rights agreement and stockholders agreement (11)

10.11	Agreement dated April 8, 2002, among Webb Interactive Services, Inc., Jabber, Inc. and France Telecom Technologies Investissements (13)
10.12	Exchange Agreement dated as of April 26, 2002 between Webb Interactive Services, Inc. and DiamondCluster International, Inc. (13)
10.13	Securities Purchase Agreement dated as of January 17, 2002, between Webb Interactive Services, Inc. and Jona, Inc. Included as an exhibit is a Registration Rights Agreement (5)
10.14	Letter Agreement between Webb Interactive Services, Inc. and Jona, Inc. (12)
10.15	Exchange Agreement dated January 17, 2002 between Webb Interactive Services, Inc. and Castle Creek Technology Partners LLC. Included as an exhibit is a Registration Rights Agreement (5)
10.16	General Agreement for the Procurement of The License of Software and Services Between Jabber, Inc. and AT&T Corp. dated March 22, 2002 (*)
21	Subsidiaries of Webb Interactive Services, Inc. (12)

*	Filed herewith.
(1)	Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
(2)	Filed with the Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(3)	Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.
(4)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2002. Commission File No. 0-28462.
(5)	Filed with the current report on Form 8-K, filed on January 22, 2002 and amended on January 29, 2002.
(6)	Filed with Amendment No. 2 to Webb’s Registration Statement on Form S-3, filed January 3, 2000, Commission File No. 333-87887.
(7)	Filed with the Form 8-K Current Report, filed January 5, 2000, Commission File No. 0-28642.

(8)	Filed with the Form 8-K Current Report, filed March 1, 2001, Commission File No. 0-28642.
(9)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 1999, Commission File No. 0-28462.
(10)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 1998, Commission File No. 0-28462.
(11)	Filed with the current report on Form 8-K, filed August 1, 2001, Commission File No. 0-28642.
(12)	Filed with the From 10-KSB Annual report for the year ended December 31, 2001, Commission File No. 0-28462.
(13)	Filed with the current report on Form 9-K, filed May 2, 2002, Commission File No. 0-286842.

(b)    Reports on Form 8-K. The Company filed reports on Form 8-K during the quarter ended March 31, 2002, as follows: (i) under Item 5 of Form 8-K, as amended, on
January 28, 2002; (ii) under Item 5 of Form 8-K on May 2, 2002.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBB INTERACTIVE SERVICES, INC.

Date: May 15, 2002	By	/s/ William R. Cullen
Chief Executive Officer – Chief Financial Officer

/s/ Stuart Lucko
Controller