Form 10QSB
period 2002-06-30
WEBB INTERACTIVE SERVICES INC
filed 2002-08-14
CIK 1011901

FORM 10-QSB– Quarterly
Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of l934.

For the period ended June 30, 2002.

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

(303) 308-3180
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

☒ YES     ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

           As of August 8, 2002, Registrant had 21,255,667 shares of common stock outstanding.

WEBB INTERACTIVE SERVICES, INC.

Index

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-QSB entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Operating Results,” which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission (“SEC”). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company’s business.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEBB INTERACTIVE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$3,591,529	$919,198
Accounts receivable, net of allowance for doubtful accounts of $34,105 and
$27,005, respectively	227,087	307,247
Accounts receivable from a related party	75,864	107,744
Prepaid expenses	141,253	33,377
Note receivable from Company officer	154,149	160,822
Short-term deposits and other current assets	18,566	68,862
Total current assets	4,208,448	1,597,250
Property and equipment, net of accumulated depreciation of $1,054,304 and
$924,856, respectively	1,223,189	1,541,045
Intangible assets, net of accumulated amortization of none and $2,370,495,
respectively	–	727,301
Deferred financing assets	–	233,451
Total assets	$5,431,637	$4,099,047

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$415,554	$741,923
Accrued salaries and payroll taxes payable	571,133	344,316
10% convertible note payable, net of discount of none and $84,776,
respectively	–	1,847,416
Convertible note and accrued interest payable	–	104,607
Capital leases payable	–	63,930
Short-term note payable	–	175,000
Accrued interest payable	–	58,964
Deferred revenue and customer deposits	142,763	192,592
Net current liabilities of discontinued operations	22,694	306,846

Total current liabilities	1,152,144	3,835,594
Commitments and contingencies
Minority interest in subsidiary	120,132	5,674,496
Stockholders' equity (deficit):
Preferred stock, no par value, 5,000,000 shares authorized:
Series D junior convertible preferred stock, 2,984 and none shares issued
and outstanding, respectively	2,058,497	–
Series C-1 convertible preferred stock, none and 2,500 shares issued and
outstanding, respectively	–	2,450,000
Common stock, no par value, 60,000,000 shares authorized, 21,255,667 and
11,331,522 shares issued and outstanding, respectively	102,969,757	93,155,341
Warrants and options	20,029,040	15,010,930
Accumulated other comprehensive loss	(9,911)	(5,049)
Accumulated deficit	(120,888,022)	(116,022,265)

Total stockholders' equity (deficit)	4,159,361	(5,411,043)

Total liabilities and stockholders' equity (deficit)	$5,431,637	$4,099,047

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net revenues	$242,831	$73,708	$1,060,201	$173,533
Net revenues from a related party	119,547	83,946	163,230	83,946

Total net revenues	362,378	157,654	1,223,431	257,479

Operating expenses:
Cost of revenues	154,556	229,199	220,238	482,479
Cost of revenues from a related party	41,569	–	86,832	–
Sales and marketing expenses	506,986	249,463	864,316	461,564
Product development expenses	639,072	711,257	1,291,941	1,366,236
General and administrative expenses	910,162	1,550,068	2,405,548	3,091,106
Depreciation and amortization	434,499	554,428	980,568	1,099,204

	2,686,844	3,294,415	5,849,443	6,500,589

Loss from operations	(2,324,466)	(3,136,761)	(4,626,012)	(6,243,110)

Interest income	11,721	18,272	25,538	107,543
Other income, net	4,660	1,300	11,368	13,252
Loss on extinguishment of 10% note payable	–	–	(1,162,934)	–
Interest expense	(208)	(248,668)	(616,162)	(2,894,147)

Net loss from continuing operations	(2,308,293)	(3,365,857)	(6,368,202)	(9,016,462)
Net loss from discontinued operations	–	(2,073,303)	–	(4,525,953)

Net loss before minority interest	(2,308,293)	(5,439,160)	(6,368,202)	(13,542,415)
Minority interest in losses of subsidiary	1,929,784	65,175	2,039,962	178,540

Net loss before extraordinary income	(378,509)	(5,373,985)	(4,328,240)	(13,363,875)
Extraordinary income	1,182	–	225,993	–

Net loss	(377,327)	(5,373,985)	(4,102,247)	(13,363,875)

Preferred stock dividends	(28,411)	–	(125,187)	–
Accretion of preferred stock to redemption value	(8,234)	(27,550)	(638,323)	(2,886,441)

Net loss applicable to common stockholders	$(413,972)	$(5,401,535)	$(4,865,757)	$(16,250,316)

Net loss applicable to common stockholders from
continuing operations per share, basic and
diluted	$(0.02)	$(0.31)	$(0.28)	$(1.12)

Net loss applicable to common stockholders per
share from discontinued operations, basic and
diluted	–	$(0.20)	–	$(0.43)

Net loss per share, basic and diluted	$(0.02)	$(0.51)	$(0.28)	$(1.55)

Weighted average shares outstanding, basic and
diluted	20,583,815	10,582,877	17,096,763	10,469,306

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(4,102,247)	$(13,363,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	288,820	653,129
Amortization expense	691,748	1,719,791
Loss from extinguishment of 10% note payable	1,162,934	–
Extraordinary income from creditor concessions	(225,993)	–
Minority interest in losses of subsidiary	(2,039,962)	(178,540)
Stock and stock options issued for services	63,643	433,791
(Gain) loss on sale and disposal of property and equipment	(2,022)	11,116
Bad debt expense	7,100	42,792
Accrued interest payable on convertible note payable	2,394	32,482
Accrued interest income on notes receivable	–	(7,100)
Interest expense on 10% convertible note from beneficial conversion feature	255,060	2,394,234
Interest expense for reset of second 10% note payable warrant	74,086	31,932
Interest expense for reset of warrant issued with Jona short-term note payable	14,365	–
Notes payable issued for interest on 10% convertible note payable	–	9,436
Amortization of 10% convertible note payable discount	49,144	84,732
Amortization of short-term note payable discount	29,976	–
Amortization of 10% convertible note payable financing costs	135,388	235,029
Changes in operating assets and liabilities:
Decrease in restricted cash	–	50,000
Decrease (increase) in accounts receivable	102,074	(107,118)
Decrease (increase) in accounts receivable from a related party	31,880	(107,744)
Increase in prepaid expenses	(100,523)	(77,566)
Decrease in short-term deposits and other assets	50,296	340,021
Decrease in accounts payable and accrued liabilities,	(474,663)	(166,520)
Increase (decrease) in accrued salaries and payroll taxes payable	205,587	(233,865)
Decrease in accrued interest payable	(48,632)	(10,580)
Decrease in customer deposits and deferred revenue	(49,829)	(29,888)

Net cash used in operating activities	(3,879,376)	(8,244,311)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	2,022	9,800
Purchase of property and equipment	(57,862)	(140,862)
Collection of notes receivable from Company officers	6,673	30,389

Net cash used in investing activities	(49,167)	(100,673)

Cash flows from financing activities:
Payments on capital leases	(35,599)	(108,521)
Payment of short-term notes payable	(1,340,000)	–
Payment on 10% note payable	(720,000)	–
Proceeds from issuance of short-term notes payable	1,200,000	–
Proceeds from issuance of common stock and warrants	7,500,000	–
Proceeds from exercise of stock options and warrants	–	9,688
Proceeds from issuance of convertible note payable	–	2,500,000
Proceeds from issuance of series C-1 preferred stock and warrant	–	2,500,000
Preferred stock cash offering costs	–	(50,000)

Net cash provided by financing activities	6,604,401	4,851,167

Net increase (decrease) in cash and cash equivalents	2,675,858	(3,493,817)
Effect of foreign currency exchange rate changes on cash	(4,862)	1,142
Cash and cash equivalents, beginning of period	922,365	4,856,686
Cash in discontinued operations	(1,832)	–

Cash and cash equivalents, end of period	$3,591,529	$1,364,011

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Six Months Ended June 30,

	2002	2001

Supplemental disclosure of cash flow information:
Cash paid for interest	$104,381	$148,337

Supplemental schedule of non-cash investing and financing activities:
Accretion of preferred stock to stated value and other deemed dividends	$638,323	$2,886,441
Preferred stock dividends on Jabber preferred stock	$125,187	$–
Preferred stock converted to common stock	$784,000	$492,553
10% note payable exchanged for series D preferred stock	$1,078,497	$–
10% note payable converted to common stock	$–	$429,617

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

       The accompanying unaudited interim condensed consolidated financial statements include the accounts of Webb Interactive Services, Inc. and its subsidiaries (collectively “Webb” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Webb is the founder and the majority stockholder of Jabber, Inc. (“Jabber”), a company in the early stages of developing extensible instant messaging (“IM”) software products and services. Continuing operations of Webb refer to the Jabber business segment and Webb's corporate activities. Minority interest share of the net loss of our Jabber subsidiary is recorded based upon the minority interest share in the net assets of Jabber. These condensed consolidated financial statements have been prepared without audit pursuant to rules and regulations of the SEC and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. The interim financial statements should be read in connection with the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2001, filed with the SEC.

       We have not been profitable since inception. Our ability to become profitable depends on our ability to market our products and services and generate revenues sufficient to exceed our expenses. Because of the new and evolving nature of instant messaging technologies and Jabber's early stage of development, we cannot be sure that our revenue model will prove to be viable, whether demand for our products and services will materialize at the prices we expect to charge, or whether current or future pricing levels will be sustainable. In January and March 2002, we raised $7.5 million in cash through the sale of Webb's common stock and common stock purchase warrants (See Note 5). At June 30, 2002, we had $3,591,529 in cash and cash equivalents.

       We have expended significant funds to develop Jabber's current product offerings and we anticipate continuing losses in 2002 and at least the fist six months of 2003 as we further develop and market Jabber's products in advance of market acceptance in sufficient quantities to achieve positive cash flow from operations. Webb does not currently have a source of revenue which is independent from its Jabber subsidiary, and is therefore dependent on the success of its Jabber subsidiary. As a result of the France Telecom Technologies Investissements (“FTTI”) investment in Jabber, Jabber is being funded separately. Webb expects to make additional investments in Jabber in the future. Our continued long-term viability depends, in part, on Jabber's ability to obtain additional profitable customer contracts.

       We believe that the funds available at June 30, 2002, provide us with sufficient capital to operate Webb through at least June 2003 and Jabber only through January 2003. We have begun discussions with several investors for an additional $4 to $7 million of financing for Jabber through the sale of Jabber securities. However, we have no commitment for the additional sale of Jabber's securities. Therefore, there can be no guarantee that this financing will be completed, or if completed, that the terms of any such financing will be acceptable. If we are not successful in obtaining funding in appropriate amounts or on appropriate terms, we would consider additional reductions in our operating activities.

       Certain reclassifications to prior period financial statements have been made to conform to the current period presentation.

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

       For software arrangements with multiple elements, we apply the residual method prescribed by SOP 98-9, “Modification of SOP 97-2 'Software Revenue Recognition' with Respect to Certain Transactions.” Revenue applicable to undelivered elements, principally software maintenance, training, and limited implementation services, is determined based on vendor specific objective evidence (“VSOE”) of the fair value of those elements. VSOE is established by the price of the element when it is sold separately (i.e., the renewal rate for software maintenance and normal prices charged for training and professional services). Revenue applicable to the delivered elements is deemed equal to the remainder/residual amount of the fixed arrangement price. Assuming none of the undelivered elements are essential to the functionality of any of the delivered elements, we recognize the residual revenue attributed to the delivered elements when all other criteria for revenue recognition for those elements have been met.

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

       Net revenues from continuing operations are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues
Licenses	$122,956	$50,003	$711,855	$60,000
Licenses to France Telecom, a related party	–	73,746	–	73,746

	122,956	123,749	711,855	133,746

Services	119,875	23,705	348,346	113,533
Services provided to France Telecom, a related party	119,547	10,200	163,230	10,200

Total service revenue	239,422	33,905	511,576	123,733

Total net revenues	$362,378	$157,654	$1,223,431	$257,479

       Included in net service revenues for the three and six months ended June 30, 2002, is $113,796 and $151,728, respectively, in professional service revenue and $5,751 and $11,502, respectively, in support and maintenance revenue from France Telecom (collectively France Telecom and its subsidiaries or affiliates, “FT”), an investor in Jabber. In February 2002, Jabber and FT entered into a fixed price professional services agreement, valued at $455,000, whereby Jabber is providing professional consulting services for general IM technology as well as IM technology integration with FT proprietary product offerings. Jabber expects to recognize $227,408 in revenue from this contract during the remainder of 2002 and $75,864 during the first quarter of 2003. Support and maintenance revenue recognized in the first quarter relates to the one-year support and maintenance agreement FT entered into on October 1, 2001, in connection with the license of Jabber's commercial server to FT. Jabber expects to recognize $5,751 in revenue from this contract during the remainder of 2002.

NOTE 3 – INTANGIBLE ASSETS

       On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires us to evaluate the carrying value of our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the estimated cost to sell the asset. At June 30, 2002, the intangible assets, which consisted of technology utilized by Jabber acquired by Webb in a 1999 acquisition, were fully amortized.

       We recorded amortization expense totaling $310,357 and $864,646 (including $498,984 from discontinued operation in 2001) for the three months ended June 30, 2002 and 2001, respectively. We recorded amortization expense totaling $691,748 and $1,719,791 (including $992,486 from discontinued operation in 2001) for the six months ended June 30, 2002 and 2001, respectively. Amortization expense was reduced in the 2002 three-and-six-month periods by $35,553 as a result of the step-down adjustment allocated to intangible assets resulting from Webb's purchase of Jabber minority interest in April 2002 (See Note 7).

NOTE 4 – NET LOSS PER SHARE

       Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS 128, basic net loss per share is computed by dividing net loss applicable to common shareholders for the period, subject to certain adjustments, by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of our net losses, all potentially dilutive securities, as indicated in the table below, would be anti-dilutive and are excluded from the computation of diluted loss per share, there are no differences between basic and diluted per share amounts for all periods presented.

	June 30,

	2002	2001
Stock options	4,414,419	4,075,658
Warrants	12,715,315	1,230,315
Series D preferred stock	2,984,000	–
10% convertible note payable	–	815,343
Series B-2 preferred stock	–	180,000
Series C-1 preferred stock	–	1,000,000

Total	20,113,734	7,301,316

       The number of potential shares excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method, were 50,116 and 251,342 for the three and six months ended June 30, 2002, respectively, and 117,069 and 576,693 for the three and six months ended June 30, 2001, respectively.

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

       We valued the warrants using the Black-Scholes option pricing model and allocated the relative fair value to the common stock and the warrants as follows:

	2002 Closings

Security	January 17	March 12	March 28

Common stock	$521,445	$1,848,760	$1,185,102
Warrant to purchase common stock	578,555	2,051,240	1,314,898

Total	$1,100,000	$3,900,000	$2,500,000

       We used the following assumptions to value the warrants:

	2002 Closings

	January 17	March 12	March 28	March 28

				Warrant
	Unit Warrant	Unit Warrant	Unit Warrant	Offering Costs
Number of
Warrants	1,100,000	3,900,000	2,500,000	2,500,000
Exercise price	$1.00	$1.00	$1.00	$1.00
Fair market value of common stock on date of issuance	$0.97	$0.74	$0.74	$0.83
Option life	5 years	5 years	5 years	5 years
Volatility rate	127%	127%	127%	127%
Risk-free rate of return	6%	6%	6%	6%
Dividend rate	0%	0%	0%	0%
Calculated value	$921,959	$2,435,594	$1,561,278	$1,769,369

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

       The warrants issued in connection with the units, as well as the warrants issued as offering costs provide for anti-dilution provisions in the event we issue common stock at prices less than the current conversion or exercise price for the securities or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. If the exercise price is reduced, we may be required to record additional charges against income and such charges may be significant.

       At the time Jona agreed to purchase the units, it loaned us $900,000 at an interest rate of 10% per year. On January 8, 2002, Jona had also loaned us $300,000 at an interest rate of 10%. On March 12, 2002, we repaid the $1.2 million of principal and accrued interest totaling $18,164. We also issued Jona a three-year warrant to purchase 60,000 shares of our common stock at an initial exercise price of $2.50 per share as part of the $300,000 loan. The exercise price was reduced to $1.00 in connection with the January 2002 Jona transaction, for which we recorded non-cash interest expense totaling $14,365 in the first quarter of 2002. The value of the warrant, totaling $29,976, was recorded as a discount to the $300,000 note and amortized to interest expense during the first quarter of 2002.

       We valued the warrant utilizing the Black-Scholes option pricing model using the following assumptions:

	Initial Valuation	January 17, 2002 Valuation

Exercise price	$ 2.50	$ 1.00
Fair market value of common stock on date of issuance or revaluation	$ 0.82	$ 0.97
Option life	3 years	3 years
Volatility rate	131%	127%
Risk-free rate of return	6%	6%
Dividend rate	0%	0%
Warrant value	$ 29,976	$ 44,341
Expense recorded	N/A	$ 14,365

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

Security Reset	Non-Cash Expense

10% note payable (additional interest expense due to anti-dilution protection on conversion feature)	$255,060
Series C-1 preferred stock (additional preferred stock accretion)	479,442
Second 10% note payable warrant (non-cash interest expense)	74,086
Series C-1 preferred stock warrant (additional preferred stock accretion)	148,259

Total	$956,847

NOTE 6 – PREFERRED STOCK AND 10% NOTE PAYABLE

       At the same time we agreed to sell the units to Jona, Castle Creek Technology Partners LLC (“Castle Creek”) agreed to exchange up to 2,500 shares of series C-1 preferred stock and $1,212,192 of principal of our 10% note payable for up to 4,484 shares of our series D junior convertible preferred stock (the “series D preferred stock”) and a warrant to purchase 750,000 shares of our common stock at an exercise price of $1.00 per share. As part of the agreement, we reduced the exercise price of existing warrants to purchase 650,116 shares of our common stock held by Castle Creek. The exercise price for these warrants is now $1.00. We recorded non-cash interest and accretion expense for the reset of these warrants in the first quarter of 2002 totaling $222,345 (See Note 7). The 4,484 shares of series D preferred stock are convertible into 4,484,000 shares of our common stock. If we had not reached the agreement to exchange the series C-1 convertible preferred stock and the 10% convertible promissory notes, these securities would have been convertible into 3,712,192 shares of our common stock and Castle Creek would have been entitled to an additional warrant for 2,500,000 shares at an exercise price of $1.00 per share.

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

       We recorded a loss on debt extinguishment for the value of the warrant totaling $537,770 in the first quarter of 2002. We valued the warrant using the Black-Scholes option pricing model utilizing the following assumptions:

Exercise price	$1.00
Fair market value of common stock on date of issuance	$0.84
Option life	5 years
Volatility rate	127%
Risk-free rate of return	6%
Dividend rate	0%

       Series D Junior Convertible Preferred Stock-

       As a result of the transactions described above, we issued 4,034 shares of series D preferred stock and 2,984 shares were outstanding at June 30, 2002. The series D preferred stock does not bear dividends and does not entitle the holders to any voting rights except as required by Colorado law. Each share of series D preferred stock is convertible into 1,000 shares of our common stock. The series D preferred stock is convertible into common stock unless the conversion would result in the holder being a beneficial owner of more than 4.99% of our common stock. The current conversion price is $1.00 per share. The conversion price is also subject to anti-dilution protection if we issue our common stock at prices less than the conversion price for the preferred stock or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. If the conversion price is reduced, we may be required to record a charge to income.

       The series D preferred stock has Liquidation Preferences. If we liquidate, dissolve or wind-up our business, whether voluntarily or involuntarily, after we pay our debts and other liabilities, the holder of the preferred stock will be entitled to receive from our remaining net assets, before any distribution to the holders of our common stock, the amount of $1,000 per share.

       During the six months ended June 30, 2002, the holder of our series D preferred stock converted 1,050 shares into 1,050,000 shares of our common stock at conversion prices per share of $1.00 as follows:

	Number of Shares

Conversion Date	Series C-1 Preferred Stock	Common Stock

March 15, 2002	250	250,000
April 3, 2002	200	200,000
April 25,2002	100	100,000
May 7, 2002	150	150,000
May 8, 2002	50	50,000
June 13, 2002	50	50,000
June 18, 2002	50	50,000
June 25, 2002	200	200,000

	1,050	1,050,000

       Conversion of Series C-1 Preferred Stock-

       During January and February 2002, the holder of our series C-1 preferred stock converted 450 shares into 450,000 shares of our common stock at conversion prices per share of $1.00 as follows:

	Number of Shares

Conversion Date	Series C-1 Preferred Stock	Common Stock

January 22, 2002	175	175,000
January 28, 2002	175	175,000
February 12, 2002	100	100,000

	450	450,000

NOTE 7 – CONVERSION OF JABBER SECURITIES INTO JABBER COMMON STOCK AND PURCHASE OF JABBER MINORITY INTEREST BY WEBB

       On April 8, 2002, we entered into an agreement with Jabber and FTTI, pursuant to which Webb and FTTI agreed to convert substantially all of their respective shares of Jabber’s preferred stock into shares of Jabber’s common stock as of the “FTTI Effective Date.” The FTTI Effective Date was April 29, 2002. As part of the agreement, the pledge by Webb to FTTI of 1,400,000 shares of Webb’s Jabber preferred stock was terminated, Webb exchanged the principal and interest of a $1,100,000 note payable from Jabber for shares of Jabber’s common stock at $1.00 per share and FTTI converted the principal and interest on a Jabber convertible note for $100,000 into shares of Jabber’s common stock, also at $1.00 per share.

       As a result of the transaction with FTTI, Webb recorded a non-cash adjustment to minority interest in Jabber of $1,611,869, which represents the difference between the Jabber losses allocated to FTTI prior to the FTTI Effective Date and the amount of Jabber losses that that would have been allocated to FTTI had the transaction occurred from inception of the FTTI investment in Jabber. Additionally, Webb recorded $3,043,038 as an increase to additional paid-in capital in accordance with Staff Accounting Bulletin No. 51. “Accounting for Sales of Stock By a Subsidiary” (SAB 51). The amount was computed as the difference between FTTI’s minority interest balance after the transaction and allocation of the $1,611,869 FTTI minority interest adjustment and multiplying Jabber’s net worth at April 29, 2002, by FTTI’s ownership percentage after the transaction.

       In a separate transaction, Webb acquired all of the shares of Jabber’s common stock and preferred stock owned by DiamondCluster International, Inc. (“DiamondCluster”), valued at $759,503, in consideration for which Webb issued to DiamondCluster 911,645 shares of Webb’s common stock at $0.67 per share. The resulting difference between the value of the Webb shares issued and the value of the Jabber securities acquired was

$122,451, resulting in a reduction in the cost basis for Jabber’s property and equipment and intangible assets, of $86,898 and $35,553, respectively. During the three months ended June 30, 2002, we recorded $6,295 less in depreciation expense and $35,553 less in amortization expense as a result of this transaction.

       Jabber common stock equivalents at April 29, 2002, before the April 2002 stock transactions were as follows:

Securities	Webb	FTTI	DiamondCluster	Others	Total

Series A preferred stock	8,050,000	750,000	–	–	8,800,000
Series B preferred stock and accrued dividends	–	4,428,710	733,253	–	5,161,963
Series C preferred stock and accrued dividends	8,464,038	–	–	26,397	8,490,435
Common stock	–	–	37,500	875,000	912,500

Total	16,514,038	5,178,710	770,753	901,397	23,364,898

Ownership percentage	70.7%	22.2%	3.3%	3.8%	100.0%

       Jabber common stock equivalents at April 29, 2002, after the April 2002 stock transactions are as follows:

Securities	Webb	FTTI	DiamondCluster	Others	Total

Series A preferred stock	–	–	–	–	–
Series B preferred stock	–	100,000	–	–	100,000
Series C preferred stock	100,000	–	–	25,000	125,000
Common stock	18,290,232	5,185,712	–	876,397	24,352,341

Total	18,390,232	5,285,712	–	901,397	24,577,341

Ownership percentage	74.8%	21.5%	–	3.7%	100.0%

NOTE 8 – RESET OF CONVERSION AND EXERCISE PRICES OF SECURITIES

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

	Series C-1 Preferred Stock	10% Convertible Note Payable

Value of security	$2,500,000	$1,932,192
Conversion price before reset	$2.50	$2.50
Number of common shares issuable upon conversion before reset	1,000,000	772,877
Conversion price after reset	$1.00	$1.00
Number of common shares issuable upon conversion after reset	2,500,000	1,932,192
Fair market value of common stock on commitment date	$3.00	$10.07
Calculated beneficial conversion feature	$3,000,000	$11,674,302

Net proceeds from sale of securities	$1,714,721	$4,616,816
Accretion or interest expense recorded in previous periods	$1,235,279	$4,361,756
Additional interest expense due to anti-dilution protection on
conversion feature		$255,060
Additional beneficial conversion feature recognized as deemed
preferred stock dividend	$479,442

       The non-cash expense resulting from the reset was recorded as non-cash interest expense for the second 10% note payable warrant and preferred stock accretion expense for the series C-1 preferred stock warrant, computed based on the difference of the warrant value immediately before the reset to the value immediately after the reset using the Black-Scholes option pricing model as indicated below:

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

       The exercise price for the series B preferred stock warrants is subject to being reset every 90 days until January 20, 2003, based upon future market prices for our common stock. If the current exercise price is higher than the current market price (the lower of the average closing bid prices for the 10-day period ending on such date or the closing bid price on such date), the exercise price will be reset to the market price. The exercise price was reset to $0.71 per share on February 7, 2002, and then to $0.52 on May 8, 2002. As a result, we recorded preferred stock accretion expense totaling $2,338 and $8,234 in the first and second quarters of 2002, respectively, calculated using the Black-Scholes option pricing model utilizing the following assumptions:

	February 7, 2002		May 8, 2002

	Immediately		Immediately
	Preceding	Immediately	Preceding	Immediately
	Reset	After Reset	Reset	After Reset

Warrant value	$178,592	$180,980	$158,335	$166,569
Exercise price	$0.766	$0.71	$0.71	$0.52
Fair market value of common stock on re-determination date	$0.70	$0.70	$0.62	$0.62
Option life	3 years	3 years	2.8 years	2.8 years
Volatility rate	126%	126%	134%	134%
Risk free rate of return	6.71%	6.71%	6.71%	6.71%
Dividend rate	0%	0%	0%	0%
Expense recorded	NA	$2,388	NA	$8,234

NOTE 9 – STOCK BASED COMPENSATION EXPENSE

       During 2000, Jabber issued 912,500 shares of its common stock to employees of Jabber, an officer of Webb and members of the Jabber advisory boards. The shares vest over periods ranging from grant date to two years. We recorded the value of these shares as deferred compensation, totaling $523,700, and recognize the related non-cash expense in the period the shares vest. During the six months ended June 30, 2002, we recognized $27,436 of deferred compensation as non-cash compensation expense. At June 30, 2002, the remaining deferred compensation related to the issuance of these shares totaled $7,500.

       On March 12, 2002, we entered into a six-month consulting agreement with an investor relations firm to provide Webb with services to strengthen our shareholder base and enhance company awareness among investors and brokers. Compensation to the firm includes a cash retainer fee of $7,000 per month and 12,500 restricted shares of our common stock, which we issued on June 5, 2002. We valued the shares of common stock at the fair market value on the grant date and recorded compensation expense on the grant date totaling $6,500.

NOTE 10 – DISCONTINUED OPERATIONS

       During October 2001, we terminated our AccelX local commerce business. In connection with the termination of this business, we granted a perpetual license for software used in this business to Nextron Communications, Inc. (“Nextron”) for a license fee of $1 million. The terms of this perpetual license transferred substantially all of our rights and their related value for this technology. In addition, we sold assets used in this business to Nextron for an initial purchase price of $500,000. Pursuant to an amendment to the asset purchase agreement dated May 22, 2002, in the event that Nextron completes a qualifying financing transaction by December 31, 2002, Nextron will pay Webb an additional $65,000 for the assets. The receipt of any additional proceeds as indicated above will be recorded as a gain. If the financing transaction is not completed by December 31, 2002, Webb will not receive any additional consideration for the assets.

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

       Loss from discontinued operations consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues	$–	$590,830	$–	$1,469,759

Costs and expenses:
Cost of revenues	–	900,339	–	1,981,320
Sales and marketing expenses	–	284,097	–	676,875
Product development expenses	–	688,907	–	1,779,407
General and administrative expenses	–	262,290	–	495,418
Depreciation and amortization	–	525,615	–	1,045,175

Total costs and expenses	–	2,661,248	–	5,978,195

Operating loss	–	(2,070,418)	–	(4,508,436)
Other income (expenses), net	–	(2,885)	–	(17,517)

Loss from discontinued operations	$–	$(2,073,303)	$–	$(4,525,953)

       Net current liabilities of discontinued operations consists of the following:

	June 30,	December 31,
	2002	2001

Net current liabilities of discontinued operations:
Current assets of discontinued operations:
Cash	$1,832	$3,167
Accounts receivable, net	–	29,014
Prepaid expenses and other current assets	–	7,353

Total current assets of discontinued operations	1,832	39,534

Accounts payable and accrued liabilities	24,526	325,149
Accrued salaries and payroll taxes payable	–	21,231

Total current liabilities of discontinued operations	22,694	346,380

Net current liabilities of discontinued operations	$22,694	$306,846

NOTE 11 – EXTRAORDINARY INCOME

       As a result of settlements negotiated with our creditors during 2002 for liabilities incurred generally in 2001, we recorded an extraordinary gain totaling $1,182 and $225,993 during the three and six months ended June 30, 2002.

NOTE 12 – BUSINESS SEGMENT INFORMATION

       We have two reportable business segments: Jabber and Webb. Jabber is a commercial developer of real-time communications software and IM solutions and is building upon the growing demand and adoption of the Jabber.org open-source project by offering proprietary, scalable extensible IM solutions for carriers and service providers, for OEM and ISV partners, and for large enterprises. Webb consists of corporate activities such as accounting, administration, public reporting and financing activities. All revenue from continuing operations for all periods presented is from our Jabber segment.

	June 30, 2002	December 31, 2001

Assets

Webb	$613,711	$(1,475,819)
Jabber	1,263,754	2,327,766
Eliminations	3,554,172	3,247,100

Total assets	$5,431,637	$4,099,047

Property and equipment, net

Webb	$783,730	$1,287,486
Jabber	520,061	253,559
Eliminations	(80,602)	–

Total	$1,223,189	$1,541,045

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net Loss from Continuing Operations

Webb	$(2,057,010)	$(3,340,322)	$(6,103,517)	$(8,838,010)
Jabber	(1,911,674)	(2,075,350)	(3,325,480)	(4,094,906)
Eliminations	1,660,391	2,049,815	3,060,795	3,916,454

Net loss from continuing operations	$(2,308,293)	$(3,365,857)	$(6,368,202)	$(9,016,462)

Depreciation and Amortization

Webb	$73,651	$160,969	$193,313	$319,936
Jabber	402,697	393,459	829,104	779,268
Eliminations	(41,849)	–	(41,849)	–

Total depreciation and amortization	$434,499	$554,428	$980,568	$1,099,204

Property and equipment additions

Webb			$10,000	$38,942
Jabber			47,862	66,184
Discontinued operations			–	35,736

Total			$57,862	$140,862

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Webb is the founder and the majority stockholder of Jabber. Continuing operations of Webb refer to the Jabber business segment and Webb’s corporate activities. We formed Jabber in February 2000, to commercialize the Jabber.org instant messaging system begun in 1998 by Jeremie Miller, the founder of this open-source movement. We became the commercial sponsor of the Jabber.org open-source movement in September 1999. Jabber’s business involves the development and marketing of extensible instant messaging software for telecommunications carriers, service providers, and enterprises that require real-time, XML-based, communication and collaboration solutions. Jabber’s business development efforts are focused on four areas:

•	Development of proprietary server technologies emphasizing scalability, reliability, customization and integration;
•	Expansion of direct and indirect sales channels;
•	Development of strategic relationships in order to expand distribution opportunities and to promote widespread adoption of Jabber-supported standards; and
•	Financial and administrative support of the Jabber.org development community and the Jabber Foundation to support the widespread adoption of the open source extensible messaging and presence protocol, or XMPP, as the preferred standard for XML-based message routing and delivery.

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

       We have incurred losses from operations since inception. At June 30, 2002, we had an accumulated deficit of approximately $121 million, which included approximately $67 million of non-cash expenses related to the following:

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

       We have not been profitable since inception. Our ability to become profitable depends on our ability to market our products and services and generate revenues sufficient to exceed our expenses. Because of the new and evolving nature of instant messaging technologies and Jabber’s early stage of development, we cannot be sure that our revenue model will prove to be viable, whether demand for our products and services will materialize at the prices we expect to charge, or whether current or future pricing levels will be sustainable. We have expended significant funds to develop Jabber’s current product offerings and we anticipate continuing losses in 2002 and at least the first six months of 2003 as we further develop and market Jabber’s products in advance of market acceptance in sufficient quantities to achieve positive cash flow from operations. Webb does not currently have a source of revenue which is independent from its Jabber subsidiary, and is therefore dependent on the success of its Jabber subsidiary. As a result of the FTTI investment in Jabber, Jabber and Webb are being funded separately.

Webb expects to make additional investments in Jabber in the future. Our continued long-term viability depends, in part, on Jabber’s ability to obtain additional profitable customer contracts.

       Jabber projects revenues to increase significantly during 2002 compared to 2001 and to achieve positive cash flow from operations during the third quarter of 2003. Because of our limited operating history, we do not have significant historical financial data upon which to base our revenue or expense forecasts and there can be no assurance that we will be able to meet our projections for 2002 and subsequent years. Jabber’s revenues in the first and second quarters of 2002 were derived primarily from software license sales, software support and maintenance fees and professional service fees.

RESULTS OF OPERATIONS

       Continuing operations of Webb refer to the Jabber business segment and Webb’s corporate activities. Jabber commenced operations in May 2000, and was a development-stage enterprise through March 2001.

Revenues:

       Jabber’s total revenue for the 2002 three-month period ended June 30, 2002, increased 2.3 times to $362,378 compared to $157,654 for the similar 2001 period. The revenue mix between license fees and services was 34% and 66%, respectively, for the 2002 three-month period. Jabber’s total revenue for the 2002 six-month period ended June 30, 2002, increased 4.8 times to $1,223,431 compared to $257,479 for the similar 2001 period. The revenue mix between license fees and services was 58% and 42%, respectively, for the 2002 six-month period. The significant increase in revenues in the 2002 six-month period is primarily due to revenues earned from licensing Jabber’s proprietary IM software products, which were initially released in March 2001. Prior to March 2001, Jabber earned revenue primarily from professional service contracts for the customization of the open-source IM software.

       Components of net revenues from continuing operations and cost of revenues, which excludes any allocation of depreciation or amortization expense, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues
Licenses	$122,956	$123,746	$711,855	$133,746
Professional services fees	169,370	21,200	379,603	97,625
Support and maintenance fees	70,052	12,708	131,973	26,108

Total net revenues:	362,378	157,654	$1,223,431	257,479

Cost of revenues:
Cost of licenses	76	–	253	–
Cost of professional services	153,724	136,976	241,412	277,837
Cost of support and maintenance	42,325	92,223	65,405	204,642

Total cost of revenues	196,125	229,199	307,070	482,479

Gross margin	$166,253	$(71,545)	$916,361	$(225,000)

       License revenues represent fees earned for granting customers licenses to use Jabber software products. During the third quarter of 2001, Jabber began licensing products based on a perpetual license, registered user pricing model. For the three and six months ended June 30, 2002, Jabber recognized $122,956 and $711,855 in license revenue, respectively. For the 2002 six-month period license revenue was comprised primarily of $385,000 of software license revenue from AT&T and $180,000 from licenses to BellSouth. Software revenue recognized in the similar 2001 period was primarily from license revenue from France Telecom, a related party, of $73,746 and $50,000 from go.com, a Walt Disney company. We are forecasting revenues from license fees to be $1 to $1.3 million for the remainder of 2002 and to increase to $6.8 to $8.5 million in 2003 and to $19.2 to $22.5 million in 2004.

       Professional service revenue represents fees earned for custom programming, installation and integration services of Jabber software products, generally with larger enterprise organizations and consulting services. Professional service revenues were $169,370 for the three months ended June 30, 2002, which represents a 699% increase when compared with $21,200 for the similar 2001 period. Professional service revenues were $379,603 for the six months ended June 30, 2002, which represents a 289% increase when compared with $97,625 for the similar 2001 period. Revenue recognized from professional services for the 2002 three-month period was primarily from a consulting contract with France Telecom, a related party, of $113,796. Revenue recognized from professional services for the 2002 six-month period was primarily from AT&T in which we recognized $194,800 in fees for the integration and customization of our software products and $151,728 from France Telecom, a related party, for consulting services. We are forecasting revenues from professional service contracts to be $0.6 to $0.8 million for the remainder of 2002 and increase to $1.6 to $2 million in 2003 and to $2.6 to $3.1 million in 2004.

       Support and maintenance fee revenues are derived from annual support and maintenance contracts associated with the sale of Jabber’s software products and customized month-to-month support agreements with customers generally billed on a time and material basis. Annual fees for support and maintenance are generally 15% to 20% of the license fee revenue and the related revenue is recognized over the term of the contract. Customers may purchase support and/or maintenance contracts for which they receive telephone support and product updates and upgrades during the term of the agreement. Customers are not obligated to purchase support and maintenance. Support and maintenance fees were $70,052 for the three months ended June 30, 2002, which represents a 451% increase when compared with $12,708 for the similar 2001 period. Support and maintenance fees were $131,973 for the six months ended June 30, 2002, which represents a 405% increase when compared with $26,108 for the similar 2001 period. Support and maintenance fee revenues in 2002 were derived from annual support and maintenance agreements sold in connection with the licensing of Jabber’s software, while revenues in 2001 were primarily from custom support contracts which were billed at a fixed price or on a time and material basis and were for a fixed number of hours or a fixed period of time, generally less than two months. We are forecasting revenues from support and maintenance agreements to be $146,000 to $186,000 for the remainder of 2002 and increase to $0.7 to $0.9 million in 2003 and to $3.9 to $4.6 million in 2004.

       Included in net service revenues for the three and six months ended June 30, 2002, is $113,796 and $151,728, respectively, in professional service revenue and $5,751 and $11,502, respectively, in support and maintenance revenue from FT, an investor in Jabber. In February 2002, Jabber and FT entered into a fixed price professional services agreement, valued at $455,000, whereby Jabber is providing professional consulting services for general IM technology as well as IM technology integration with FT proprietary product offerings. Jabber expects to recognize $227,592 in revenue from this contract during the remainder of 2002 and $75,864 during the first quarter of 2003. Support and maintenance revenue recognized in the first quarter relates to the one-year support and maintenance agreement FT entered into on October 1, 2001, in connection with the license of Jabber’s commercial server to FT. Jabber expects to recognize $5,751 in revenue from this contract during the remainder of 2002.

Cost of Revenues:

       Cost of license revenues for the 2002 three-and-six month periods were $76 and $253, respectively, and consists of shipping costs to deliver software products net of amounts billed to customers. We expect cost of license revenues to increase as we incorporate third-party software into our product offerings.

       Cost of professional service revenues consists of compensation costs and consulting fees associated with performing custom programming, installation and integration services for Jabber’s customers. Cost of professional service revenues was $153,724 for the three months ended June 30, 2002, or 91% of net professional service revenues, compared to $136,976, or 646% of net professional service revenues for the similar 2001 period. Cost of professional service revenues was $241,412 for the six months ended June 30, 2002, or 64% of net professional service revenues, compared to $277,837, or 285% of net professional service revenues for the similar 2001 period. During the 2002 three-and-six month periods, we reduced our fixed costs by approximately $58,000 and $115,000, respectively, compared to the same 2001 periods as a result of restructuring the professional services organization in the third quarter of 2001 through the consolidation of responsibilities and the reduction in the number of employees in this organization from ten to four in order to better meet our current customer service levels. Fixed costs are expected to be approximately $28,000 per month for the remainder of 2002 before allocation of costs to sales or product development activities. Direct project expenses for the 2002 three-month period were $89,363 on revenues of $169,370 representing a gross margin of 47%, compared to $14,100 on revenues of $21,200 representing a gross margin of 33% for the similar 2001 period. Direct project expenses for the 2002 six-month period were $177,051 on revenues of $379,603 representing a gross margin of 53%, compared to $39,346 on revenues of $97,625 representing a gross margin of 60% for the similar 2001 period. The increase in gross margin in the 2002 three-month period is due to higher effective billing rates on two higher volume contracts. The decrease in gross margin in the 2002 six-month period is a result of lower effective billing rates in 2002 for two fixed price customer contracts compared with two time and material contracts in the similar 2001 period. We expect cost of professional service revenue to be 52% of net professional service revenues for the remainder of 2002 and 50% in 2003 and 2004.

       Cost of support and maintenance revenue was $42,325 for the three months ended June 30, 2002, or 60% of net support and maintenance revenues, compared to $92,223, or 726% of net support and maintenance fees for the similar 2001 period. Cost of support and maintenance revenue was $65,405 for the six months ended June 30, 2002, or 50% of net support and maintenance revenues, compared to $204,642, or 784% of net support and maintenance fees for the similar 2001 period. The decrease in absolute dollars in the 2002 periods was a result of cost saving measures we implemented in the third quarter of 2001 to reduce our fixed costs in this organization through the reduction in headcount by the consolidation of responsibilities. For the 2002 six-month period, we had an average of 2 fewer employees in 2002 as compared to the similar 2001 period. We expect cost of support and maintenance revenues to be 75% of support and maintenance revenues for the remainder of 2002, 47% in 2003 and 25% in 2004. Projected increases in costs associated with delivering these services are expected to result only to the extent required to support new customer contracts.

Operating Expenses:

       Sales and marketing expenses consist primarily of employee compensation, cost of travel, advertising and public relations costs, trade show expenses, user conferences, and costs of marketing materials. Sales and marketing expenses were $506,986 for the three-months ended June 30, 2002, or 140% of net revenues, compared to $249,463, or 158% of net revenues for the similar 2001 period. Sales and marketing expenses were $864,316 for the six months ended June 30, 2002, or 71% of net revenues, compared to $461,564, or 179% of net revenues for the similar 2001 period. During the second quarter of 2002, Jabber opened a sales and marketing office in Europe in order to facilitate our emerging European market and incurred $58,298 in costs, primarily employee compensation, associated with these operations in the 2002 three-month period. We also incurred $101,779 in additional cost in the 2002 three-month period in connection with our European Jabber users conference. In addition, the increase in absolute dollars for the 2002 three-and-six-month periods were also attributable to (i) incurring $104,419 and $132,943 more, respectively, in commission expense; and (ii) an increase in contract labor of $15,801 and $21,479, respectively, associated with telemarketing sales and business development activities. The increase in the 2002 six-month period was also due to an increase in employee compensation costs and bonuses of $51,110 as a result of increasing headcount by 3 employees in 2002. We expect Jabber’s sales and marketing expenses to increase on an absolute dollar basis in future periods as Jabber continues to market its products and services, develop business relationships and execute its sales plan. We estimate sales and marketing expenses to be approximately $1.1 million for the remainder of 2002.

       Product development expenses consist primarily of employee compensation and programming fees relating to the development and enhancement of the features and functionality of Jabber’s software products. During 2002 and 2001, all product development costs were expensed as incurred. Product development expenses were $639,072 for the three months ended June 30, 2002, or 176% of net revenues, compared to $711,257 or 451% of net revenues for the similar 2001 period. Product development expenses were $1,291,941 for the six months ended June 30, 2002, or 106% of net revenues, compared to $1,366,236 or 531% of net revenues for the similar 2001 period. The absolute dollar decreases for the 2002 three-and-six month periods were primarily due to (i) a decrease in wage expense of $28,918 and $99,516, respectively, as a result of consolidating several management positions and replacing them with less expensive developers coupled with a reduction in headcount of 2 employees for the first four months of 2002 compared with the same 2001 period; and (ii) a decrease in contract labor expense of $34,900 and $63,541, respectively. Product development expenses were further reduced in the 2002 three-month period by a decrease in employee relocation expense of $12,000. Product development expenses were further reduced in the 2002 six-month period by a decrease in travel expense of $21,181. These decreases were partially offset by an increase in bonus expense of $22,652 and $91,519 for the 2002 three-and-six month periods, respectively. We believe that significant investments in product development are critical to attaining Jabber’s strategic objectives and, as a result, we expect Jabber’s product development expenses to continue to increase in future periods. We estimate product development expenses to be approximately $1.4 million for the remainder of 2002.

       General and administrative expenses consist primarily of employee compensation, consulting expenses, fees for professional services, and non-cash expense related to stock and warrants issued for services. General and administrative expenses were $910,162 for the three-months ended June 30, 2002, or 251% of net revenues, compared with $1,550,068, or 983% of net revenues for the similar 2001 period. General and administrative expenses were $2,405,548 for the six months ended June 30, 2002, or 197% of net revenues, compared with $3,091,106, or 1201% of net revenues for the similar 2001 period. General and administrative expenses specifically related or allocated to Jabber were $526,766 for the three months ended June 30, 2002, compared to $627,668 for the similar 2001 period. General and administrative expenses specifically related or allocated to Jabber were $1,253,358 for the six months ended June 30, 2002, compared to $1,240,581 for the similar 2001 period. During the 2002 three-and-six month periods, Jabber incurred $56,230 and $119,608, respectively, for its share of Webb’s corporate expenses, which is comprised primarily of employee compensation and related expenses. This represents a decrease in the 2002 three-and-six month periods of $234,246 and $395,957, respectively, compared with the similar 2001 periods. The decreases in the 2002 three-and-six-month periods were primarily due to (i) a decrease in legal fees of $43,280 and $28,914, respectively; and (ii) a reduction in non-cash compensation expense of $35,468 and $119,133, respectively, related to grants of Jabber’s common stock in 2000. General and administrative expenses were further reduced in the 2002 three-month period as a result of incurring $18,260 less in travel costs due to fewer trips to Europe. These decreases were partially offset in the 2002 three-and-six month periods by (i) an increase in compensation costs of $102,769 and $236,878, respectively, as a result of adding four employees, including an executive officer; and (ii) an increase of $32,071 and $69,145, respectively, in office rent for the lease of a larger space in connection with Jabber being the prime lessee for the space occupied by Jabber and Webb. We expect Jabber’s general and administrative expenses to increase in future periods as Jabber continues to build the administrative infrastructure needed to support its business. We estimate Jabber’s general and administrative expenses to be at least $1.2 million for the remainder of 2002.

       General and administrative expenses specifically related or allocated to Webb, primarily for general corporate activities, were $383,396 for the three months ended June 30, 2002, compared with $922,400 for the similar 2001 period. General and administrative expenses specifically related or allocated to Webb were $1,152,190 for the six months ended June 30, 2002, compared with $1,850,525 for the similar 2001 period. General and administrative expenses were reduced primarily as a result of cost saving measures implemented in the fourth quarter of 2001 and a general reduction in costs associated with supporting a smaller organization since the termination our AccelX business in October 2001. We reduced headcount from 18 to 5 employees between the first quarter of 2001 and the second quarter of 2002, which resulted in a reduction of $231,791 and $516,544, in the 2002 three-and-six month periods, respectively, in compensation and other employee related and travel expenses. General and administrative expenses were further reduced in the 2002 three-and-six month periods as a result of (i) a decrease of non-cash expense associated with stock and warrants issued for services of $227,470 and $280,683, respectively; (ii) a decrease of $117,226 and $225,922, respectively, in office rent due to the assignment of the lease to Jabber and a sublease of space from Jabber at a reduced monthly cost; (iii) a reduction of $113,805 and $175,418, respectively, in consulting fees incurred for investor relations; (iv) a reduction in of $51,778 and $117,644, respectively, for computer hardware and software expenses including support agreements and outsourced hosting services and; (v) a reduction of $16,240 and $53,338, respectively, in contract labor associated with outsourced human resource and recruiting services. These reductions were partially offset by decreases in the 2002 three-and-six month periods of $205,737 and $ 425,957, respectively, in expenses allocated to Jabber. In future periods, we expect corporate general and administrative expenses to decrease as a percentage of revenues as revenues increase. We estimate Webb’s general and administrative expenses to be approximately $0.6 million for the remainder of 2002.

       Depreciation and amortization was $434,499 and $980,568 for the three and six months ended June 30, 2002, respectively, compared to $554,428 and $1,099,204, respectively, for the similar 2001 periods. During the three and six months ended June 30, 2002, Jabber recorded amortization expense totaling $310,357 and $691,748, respectively, related to intangible assets compared to $365,662 and $727,305, respectively, for the same 2001 periods. As of June 30, 2002, Jabber’s intangible assets are fully amortized.

Other Income and Expenses:

       Interest income was $11,721 and $25,538 for the three and six months ended June 30, 2002, respectively, compared to $18,272 and $107,543, respectively, for the 2001 periods. We earn interest by investing surplus cash in highly liquid investment funds or AAA or similarly rated commercial paper.

       Interest expense was $208 and $616,162 for the three and six months ended June 30, 2002, respectively, compared to $248,668 and $2,894,147, respectively, for the similar 2001 periods. The decrease in interest expense in the 2002 three-month period is a result of the repayment of a portion of our 10% convertible note payable and exchange of the balance into convertible preferred stock in March 2002; the repayment of short-term notes payable during the first quarter of 2002; and the conversion of the Jabber convertible note payable to Jabber’s common stock in April 2002. As of June 30, 2002, we do not have any remaining outstanding debt obligations and we do not expect to incur interest expense during the remainder of 2002. Interest expense is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Interest expense on 10%
note payable	$-	$215,426	$551,224	$2,845,344
Interest expense on short-
term notes payable	-	-	62,544	-
Interest expense on Jabber
convertible note
payable	208	32,482	2,394	32,482
Interest expense on capital
leases payable	-	760	-	16,321

Total interest expense	208	248,668	616,162	2,894,147
Non- cash interest expense	208	195,474	560,413	2,787,845

Net cash interest expense	$-	$53,194	$55,749	$106,302

       Non-cash interest expense is recorded for the following items:

•	Amortization of financing costs associated with the issuance of the 10% note payable;
•	Amortization of discounts on the notes from the allocation of a portion of the cash proceeds to the value of the warrants issued in connection with the notes;
•	Interest paid through the issuance of similar notes;
•	Resets of the conversion price for the 10% note payable;
•	Resets of the exercise price resets for the warrants issued in connection with the 10% note payable and one of the convertible notes payable; and
•	Warrant issued in connection with exchange of the 10% note payable balance for preferred stock.

       (See Item 1 - Financial Statements Notes 5, 6 and 8 to Notes to Condensed Consolidated Financial Statements for information regarding the non-cash interest expense recorded for these transactions). A summary of non-cash interest expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

10% note payable-
Amortization of financing
costs	$-	$113,264	$135,388	$235,029
Amortization of discount	–	40,292	49,144	84,732
Principal-in-kind notes	–	9,436	–	9,436
Additional interest expense
due to anti-dilution
protection on
conversion feature	–	–	255,060	2,394,234
Additional interest expense
due to reset of second
10% note payable
warrant	–	–	74,086	31,932

Total non-cash interest
expense on 10% note
payable	–	162,992	513,678	2,755,363

Convertible note payable-
Amortization of discount	–	–	29,976	–
Additional interest expense
due to reset of
warrant	–	–	14,365	–

Total non-cash interest
expense on
convertible note
payable	–	–	44,341	–

Interest paid with issuance
on notes payable on
Jabber convertible
note payable	208	32,482	2,394	32,482

Total non-cash interest
expense	$208	$195,474	$560,413	$2,787,845

       Loss on debt extinguishment was $1,162,934 for the six months ended June 30, 2002. The loss on debt extinguishment was comprised of $625,164 resulting from consummating a transaction in March 2002, with the holder of our 10% convertible note in which $1,212,192 of the outstanding principal was exchanged for 1,984 shares for our series D preferred stock. The loss was calculated by multiplying the increase in the number of common shares issuable upon conversion by the fair market value of our common stock on the date the transaction closed. We recorded an additional loss on debt extinguishment of $537,770 for the value of the warrant in connection with exchange for series D preferred stock. The value of the warrant was computed using the Black-Scholes option pricing model. Refer to Item 1 – Financial Statements Note 6 to Notes to Condensed Consolidated Financial Statements for a description of this transaction.

       Other income was $4,660 and $11,368 for the three and six months ended June 30, 2002, respectively. Other income was $1,300 and $13,368 for the three and six months ended June 30, 2001, respectively. Other income in the 2002 and 2001 periods was primarily from collections of accounts receivable, which were previously written off as a bad debt expense in previous periods.

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

       Loss from discontinued operations consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues	$-	$590,830	$-	$1,469,759

Costs and expenses:
Cost of revenues	–	900,339	–	1,981,320
Sales and marketing expenses	–	284,097	–	676,875
Product development expenses	–	688,907	–	1,779,407
General and administrative
expenses	–	262,290	–	495,418
Depreciation and amortization	–	525,615	–	1,045,175

Total costs and expenses	–	2,661,248	–	5,978,195

Operating loss	–	(2,070,418)	–	(4,508,436)
Other income (expenses), net	–	(2,885)	–	(17,517)

Loss from discontinued operations	$–	$(2,073,303)	$–	$(4,525,953)

Minority Interest:

       Minority interest arises from the allocation of losses in Jabber to its minority stockholders. Minority stockholders of Jabber include holders of Jabber's common stock, holders of Jabber's series B preferred stock, and the holder of 25 shares of Jabber's series C preferred stock. We allocate a portion of Jabber's net losses to the minority shareholders to the extent of their share in the net assets of Jabber. For the three and six months ended June 30, 2002, we allocated $1,929,784 and $2,039,962, respectively, of Jabber's losses to its minority stockholders, compared to $65,175 and $178,540 for the three and six months ended June 30, 2001, respectively. As a result of the transaction entered into with FTTI as discussed below, losses allocated to minority interest for the 2002 three-and-six month periods included $1,611,869 of Jabber's losses allocated to FTTI which represents the difference between the Jabber losses allocated to FTTI prior to the FTTI Effective Date and the amount of Jabber losses that that would have been allocated to FTTI had the transaction occurred from inception of the FTTI investment in Jabber (the “FTTI catch-up”).

       On April 8, 2002, we entered into an agreement with Jabber and FTTI, pursuant to which Webb and FTTI agreed to convert substantially all of their respective shares of Jabber's preferred stock into shares of Jabber's common stock as of the “FTTI Effective Date.” The FTTI Effective Date was April 29, 2002. As part of the agreement, the pledge by Webb to FTTI of 1,400,000 shares of Webb's Jabber preferred stock was terminated, Webb exchanged the principal and interest of a $1,100,000 note payable from Jabber for shares of Jabber's common stock at $1.00 per share and FTTI converted the principal and interest on a Jabber convertible note for $100,000 into shares of Jabber's common stock, also at $1.00 per share.

          Additionally, Webb recorded $3,043,038 as an increase to additional paid-in capital in accordance with SAB 51. The amount was computed as the difference between FTTI’s minority interest balance after the transaction and allocation of the FTTI catch-up and multiplying Jabber’s net worth at April 29, 2002, by FTTI’s ownership percentage after the transaction.

          In a separate transaction, Webb acquired all of the shares of Jabber’s common stock and preferred stock owned by DiamondCluster, valued at $759,503, in consideration for which Webb issued to DiamondCluster 911,645 shares of Webb’s common stock at $0.67 per share. The resulting difference between the value of the Webb shares issued and the value of the Jabber securities acquired was $122,451, resulting in a reduction in the cost basis for Jabber’s property and equipment and intangible assets, of $86,898 and $35,553, respectively. During the three months ended June 30, 2002, we recorded $6,295 less in depreciation expense and $35,553 less in amortization expense as a result of this transaction.

          As a result of the transactions discussed above, through June 30, 2002, we have allocated Jabber’s losses to FTTI to the full extent of their minority interest in Jabber represented by the value of Jabber common stock owned by FTTI. Consequently, unless FTTI or other potential investors purchase Jabber securities which permit for the allocation of Jabber losses to those investors, the amount of Jabber losses allocated to minority shareholders in future periods will be near zero.

          Jabber common stock equivalents at April 29, 2002, before the April 2002 stock transactions were as follows:

Securities	Webb	FTTI	DiamondCluster	Others	Total

Series A preferred
stock	8,050,000	750,000	–	–	8,800,000
Series B preferred
stock and accrued
dividends	–	4,428,710	733,253	–	5,161,963
Series C preferred
stock and accrued
dividends	8,464,038	–	–	26,397	8,490,435
Common stock	–	–	37,500	875,000	912,500

Total	16,514,038	5,178,710	770,753	901,397	23,364,898

Ownership percentage	70.7%	22.2%	3.3%	3.8%	100.0%

          Jabber common stock equivalents at April 29, 2002, after the April 2002 stock transactions are as follows:

Securities	Webb	FTTI	DiamondCluster	Others	Total

Series A preferred
stock	–	–	–	–	–
Series B preferred
stock	–	100,000	–	–	100,000
Series C preferred
stock	100,000	–	–	25,000	125,000
Common stock	18,290,232	5,185,712	–	876,397	24,352,341

Total	18,390,232	5,285,712	–	901,397	24,577,341

Ownership percentage	74.8%	21.5%	–	3.7%	100.0%

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

       Accounting principles generally accepted in the United States require us to record the beneficial conversion feature, other deemed dividends, the value of warrants and, in most instances, the cash offering costs as additional preferred stock dividends. This non-cash charge to net loss applicable to common stockholders is labeled “Accretion of preferred stock to redemption value” in the accompanying condensed consolidated statement of operations.

       Accretion expense was $8,234 and $638,323, respectively, for the three and six months ended June 30, 2002. We recorded accretion expense of $479,442 as a result of the reset of the conversion price of our series C-1 preferred stock in January 2002, from $2.50 per share to $1.00 per share. The accretion expense was calculated by multiplying the increase in the number of common shares issuable upon conversion by the fair market value of our common stock on the commitment date. The accretion expense was limited to the net proceeds from the sale of the series C-1 preferred stock less the total accretion expense recorded in previous periods. We also recorded accretion expense of $148,259 and $10,622 for the 2002 six month period for the resets of the series C-1 preferred stock and series B preferred stock warrants, respectively. The accretion expense was calculated by computing the difference between the warrant value immediately preceding and after the reset using the Black-Scholes option pricing model. Refer to Item 1 – Financial Statements Note 8 to Notes to Condensed Consolidated Financial Statements for the calculation of these charges.

       During the 2001 three-and-six-month periods, we recorded accretion expense totaling $27,550 and $2,886,441, respectively, including $1,970,558 related to the issuance of our series C-1 preferred stock and $886,069 related to the reset of the conversion price of our series B-2 preferred stock on February 28, 2001.

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

       The terms of Jabber's series B preferred stock provided for an 8% cumulative dividend. For the three and six months ended June 30, 2002, we recorded $28,269 and $124,551, respectively, of preferred stock dividends, all of which are payable to third parties. In addition, Jabber's series C preferred stock also provides for an 8% cumulative dividend. The series C preferred stock dividends totaled $44,854 and $200,120 for the three and six months ended June 30, 2002, respectively, of which $44,712 and $199,484, respectively, were eliminated in consolidation as the dividends were payable to Webb.

       Net Loss Applicable to Common Stockholders:

       Net loss applicable to common stockholders was $413,972 and $4,865,757 for the three and six months ended June 30, 2002, respectively, compared with $5,401,535 and $16,250,316, respectively, for the similar 2001 periods. Jabber's net loss applicable to common stockholders for the three and six months ended June 30, 2002, were $1,984,797 and $3,650,152, respectively, including $73,123 and $324,671, respectively, in non-cash preferred stock dividend expense, compared with net loss applicable to common stockholders of $2,075,350 and $4,094,906, respectively, for the similar 2001 three-and-six month periods, respectively.

       The decrease in losses for the three months ended June 30, 2002, are primarily a result of (i) recording a non-cash pick-up from minority interest in the net loss of Jabber of $1,611,869; (ii) incurring $2,073,303 less in operating losses for our AccelX operations as a result of the termination of this business segment in October 2001; and (iii) incurring $248,460 less in interest expense as the notes payable were either repaid or exchanged for preferred stock. Losses for the six months ended June 30, 2002 were further reduced by (i) a reduction of Webb’s interest expense of $2,277,985; (ii) a decrease of $2,122,931 in preferred stock dividends and preferred stock accretion expense; (iii) an increase in Jabber’s gross margin of $1,140,361, primarily a result of increased revenues and a change in the revenue mix from lower margin professional service fees to higher volume software license fee revenues; and (iv) a decrease in depreciation and amortization expense of $118,636. These reductions in 2002 were partially offset by non-cash charges of $1,162,934 related to a loss on debt extinguishment. We expect Webb’s losses to be approximately $0.6 million for the remainder of 2002. We expect Jabber to incur approximately $2.3 million in losses for the remainder of 2002 due to the significant time between product development and market introduction as well as the long sales cycle for most of Jabber’s products.

       Included in net losses allocable to common stockholders are non-cash expenses for transactions related to acquisitions, financing, and securities we issued for services as summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Amortization of intangible
assets and goodwill	$310,357	$864,646	$691,748	$1,719,791
Stock and warrants issued
for services	36,207	299,055	63,643	433,701
Beneficial conversion
feature, amortization
of discount and
financing costs to
interest expense and
non-cash interest
related to the 10%
convertible note
payable	–	162,992	513,678	2,755,363
Amortization of discount
and non-cash interest
expense on short-term
note payable	–	–	44,340	–
Loss on debt
extinguishment	–	–	1,162,934	–
Preferred stock dividends	28,411	–	125,187	–
Accretion of preferred
stock	8,234	27,550	638,323	2,886,441

Total	$383,209	$1,354,243	$3,239,853	$7,795,296

LIQUIDITY AND CAPITAL RESOURCES

       We used $3,879,376 in cash to fund our operations for the six months ended June 30, 2002, compared to $8,244,311 for the similar 2001 period. We used $49,167 in cash from investing activities for the six months ended June 30, 2002, compared to $100,673 for the similar 2001 period. We received $6,604,401 in net cash from financing activities for the six months ended June 30, 2002, compared with $4,851,167 for the similar 2001 period.

       Following the purchase of Jabber preferred stock by FTTI in July 2001, our Webb and Jabber businesses have been separately funded. Consequently, liquidity and capital resources for each business is presented below.

       As of June 30, 2002, Jabber had cash and cash equivalents of $359,178 and working capital deficit of $635,420. Webb financed Jabber’s operations and capital expenditures and other investing activities during the six months ended June 30, 2002, primarily through a $1.1 million investment in Jabber common stock and a $500,000 convertible secured loan.

       Jabber used $2,088,499 in cash to fund its operations for the six months ended June 30, 2002, compared to $3,290,702 for the similar 2001 period. The decrease in cash used by operations in 2002 was primarily due to an increase of $1.2 million in cash collected from customers.

       Jabber used $47,862 in investing activities for the purchase of property and equipment for the six months ended June 30, 2002, compared with $499,658 for the similar 2001 period, which included cash advances to Webb of $433,475. Jabber plans to purchase approximately $30,000 of property and equipment for the remainder of 2002.

       We believe that the cash on hand and the $1.9 million Webb has budgeted from its remaining working capital to fund Jabber’s operations will be sufficient to fund Jabber’s activities only until January 2003. Jabber will need to raise additional working capital of approximately $3 million to fund its operations until Jabber can achieve cashflow break even, which is currently estimated to be in the third quarter of 2003. Our belief regarding Jabber’s cash requirements is based on Jabber’s current financial projections which forecasts Jabber consuming $2.3 million of cash for operations during the last two quarters of 2002 and $1.9 in the first two quarter of 2003 and generating $2 million of positive cash in the second half of 2003 and continuing to generate positive cash from operations thereafter. The use of cash is predicated on Jabber meeting its revenue projections and managing its expense levels to forecasted amounts. We estimate Jabber revenues for the last two quarters of 2002 to be $1.8 to $2.3 million and revenues for 2003 to triple over those of 2002 and to double from 2003 to 2004. Software license fees are projected to account for 34% of net revenues for the remainder of 2002, and 75% in 2003 and 2004. We estimate Jabber’s expenses to be $4 million for the last two quarters of 2002 and to increase to $9.9 million in 2003 and $14 million in 2003. Jabber has a limited operating history upon which to base its projections, particularly its revenue projections, and there can be no assurance that Jabber will be able to meet its projections for revenues and expenses. In addition, since many of Jabber’s expenses are fixed or must be incurred in advance of revenues, Jabber’s working capital requirements could increase significantly over projected levels if Jabber does not meet its revenue projections. Therefore, Jabber may require more cash for its operations than our current projections indicate. In this circumstance, Jabber would have to seek additional funding or reduce its operating activities. Webb and Jabber have begun discussions with investors for an additional $4 to $7 million of financing through the sale of Jabber securities. However, we have no commitment for the additional sale of Jabber’s securities and there can be no guarantee that this financing will be completed, or if completed, that the terms of any such future financing will be acceptable. If we are not successful in obtaining funding in appropriate amounts or on appropriate terms, we would consider additional reductions in Jabber’s operating activities.

       As of June 30, 2002, Webb had cash and cash equivalents of $3,232,351 and working capital of $3,691,723. We financed our operations and capital expenditures and other investing activities during 2002 through the sale of securities for which we received $7,500,000 in net proceeds (See Item I - Financial Statements Note 5 to Notes to Condensed Consolidated Financial Statements for information regarding sales of securities). Of the $7.5 million raised in the first quarter of 2002, approximately $1.1 million has been used to pay outstanding obligations, $1.6 million has been used to fund Jabber’s operations, $822,000 has been used to pay the portion of the principal and accrued interest of our 10% convertible note payable which was not exchanged for shares of our preferred stock and approximately $775,000 has been used to pay Webb’s 2002 operating expenses. Of the remaining balance of approximately $3.2 million, $1.3 million is to be used to fund Webb’s operating expenses and $1.9 million is expected to be used to fund Jabber’s operating expenses.

       We used $1,790,877 in cash to fund Webb’s operations for the six months ended June 30, 2002, compared to $4,498,732 for the similar 2001 period. The decrease in 2002 is primarily a result of $4,525,953 in losses in 2001 from our AccelX business which we terminated in October 2001, and a net reduction of $698,000 in Webb’s corporate expenses in 2002 as a result of reducing the size of Webb’s corporate organization. These reductions in the use of cash were partially offset by an increase in the use of cash of $900,000 as a result of paying 2001 obligations in the first quarter of 2002. Webb’s monthly cash operating expenses are estimated to average approximately $105,000 per month for the remainder of 2002.

       Webb used $1,601,305 in net investing activities for the six months ended June 30, 2002, compared with receiving $398,985 in net cash for the similar period of 2001, which included $433,475 of cash advances from Jabber. Webb invested $1.1 million in Jabber in the first quarter of 2002, loaned Jabber an additional $500,000 in the second quarter of 2002 and has budgeted up to an additional $1.9 million to fund Jabber’s operations during the remainder of 2002. Webb does not plan to purchase a significant amount of property and equipment during 2002.

       During the six months ended June 30, 2002, Webb received $6,604,401 in net cash from financing activities, compared with $2,339,439 for the similar 2001 period. During 2002, Webb received proceeds of $1.2 million from the issuance of short-term notes payable and $7.5 million from the sale of common stock and warrants. During 2002, Webb repaid $1.34 million of short-term notes payable, including accrued interest payable, and $35,599 in capital leases payable.

       We had cash on-hand of approximately $3.1 million at August 1, 2002. We believe that these funds will be adequate to sustain Webb’s operations until at least the third quarter of 2003. The $1.9 million budgeted for Jabber is expected to fund Jabber’s operations only until January 2003. We will need to raise additional working capital of at least $3 million to fund the combined operations until Jabber can achieve cashflow break even, which is currently estimated to be in the third quarter of 2003. In order to provide greater flexibility in determining the timing and the level of investments in marketing and product development initiatives, to provide operating reserves which could be required to fund operations in the event that Jabber does not achieve projected revenues and to establish additional strategic relationships, we are continuing to seek additional equity investments through either additional sales of Webb or Jabber securities. . We have no commitments or agreements for the sale of any additional securities and there can be no assurance that we will be able to raise any additional working capital.

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

       Our limited operating history makes it difficult to evaluate our business. We were founded in March 1994 and began sales in February 1995. Subsequently, our business model has changed periodically to reflect changes in technology and markets. We have a limited operating history for our current business model upon which you may evaluate us. Our business is subject to the risks, exposures and difficulties frequently encountered by early-stage companies with a limited operating history including:

•	Limited ability to respond to competitive developments;
•	Exaggerated effect of unfavorable changes in general economic and market conditions;
•	Limited ability to adjust our business plan to address marketplace and technological changes; and
•	Difficulty in obtaining operating capital.

       We expect to incur net losses into 2003. We have incurred net losses since we began our business totaling approximately $121 million through June 30, 2002, including approximately $67 million of non-cash expenses. We expect to incur additional substantial operating and net losses in 2002, and do not expect to achieve positive cash flow from operations until at least the third quarter of 2003. We expect to incur these additional losses because:

•	We intend to incur capital expenditures and operating expenses in excess of revenues of approximately $2.3 million during the remainder of 2002 to cover the increasing activities of Jabber, Inc.;
•	We expect to spend approximately $0.6 million during the remainder of 2002 to finance operating expenses besides those for Jabber, Inc.; and
•	We may incur significant non-cash expenses from current financing transactions and may continue to incur significant non-cash expenses due to financing and other equity-based transactions.

       If we are unable to raise additional working capital, we may not be able to sustain our operations. Our present cash and cash equivalents and working capital will, based on current estimates, be adequate to sustain operations for Jabber, Inc. until only January of 2003. In the event that Jabber’s revenues are less than projected or we desire to increase marketing and business development expenses over projected levels, we will need to obtain additional capital to fund our business. Operating expenses for Jabber, Inc. currently exceed revenues by approximately $450,000 per month. Operating expenses for our corporate activities are being funded separately from those for Jabber, Inc., are expected to be approximately $570,000 for the remainder of 2002 and $370,000 for the first six months of 2003. There is no assurance that we will be able to raise additional funds in amounts required or upon acceptable terms. If we cannot raise additional funds when needed, we may be required to curtail or scale back our operations or sell some of our assets, including our stock in our Jabber subsidiary.

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

       A limited number of our customers generate a significant portion of our revenues. We had five and three customers representing 78% and 81% of revenues for the three and six months ended June 30, 2002, respectively. We expect that current customers will account for a significant percentage of our revenues during the remainder of 2002 and 2003. There is no assurance that we will be able to retain major customers or attract additional major customers. The loss of, or reduction in demand for our products or services from major customers could have a material adverse effect on our operating results and cash flow from operations.

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

       An investment in our common stock is risky because the price of our stock is highly volatile. Our common stock closed as high as $1.18 per share and as low as $0.23 per share between January 1, 2002 and August 8, 2002. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

•	Price and volume fluctuations in the stock market at large that do not relate to our operating performance;
•	Fluctuations in our quarterly revenue and operating results; and
•	Increases in outstanding shares of common stock upon exercise or conversion of derivative securities.

These factors may continue to affect the price of our common stock in the future.

       We have issued numerous options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of August 8, 2002, we had issued warrants and options to acquire approximately 17.1 million shares of our common stock, exercisable at prices ranging from $0.65 to $38.44 per share, with a weighted average exercise price of approximately $1.81 per share. We had also reserved 2,984,000 shares of common stock for issuance upon conversion of our series D junior convertible preferred stock. During the terms of these derivative securities, the holders will have the opportunity to profit from an increase in the market price of our common stock with resulting potential dilution to the holders of shares who purchased shares for a price higher than the applicable exercise or conversion price. The increase in the outstanding shares of our common stock because of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by current and future holders of our common stock.

       The significant number of shares issuable upon conversion of our convertible securities could make it difficult to obtain additional financing. 2,984,000 shares of our common stock may be issued if our series D junior convertible preferred stock is converted. The number of our shares issuable upon conversion or exercise of our derivative securities could increase due to future financings. Due to this significant potential increase in the number of our outstanding shares of common stock, new investors may either decline to make an investment in Webb due to the potential negative effect this additional dilution could have on their investment or require that their investment be on terms at least as favorable as the terms of the notes or convertible preferred stock. If we are required to provide similar terms to obtain required financing in the future, the onerous terms and significant dilution of these financings could be perpetuated and significantly increased. The current price of our common stock may make it difficult to raise capital because of the terms of the notes and the convertible preferred stock. Issuances of common stock below $1.00 in future financings would result in substantial additional shares being issued to a significant shareholder and to holders of our convertible securities, causing substantial dilution to other shareholders as well as substantial non-cash charges against our earnings.

       Future sales of our common stock in the public market could depress the price of our common stock. Actual or potential future sales of substantial amounts of common stock in the public market could depress the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of August 8, 2002, these shares consist of:

•	Up to 2,984,000 shares issuable upon conversion of our series D junior convertible preferred stock; and
•	Approximately 17.1 million shares issuable to warrant and option holders.

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

PART II

OTHER INFORMATION

Items 1 - 5.             Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits:

	3.1	Articles of Incorporation, as amended, of Webb Interactive Services, Inc. (1)
	3.2	Bylaws of Webb Interactive Services, Inc. (2)
	4.1	Specimen form of Webb Interactive Services, Inc. Common Stock certificate (3)
	4.2	Webb Interactive Services, Inc. Stock Option Plan of 1995 (2)
	4.3	Form of Incentive Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (2)
	4.4	Form of Nonstatutory Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (2)
	4.5	Webb Interactive Services, Inc. Stock Option Plan of 2000, including forms of Incentive and Nonstatutory Stock Option Agreements (4)
	4.6	Jabber, Inc. Stock Option Plan of 2000, including forms of Incentive and Nonstatutory Stock Option Agreements (4)
	4.7	Articles of Amendment setting forth the terms of Series D Junior Convertible Preferred Stock (5)
	4.8	Stock Purchase Warrant dated August 25, 1999, as amended December 18, 1999, issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, Inc. (6)
	4.9	Stock Purchase Warrant dated December 18, 1999 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, Inc. (6)
	4.10	Stock Purchase Warrant dated December 31, 1999 issued to by Webb Interactive Services, Inc. Marshall Capital Management, Inc. and Castle Creek Technology Partners, LLC (7)
	4.11	Form of Stock Purchase Warrant dated February 28, 2001 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, LLC (8)
	4.12	Form of Stock Purchase Warrant, form of Series D Stock Purchase Warrant and form of amended Stock Purchase Warrants dated January 17, 2002 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, LLC (5)
	4.13	Form of Stock Purchase Warrant dated December 21, 2001 issued by Webb Interactive Services, Inc. to Jona, Inc. (5)
	4.14	Form of Stock Purchase Warrant dated January 17, 2002 issued by Webb Interactive Services, Inc. to Jona, Inc. (5)
	10.1	Form of Nondisclosure and Nonsolicitation Agreement between Webb Interactive Services, Inc. and its employees (1)
	10.2	Employment Agreement between Jabber, Inc. and Robert Balgley, dated December 11, 2000 (12)
	10.3	Employment Agreement between Jabber, Inc. and Gwenael Hagen, dated August 1, 2001 (12)
	10.4	Employment Agreement between Webb Interactive Services, Inc. and William R. Cullen, dated March 1, 2002 (12)
	10.5	Employment Agreement between Webb Interactive Services, Inc. and Lindley S. Branson, dated March 1, 2002 (12)
	10.6	Office lease for Webb Interactive Services, Inc.'s principal offices commencing May 2000 (9)
	10.7	First Amendment to office lease, Assignment and Assumption of Lease and Consent to Lease (12)
	10.8	Agreement for sublease of office space (12)
	10.9	Form of Change of Control Agreement between Webb Interactive Services, Inc. and certain employees (10)
	10.10	Stock Purchase Agreement dated July 6, 2001, among Jabber, Inc., France Telecom Technologies Investissements and Webb Interactive Services. Included as an exhibit is the certificate of designation for Jabber, Inc. series B convertible preferred stock, investors rights agreement and stockholders agreement (11)

10.11	Agreement dated April 8, 2002, among Webb Interactive Services, Inc., Jabber, Inc. and France Telecom Technologies Investissements (13)
10.12	Exchange Agreement dated as of April 26, 2002 between Webb Interactive Services, Inc. and DiamondCluster International, Inc. (13)
10.13	Securities Purchase Agreement dated as of January 17, 2002, between Webb Interactive Services, Inc. and Jona, Inc. Included as an exhibit is a Registration Rights Agreement (5)
10.14	Letter Agreement between Webb Interactive Services, Inc. and Jona, Inc. (12)
10.15	Exchange Agreement dated January 17, 2002 between Webb Interactive Services, Inc. and Castle Creek Technology Partners LLC. Included as an exhibit is a Registration Rights Agreement (5)
10.16	General Agreement for the Procurement of The License of Software and Services Between Jabber, Inc. and AT&T Corp. dated March 22, 2002 (14)
21	Subsidiaries of Webb Interactive Services, Inc. (12)
99.1	Certification pursuant to 18 U.S.C. Section 1350 (*)

(*)	Filed herewith.
(1)	Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
(2)	Filed with the Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(3)	Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.
(4)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2002. Commission File No. 0-28462.
(5)	Filed with the current report on Form 8-K, filed on January 22, 2002 and amended on January 29, 2002.
(6)	Filed with Amendment No. 2 to Webb's Registration Statement on Form S-3, filed January 3, 2000, Commission File No. 333-87887.
(7)	Filed with the Form 8-K Current Report, filed January 5, 2000, Commission File No. 0-28642.
(8)	Filed with the Form 8-K Current Report, filed March 1, 2001, Commission File No. 0-28642.
(9)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 1999, Commission File No. 0-28462.
(10)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 1998, Commission File No. 0-28462.
(11)	Filed with the current report on Form 8-K, filed August 1, 2001, Commission File No. 0-28642.
(12)	Filed with the From 10-KSB Annual report for the year ended December 31, 2001, Commission File No. 0-28462
(13)	Filed with the current report on Form 9-K, filed May 2, 2002, Commission File No. 0-286842.
(14)	Filed with the Form 10-QSB, filed May 15, 2002, Commission File No. 0-28642.
(b) Reports on Form 8-K. The Company filed reports on Form 8-K during the quarter ended June 30, 2002, as follows: (i) under Item 4 of Form 8-K, on July 1, 2002.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBB INTERACTIVE SERVICES, INC.

Date: August 14, 2002	By	/s/ William R. Cullen

Chief Executive Officer - Chief Financial Officer

/s/ Stuart Lucko

Controller