Form 10-Q
period 2002-09-30
WEBB INTERACTIVE SERVICES INC
filed 2002-11-14
CIK 1011901

FORM 10-QSB– Quarterly
Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of l934.

For the period ended September 30, 2002.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to .

Commission File Number 0-28462.

WEBB INTERACTIVE SERVICES, INC.
(Exact name of registrant as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization	84-1293864 I.R.S. Employer Identification No.)

1899 WYNKOOP, SUITE 600, DENVER, CO (Address of principal executive offices)	80202 (Zipcode)

(303) 308-3180
(Registrant’s telephone number, including area code)

______________________________________________________________
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

☒ Yes      ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

             As of November 1, 2002, Registrant had 21,655,667 shares of common stock outstanding.

WEBB INTERACTIVE SERVICES, INC.

Signatures	42

Certifications	43-44

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-QSB entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Operating Results,” which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission (“SEC”). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company’s business.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEBB INTERACTIVE SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$2,090,958	$919,198
Accounts receivable, net of allowance for doubtful accounts of $44,823 and $27,005, respectively	530,453	307,247
Accounts receivable from a related party	81,316	107,744
Prepaid expenses	152,923	33,377
Note receivable from Company officer	150,813	160,822
Short-term deposits and other current assets	8,904	68,862

Total current assets	3,015,367	1,597,250
Property and equipment, net of accumulated depreciation of $1,188,142 and $924,856, respectively	1,105,759	1,541,045
Intangible assets, net of accumulated amortization of none and $2,370,495, respectively	—	727,301
Deferred financing assets	—	233,451

Total assets	$4,121,126	$4,099,047

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$539,945	$741,923
Accrued salaries and payroll taxes payable	645,249	344,316
10% convertible note payable, net of discount of none and $84,776, respectively	—	1,847,416
Convertible note and accrued interest payable	—	104,607
Capital leases payable	—	63,930
Short-term note payable	—	175,000
Accrued interest payable	—	58,964
Deferred revenue and customer deposits	159,788	192,592
Net current liabilities of discontinued operations	27,581	306,846

Total current liabilities	1,372,563	3,835,594
Commitments and contingencies
Minority interest in subsidiary	118,739	5,674,496
Stockholders’ equity (deficit):
Preferred stock, no par value, 5,000,000 shares authorized:
Series D junior convertible preferred stock, 2,784 and none shares issued and outstanding, respectively	1,862,497	—
Series C-1 convertible preferred stock, none and 2,500 shares issued and outstanding, respectively	—	2,450,000

Common stock, no par value, 60,000,000 shares authorized, 21,445,667 and 11,331,522 shares issued and outstanding, respectively	103,165,757	93,155,341
Warrants and options	20,039,427	15,010,930
Accumulated other comprehensive loss	(13,729)	(5,049)
Accumulated deficit	(122,424,128)	(116,022,265)

Total stockholders’ equity (deficit)	2,629,824	(5,411,043)

Total liabilities and stockholders’ equity (deficit)	$4,121,126	$4,099,047

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated balance sheets.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	$801,514	$242,333	$1,861,715	$415,866
Net revenues from a related party	124,999	3,400	288,229	87,346

Total net revenues	926,513	245,733	2,149,944	503,212

Operating expenses:
Cost of revenues	229,452	183,098	447,024	665,019
Cost of revenues from a related party	60,572	—	150,070	—
Sales and marketing expenses	608,422	277,645	1,469,158	739,209
Product development expenses	677,315	805,956	1,969,256	2,172,192
General and administrative expenses	779,383	1,371,865	3,184,932	4,462,970
Depreciation and amortization	118,900	575,307	1,099,468	1,675,070

	2,474,044	3,213,871	8,319,908	9,714,460

Loss from operations	(1,547,531)	(2,968,138)	(6,169,964)	(9,211,248)
Interest income	8,517	12,630	34,055	118,970
Other income, net	4,402	8,780	12,191	23,246
Loss on extinguishment of 10% note payable	—	—	(1,162,934)	—
Interest expense	—	(212,397)	(616,162)	(3,106,544)

Net loss from continuing operations	(1,534,612)	(3,159,125)	(7,902,814)	(12,175,576)
Net loss from discontinued operations	—	(2,200,006)	—	(6,725,968)

Net loss before minority interest	(1,534,612)	(5,359,131)	(7,902,814)	(18,901,544)
Minority interest in losses of subsidiary	8,893	72,550	2,048,855	251,090

Net loss before extraordinary income	(1,525,719)	(5,286,581)	(5,853,959)	(18,650,454)
Extraordinary income	—	—	225,993	—

Net loss	(1,525,719)	(5,286,581)	(5,627,966)	(18,650,454)
Preferred stock dividends	—	(57,989)	(125,187)	(57,989)
Accretion of preferred stock to redemption value	(10,387)	(35,192)	(648,710)	(2,921,633)

Net loss applicable to common stockholders	$(1,536,106)	$(5,379,762)	$(6,401,863)	$(21,630,076)

Net loss applicable to common stockholders from continuing operations per share, basic and diluted	$(0.07)	$(0.30)	$(0.35)	$(1.41)

Net loss applicable to common stockholders per share from discontinued operations, basic and diluted	—	$(0.20)	—	$(0.63)

Net loss per share, basic and diluted	$(0.07)	$(0.50)	$(0.35)	$(2.04)

Weighted average shares outstanding, basic and diluted	21,342,624	10,872,058	18,527,602	10,605,041

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(5,627,966)	$(18,650,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	407,720	938,261
Amortization expense	691,748	2,660,522
Impairment loss	—	1,019,301
Loss from extinguishment of 10% note payable	1,162,934	—
Extraordinary income from creditor concessions	(225,993)	—
Minority interest in losses of subsidiary	(2,048,855)	(251,090)
Stock and stock options issued for services	71,143	562,189
Gain on sale and disposal of property and equipment	(2,022)	(1,330)
Bad debt expense	24,918	67,073
Accrued interest payable on convertible note payable	2,394	43,134
Accrued interest income on notes receivable	—	(10,054)
Interest expense on 10% convertible note from beneficial conversion feature	255,060	2,394,234
Interest expense for reset of second 10% note payable warrant	74,086	—
Interest expense for reset of warrant issued with Jona short-term note payable	14,365	—
Notes payable issued for interest on 10% convertible note payable	—	9,809
Amortization of 10% convertible note payable discount	49,144	118,155
Amortization of short-term note payable discount	29,976	7,869
Amortization of 10% convertible note payable financing costs	135,388	326,894
Amortization of short-term notes payable financing costs	—	10,500
Changes in operating assets and liabilities:
Decrease in restricted cash	—	50,000
(Increase) decrease in accounts receivable	(219,110)	236,581
Decrease (increase) in accounts receivable from a related party	26,428	(107,744)
(Increase) decrease in prepaid expenses	(112,193)	45,547
Decrease in short-term deposits and other assets	59,958	371,000
(Decrease) increase in accounts payable and accrued liabilities,	(347,221)	114,111
Increase (decrease) in accrued salaries and payroll taxes payable	279,702	(433,207)
Decrease in accrued interest payable	(48,632)	(11,175)
Decrease in customer deposits and deferred revenue	(32,804)	(3,606)

Net cash used in operating activities	(5,379,832)	(10,493,480)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	2,022	22,293
Purchase of property and equipment	(59,327)	(198,721)
Collection of notes receivable from Company officers	10,009	30,000

Net cash used in investing activities	(47,296)	(146,428)

Cash flows from financing activities:
Payments on capital leases	(35,599)	(109,961)
Payment of short-term notes payable	(1,340,000)	—
Payment on 10% note payable	(720,000)	—
Proceeds from issuance of short-term notes payable	1,200,000	340,000
Proceeds from issuance of common stock and warrants	7,500,000	—
Proceeds from exercise of stock options and warrants	—	24,219
Proceeds from issuance of convertible note payable	—	2,500,000
Proceeds from issuance of series C-1 preferred stock and warrant	—	2,500,000
Proceeds form issuance of Jabber preferred stock	—	2,525,000
Short-term notes payable financing costs	—	(21,000)
Preferred stock cash offering costs	—	(50,000)

Net cash provided by financing activities	6,604,401	7,708,258

Net increase (decrease) in cash and cash equivalents	1,177,273	(2,931,650)
Effect of foreign currency exchange rate changes on cash	(8,680)	(5,357)
Cash and cash equivalents, beginning of period	922,365	4,856,686
Cash in discontinued operations	—	(3,604)

Cash and cash equivalents, end of period	$2,090,958	$1,916,075

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

WEBB INTERACTIVE SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Nine Months Ended September 30,

	2002	2001

Supplemental disclosure of cash flow information:
Cash paid for interest	$104,381	$201,031

Supplemental schedule of non-cash investing and financing activities:
Accretion of preferred stock to stated value and other deemed dividends	$648,710	$2,921,633
Preferred stock dividends on Jabber preferred stock	$125,187	$57,989
Preferred stock converted to common stock	$1,250,000	$492,553
10% note payable exchanged for series D preferred stock	$1,078,497	$—
10% note payable converted to common stock	$—	$568,938

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

WEBB INTERACTIVE SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
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

         We have not been profitable since inception. Our ability to become profitable depends on our ability to market our products and services and generate revenues sufficient to exceed our expenses. Because of the new and evolving nature of instant messaging technologies and Jabber’s early stage of development, we cannot be sure that our revenue model will prove to be viable, whether demand for our products and services will materialize at the prices we expect to charge, or whether current or future pricing levels will be sustainable. In January and March 2002, we raised $7.5 million in cash through the sale of Webb’s common stock and common stock purchase warrants (See Note 5). At September 30, 2002, we had $2,090,958 in cash and cash equivalents.

         We have expended significant funds to develop Jabber’s current product offerings and we anticipate continuing losses in 2002 and at least the first nine months of 2003 as we further develop and market Jabber’s products in advance of market acceptance in sufficient quantities to achieve positive cash flow from operations. Webb does not currently have a source of revenue which is independent from its Jabber subsidiary, and is therefore dependent on the success of its Jabber subsidiary. As a result of the France Telecom Technologies Investissements (“FTTI”) investment in Jabber, Jabber is being funded separately. Webb expects to make additional investments in Jabber in the future. Our continued long-term viability depends, in part, on Jabber’s ability to obtain additional profitable customer contracts.

         We believe that the funds available at November 1, 2002 provide us with sufficient capital to operate Webb through at least September 2003 and Jabber to March 2003. We have begun discussions with several investors for an additional $4 to $7 million of financing for Jabber through the sale of Webb or Jabber securities. However, we have no commitment for the additional sale of these securities. Therefore, there can be no guarantee that this financing will be completed, or if completed, that the terms of any such financing will be acceptable. If we are not successful in obtaining funding in appropriate amounts or on appropriate terms, we would consider additional reductions in our operating activities.

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

         For software arrangements with multiple elements, we apply the residual method prescribed by SOP 98-9, “Modification of SOP 97-2 “Software Revenue Recognition” with Respect to Certain Transactions.” Revenue applicable to undelivered elements, principally software maintenance, training and limited implementation services, is determined based on vendor specific objective evidence (“VSOE”) of the fair value of those elements. VSOE is established by the price of the element when it is sold separately (i.e., the renewal rate for software maintenance and normal prices charged for training and professional services). Revenue applicable to the delivered elements is deemed equal to the remainder/residual amount of the fixed arrangement price. Assuming none of the undelivered elements are essential to the functionality of any of the delivered elements, we recognize the residual revenue attributed to the delivered elements when all other criteria for revenue recognition for those elements have been met.

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

         Net revenues from continuing operations are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues
Licenses	$467,447	$220,000	$1,179,302	$280,000
Licenses to France Telecom, a related party	—	—	—	73,746

Total license revenue	467,447	220,000	1,179,302	353,746

Services	334,067	22,333	682,413	135,866
Services provided to France Telecom, a related party	124,999	3,400	288,229	13,600

Total service revenue	459,066	25,733	970,642	149,466

Total net revenues	$926,513	$245,733	$2,149,944	$503,212

         Included in net service revenues for the three and nine months ended September 30, 2002, is $119,248 and $270,976, respectively, in professional service revenue and $5,751 and $17,253, respectively, in support and maintenance revenue from France Telecom (collectively France Telecom and its subsidiaries or affiliates, “FT”), an investor in Jabber. In February 2002, Jabber and FT entered into a fixed price professional services agreement, valued at $455,000, whereby Jabber is providing professional consulting services for general IM technology as well as IM technology integration with FT proprietary product offerings. Jabber expects to recognize $113,796 in revenue from this contract during the remainder of 2002 and $70,228 during the first quarter of 2003. Support and maintenance revenue recognized in the first quarter relates to the one-year support and maintenance agreement FT entered into on October 1, 2001, in connection with the license of Jabber’s commercial server to FT (“OEM license”). In October 2002, Jabber entered into an agreement with FT to amend the OEM license agreement whereby FT purchased a user-based license including the first year of support and maintenance for $500,000. In addition, FT has an option to purchase additional licenses on or before December 15, 2002, and a second option to purchase an unlimited user license on or before December 15, 2003. We expect to recognize at least $437,489 in revenue in the fourth quarter of 2002 from the initial purchase. Should the additional options be exercised, the resulting revenue would be recognized on a straight-line basis over the three-year term of the contract.

NOTE 3 – INTANGIBLE ASSETS

         On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires us to evaluate the carrying value of our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the estimated cost to sell the asset. At September 30, 2002, the intangible assets, which consisted of technology utilized by Jabber acquired by Webb in a 1999 acquisition, were fully amortized.

         We recorded amortization expense totaling $0 and $940,071 (including $511,151 from discontinued operations in 2001) for the three months ended September 30, 2002 and 2001, respectively. We recorded amortization expense totaling $691,748 and $2,660,522 (including $1,503,637 from discontinued operation in 2001) for the nine months ended September 30, 2002 and 2001, respectively. Amortization expense was reduced in the

2002 nine-month period by $35,553 as a result of the step-down adjustment allocated to intangible assets resulting from Webb’s purchase of Jabber minority interest in April 2002 (See Note 7).

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

	September 30,

	2002	2001

Stock options	4,557,919	3,586,358
Warrants	12,715,315	1,255,315
Series D preferred stock	2,784,000	—
10% convertible note payable	—	772,877
Series B-2 preferred stock	—	180,000
Series C-1 preferred stock	—	1,000,000

Total	20,057,234	6,794,550

         The number of potential shares excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method, were 75,525 and 199,670 for the three and nine months ended September 30, 2002, respectively, and 104,710 and 147,380 for the three and nine months ended September 30, 2001, respectively.

NOTE 5 – INVESTMENT BY JONA, INC.

         On January 17, 2002, we sold 1,100,000 units of our securities to Jona Inc. (“Jona”) for $1,100,000 (the “January 2002 Jona transaction”). Each unit consisted of one share of common stock and one warrant to purchase an additional share of common stock at an exercise price of $1.00 per share. The warrants may be exercised at any time by the holder from the date of issuance for a period of 5 years. On March 11, 2002, Webb’s shareholders approved the sale to Jona of an additional 3,900,000 units for $3,900,000, which were purchased by Jona on March 12, 2002.

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

         The warrants issued in connection with the units, as well as the warrants issued as offering costs provide for anti-dilution protection in the event we issue common stock at prices less than the current conversion or exercise price for the securities or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. If the exercise price is reduced, we may be required to record additional charges against income and such charges may be significant.

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

         Series D Junior Convertible Preferred Stock-

         As a result of the transactions described above, we issued 4,034 shares of series D preferred stock with 2,784 shares being outstanding at September 30, 2002. The series D preferred stock does not bear dividends and does not entitle the holders to any voting rights except as required by Colorado law. Each share of series D preferred stock is convertible into 1,000 shares of our common stock. The series D preferred stock is convertible into common stock unless the conversion would result in the holder being a beneficial owner of more than 4.99% of our common stock. The current conversion price is $1.00 per share. The conversion price is also subject to anti-dilution protection if we issue our common stock at prices less than the conversion price for the preferred stock or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. If the conversion price is reduced, we may be required to record a charge to income.

         The series D preferred stock has liquidation preferences. If we liquidate, dissolve or wind-up our business, whether voluntarily or involuntarily, after we pay our debts and other liabilities, the holder of the preferred stock will be entitled to receive from our remaining net assets, before any distribution to the holders of our common stock, the amount of $1,000 per share.

         During the nine months ended September 30, 2002, the holder of our series D preferred stock converted 1,250 shares into 1,250,000 shares of our common stock at conversion prices per share of $1.00 as follows:

	Number of Shares

Conversion Date	Series C-1 Preferred Stock	Common Stock

March 15, 2002	250	250,000
April 3, 2002	200	200,000
April 25, 2002	100	100,000
May 7, 2002	150	150,000
May 8, 2002	50	50,000
June 13, 2002	50	50,000
June 18, 2002	50	50,000
June 25, 2002	200	200,000
August 21, 2002	200	200,000

	1,250	1,250,000

         During October 2002, the holder of our series D preferred stock converted 200 shares into 200,000 shares of our common stock at conversion prices per share of $1.00 (See Note 13).

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

         As a result of the transaction, Webb recorded a non-cash adjustment to minority interest in Jabber of $1,611,869, which represents the difference between the Jabber losses allocated to FTTI prior to the FTTI Effective Date and the amount of Jabber losses that would have been allocated to FTTI had the transaction occurred at inception of the FTTI investment in Jabber. Additionally, Webb recorded $3,043,038 as an increase to additional paid-in capital in accordance with Staff Accounting Bulletin No. 51. “Accounting for Sales of Stock By a Subsidiary” (SAB 51). The amount was computed as the difference between FTTI’s minority interest balance after the transaction and allocation of the $1,611,869 FTTI minority interest adjustment and multiplying Jabber’s net worth at April 29, 2002, by FTTI’s ownership percentage after the transaction.

         In a separate transaction, Webb acquired all of the shares of Jabber’s common stock and preferred stock owned by DiamondCluster International, Inc. (“DiamondCluster”), valued at $759,503, in consideration for which Webb issued to DiamondCluster 911,645 shares of Webb’s common stock at $0.67 per share. The resulting difference between the value of the Webb shares issued and the value of the Jabber securities acquired was $122,451, resulting in a reduction in the cost basis for Jabber’s property and equipment and intangible assets, of $86,898 and $35,553, respectively. During the three and nine months ended September 30, 2002, we recorded $9,440 and $15,736, respectively, less in depreciation expense and $35,553 less in amortization expense during the nine months ended September 30, 2002, as a result of this transaction.

         Jabber common stock equivalents at April 29, 2002, before the April 2002 stock transactions were as follows:

Securities	Webb	FTTI	Diamond Cluster	Others	Total

Series A preferred stock	8,050,000	750,000	—	—	8,800,000
Series B preferred stock and accrued dividends	—	4,428,710	733,253	—	5,161,963
Series C preferred stock and accrued dividends	8,464,038	—	—	26,397	8,490,435
Common stock	—	—	37,500	875,000	912,500

Total	16,514,038	5,178,710	770,753	901,397	23,364,898

Ownership percentage	70.7%	22.2%	3.3%	3.8%	100.0%

         Jabber common stock equivalents at April 29, 2002, after the April 2002 stock transactions are as follows:

Securities	Webb	FTTI	Diamond Cluster	Others	Total

Series A preferred stock	—	—	—	—	—
Series B preferred stock	—	100,000	—	—	100,000
Series C preferred stock	100,000	—	—	25,000	125,000
Common stock	18,290,232	5,185,712	—	876,397	24,352,341

Total	18,390,232	5,285,712	—	901,397	24,577,341

Ownership percentage	74.8%	21.5%	—	3.7%	100.0%

NOTE 8 – RESET OF CONVERSION AND EXERCISE PRICES OF SECURITIES

         The original terms of our 10% convertible note payable, preferred stock and the warrants issued in connection with those securities provide for anti-dilution protection in the event we issue common stock at prices less than the current conversion or exercise price for the securities or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. On January 17, 2002, we issued common stock at $1.00 per share (See Note 5). Accordingly, in accordance with terms of the original agreements, the conversion prices for the 10% note payable and our series C-1 preferred stock as well as the exercise prices for the second 10% note payable warrant and series C-1 preferred stock warrant were reset as indicated in the tables that follow.

	Conversion or Exercise Price Immediately Preceding Reset	Conversion or Exercise Price Immediately After Reset

10% convertible note payable	$2.50	$1.00
Series C-1 preferred stock	$2.50	$1.00
Series C-1 preferred stock warrant	$2.50	$1.00
Series B preferred stock warrants	$0.766	$0.766
Second 10% note payable warrant	$9.33431	$1.00

         The non-cash expense resulting from the reset was recorded as additional interest expense for the 10% convertible note payable and as an additional deemed preferred stock dividend for the series C-1 preferred stock. The non-cash expense was calculated based on the incremental common shares issuable upon conversion and our appropriate common stock value. The additional beneficial conversion feature non-cash expense in 2002 was limited to the net proceeds from the sale of the securities less the amount of beneficial conversion feature expense recorded in previous periods. The calculations of the non-cash expenses are presented in the table that follow.

	Series C-1 Preferred Stock	10% Convertible Note Payable

Value of security	$2,500,000	$1,932,192
Conversion price before reset	$2.50	$2.50
Number of common shares issuable upon conversion before reset	1,000,000	772,877
Conversion price after reset	$1.00	$1.00
Number of common shares issuable upon conversion after reset	2,500,000	1,932,192
Fair market value of common stock on commitment date	$3.00	$10.07
Calculated beneficial conversion feature	$3,000,000	$11,674,302

Net proceeds from sale of securities	$1,714,721	$4,616,816
Accretion or interest expense recorded in previous periods	$1,235,279	$4,361,756
Additional interest expense due to anti-dilution protection on conversion feature	—	$255,060
Additional beneficial conversion feature recognized as deemed preferred stock dividend	$479,442	—

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

         The exercise price for the series B preferred stock warrants is subject to being reset every 90 days until January 20, 2003, based upon future market prices for our common stock. If the current exercise price is higher than the current market price (the lower of the average closing bid prices for the 10-day period ending on such date or the closing bid price on such date), the exercise price will be reset to the market price. The exercise price was reset to $0.71 per share on February 7, 2002, to $0.52 on May 8, 2002, and to $0.2425 on August 6, 2002. As a result, we recorded preferred stock accretion expense totaling $10,837 and $21,009 for the three and nine months ended September 30, 2002, respectively, calculated using the Black-Scholes option pricing model utilizing the following assumptions:

	February 7, 2002		May 8, 2002		August 6, 2002

	Immediately Preceding Reset	Immediately After Reset	Immediately Preceding Reset	Immediately After Reset	Immediately Preceding Reset	Immediately After Reset

Warrant value	$178,592	$180,980	$158,335	$166,569	$62,385	$72,722
Exercise price	$0.766	$0.71	$0.71	$0.52	$0.52	$0.2425
Fair market value of common stock on re-determination date	$0.70	$0.70	$0.62	$0.62	$0.28	$0.28
Option life	3 years	3 years	2.8 years	2.8 years	25 years	2.5 years
Volatility rate	126%	126%	134%	134%	138%	138%
Risk free rate of return	6.71%	6.71%	6.71%	6.71%	2.59%	2.59%
Dividend rate	0%	0%	0%	0%	0%	0%
Expense recorded	NA	$2,388	NA	$8,234	NA	$10,387

NOTE 9 – STOCK BASED COMPENSATION EXPENSE

         During 2000, Jabber issued 912,500 shares of its common stock to employees of Jabber, a former officer of Webb and members of the Jabber advisory boards. The shares vest over periods ranging from grant date to two years. We recorded the value of these shares as deferred compensation, totaling $523,700, and recognize the related non-cash expense in the period the shares vest. During the three and nine months ended September 30, 2002, we recognized $7,500 and $34,936, respectively, of deferred compensation as non-cash compensation expense. At September 30, 2002, the remaining deferred compensation was zero.

         On March 12, 2002, we entered into a nine-month consulting agreement with an investor relations firm to provide Webb with services to strengthen our shareholder base and enhance company awareness among investors and brokers. Compensation to the firm included a cash retainer fee of $7,000 per month and 12,500 restricted shares of our common stock, which we issued on June 5, 2002. We valued the shares of common stock at the fair market value on the grant date and recorded compensation expense on the grant date totaling $6,500.

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

         Loss from discontinued operations consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	$—	$296,782	$—	$1,766,541

Costs and expenses:
Cost of revenues	—	581,569	—	2,562,889
Sales and marketing expenses	—	90,566	—	767,440
Product development expenses	—	251,172	—	2,030,579
General and administrative expenses	—	48,399	—	544,356
Depreciation and amortization	—	536,568	—	1,581,743
Impairment loss	—	1,019,301		1,019,301

Total costs and expenses	—	2,528,115	—	8,506,308

Operating loss	—	(2,231,333)	—	(6,739,767)
Other income, net	—	31,327	—	13,799

Loss from discontinued operations	$—	$(2,200,006)	$—	$(6,725,968)

         Net current liabilities of discontinued operations consists of the following:

	September 30, 2002	December 31, 2001

Net current liabilities of discontinued operations:
Current assets of discontinued operations:
Cash	$—	$3,167
Accounts receivable, net	—	29,014
Prepaid expenses and other current assets	—	7,353

Total current assets of discontinued operations	—	39,534

Accounts payable and accrued liabilities	27,581	325,149
Accrued salaries and payroll taxes payable	—	21,231

Total current liabilities of discontinued operations	27,581	346,380

Net current liabilities of discontinued operations	$27,581	$306,846

NOTE 11 – EXTRAORDINARY INCOME

         As a result of settlements negotiated with our creditors during 2002 for liabilities incurred generally in 2001, we recorded an extraordinary gain totaling $225,993 during the nine months ended September 30, 2002.

NOTE 12 – BUSINESS SEGMENT INFORMATION

         We have two reportable business segments: Jabber andWebb. Jabber is a commercial developer of real-time communications software and IM solutions and is building upon the growing demand and adoption of the Jabber.org open-source project by offering proprietary, scalable extensible IM solutions for carriers and service providers, for OEM and ISV partners, and for large enterprises. Webbconsists of corporate activities such as accounting, administration, public reporting and financing activities. All revenue from continuing operations for all periods presented is from our Jabber segment.

	September 30, 2002	December 31, 2001

Assets
Webb	$(1,049,779)	$(1,475,819)
Jabber	1,355,712	2,327,766
Eliminations	3,815,193	3,247,100

Total assets	$4,121,126	$4,099,047

Property and equipment, net
Webb	$711,990	$1,287,486
Jabber	464,931	253,559
Eliminations	(71,162)	—

Total	$1,105,759	$1,541,045

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net Loss from Continuing Operations
Webb	$(1,535,159)	$(2,369,475)	$(7,638,676)	$(11,207,475)
Jabber	(1,240,366)	(2,057,225)	(4,565,846)	(6,152,130)
Eliminations	1,240,913	1,267,575	4,301,708	5,184,029

Net loss from continuing operations	$(1,534,612)	$(3,159,125)	$(7,902,814)	$(12,175,576)

Depreciation and Amortization
Webb	$71,740	$112,994	$265,053	$433,489
Jabber	56,600	462,313	885,704	1,241,581
Eliminations	(9,440)	—	(51,289)	—

Total depreciation and amortization	$118,900	$575,307	$1,099,468	$1,675,070

Property and equipment additions
Webb			$10,000	$39,423
Jabber			49,327	123,562
Discontinued operations			—	35,736

Total			$59,327	$198,721

NOTE 13 – SUBSEQUENT EVENTS

         During October 2002, the holder of our series D preferred stock converted 200 shares into 200,000 shares of our common stock at conversion prices per share of $1.00.

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

•
Financial and administrative support of the Jabber.org development community and the Jabber Software Foundation to support the widespread adoption of the open source extensible messaging and presence protocol, or XMPP, as the preferred standard for XML-based message routing and delivery.

         On March 1, 2001, Jabber released its first proprietary server software, the Jabber Commercial Server, a highly scaleable Jabber server that provides the foundation for Jabber’s current and future server products. The Jabber Commercial Server provides enterprises and service providers with enhanced performance, scalability, reliability and security compared to the Jabber open-source software.

         Prior to October 2001, we operated our AccelX business segment which was focused primarily on selling software and services to distributors of local commerce. We terminated that business in October 2001. The income and expense from this business segment is reflected as a discontinued operation for all periods presented.

         We have incurred losses from operations since inception. At September 30, 2002, we had an accumulated deficit of approximately $122 million, which included approximately $67 million of non-cash expenses related to the following:

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

         We have not been profitable since inception. Our ability to become profitable depends on our ability to market our products and services and generate revenues sufficient to exceed our expenses. Because of the new and evolving nature of instant messaging technologies and Jabber’s early stage of development, we cannot be sure that our revenue model will prove to be viable, whether demand for our products and services will materialize at the prices we expect to charge, or whether current or future pricing levels will be sustainable. We have expended significant funds to develop Jabber’s current product offerings and we anticipate continuing losses in 2002 and at least the first nine months of 2003 as we further develop and market Jabber’s products in advance of market acceptance in sufficient quantities to achieve positive cash flow from operations. Webb does not currently have a source of revenue which is independent from its Jabber subsidiary, and is therefore dependent on the success of its Jabber subsidiary. As a result of the FTTI investment in Jabber, Jabber and Webb are being funded separately.

Webb expects to make additional investments in Jabber in the future. Our continued long-term viability depends, in part, on Jabber’s ability to obtain additional profitable customer contracts.

         Jabber projects revenues to increase significantly during 2003 and 2004 compared to 2002 and to achieve positive cash flow from operations by the fourth quarter of 2003. Because of our limited operating history, we do not have significant historical financial data upon which to base our revenue or expense forecasts and there can be no assurance that we will be able to meet our projections for 2003 and subsequent years. Jabber’s revenues in the first three quarters of 2002 were derived primarily from software license sales, software support and maintenance fees and professional service fees.

LIQUIDITY AND CAPITAL RESOURCES

         We used $5,379,832 in cash to fund our consolidated operations for the nine months ended September 30, 2002, compared to $10,493,480 for the similar 2001 period. We used $47,296 in cash from investing activities for the nine months ended September 30, 2002, compared to $146,428 for the similar 2001 period. We received $6,604,401 in net cash from financing activities for Webb and Jabber for the nine months ended September 30, 2002, compared with $7,708,258 for the similar 2001 period.

         Following the purchase of Jabber preferred stock by FTTI in July 2001, our Webb and Jabber businesses have been separately funded. Consequently, liquidity and capital resources for each business is presented below.

         As of September 30, 2002, Jabber had cash and cash equivalents of $152,295 and working capital deficit of $1,817,103. Webb financed Jabber’s operations and capital expenditures and other investing activities during the nine months ended September 30, 2002, primarily through a $1.1 million investment in Jabber common stock and a $1.6 million convertible secured loan.

         Jabber used $3,369,965 in cash to fund its operations for the nine months ended September 30, 2002, compared to $4,613,429 for the similar 2001 period. The decrease in cash used by operations in 2002 was primarily due to an increase of $1.4 million in cash collected from customers and a reduction in operating expenses of $100,000 compared with the similar 2001 period.

         Jabber used $49,332 in investing activities for the purchase of property and equipment for the nine months ended September 30, 2002, compared with $123,562 for the similar 2001 period. Jabber plans to purchase approximately $415,000 of property and equipment during the next twelve months.

         Jabber received $2.68 million from financing activities which includes $1.1 million from the sale of common stock and $1.6 million in the form of demand loans from Webb, compared with $6,577,770 for the similar 2001 period, which included cash invested by Webb of $2,327,770 and $4,250,000 invested by FTTI.

         We believe that Jabber’s cash on hand of $150,000, collections from the outstanding accounts receivable of $900,000 and the $495,000 Webb has budgeted to fund Jabber at November 1, 2002, will be sufficient to fund Jabber’s activities to March 2003. Jabber will need to raise additional working capital of at least $2 million to fund its operations until Jabber is expected to achieve cashflow break even, which is currently estimated to be by the fourth quarter of 2003. Our belief regarding Jabber’s cash requirements is based on Jabber’s current financial projections which forecast Jabber consuming $860,000 of cash for operations during the last quarter of 2002 and $2 million during 2003. The use of cash is predicated on Jabber meeting its revenue projections and managing its expense levels to forecasted amounts. We estimate Jabber revenues for the last quarter of 2002 to be $1.1 to $1.4 million and revenues for 2003 to increase 2.5 times over those of 2002 and to double from 2003 to 2004. Software license fees are projected to account for 60% of net revenues for the remainder of 2002, and 70% in 2003 and 2004. We estimate Jabber’s expenses, excluding depreciation and amortization, to be $2 million for the last quarter of 2002 and to increase to $10 million in 2003 and $12.6 million in 2004. Jabber has a limited operating history upon which to base its projections, particularly its revenue projections, and there can be no assurance that Jabber will be able to meet its projections for revenues and expenses. In addition, since many of Jabber’s expenses are fixed or must be incurred in advance of revenues, Jabber’s working capital requirements could increase significantly over projected levels if Jabber does not meet its revenue projections. Therefore, Jabber may require more cash for its operations than our current projections indicate. In this circumstance, Jabber would have to seek additional funding or reduce its operating activities. Webb and Jabber have begun discussions with investors for an additional $4 to $7 million of financing through the sale of Webb or Jabber securities. However, we have no commitment for the additional sale of securities and there can be no guarantee that this financing will be completed, or if completed, that the terms of any such future financing will be acceptable. If we are not successful in obtaining funding in appropriate amounts or on appropriate terms, we would consider additional reductions in Jabber’s operating activities.

         As of September 30, 2002, Webb had cash and cash equivalents of $1,938,663 and working capital of $3,459,907, including the Jabber note receivable of $1.6 million. We financed our operations and capital expenditures and other investing activities during 2002 through the sale of securities for which we received $7.5 million in net proceeds (See Item I - Financial Statements Note 5 to Notes to Condensed Consolidated Financial Statements for information regarding sales of securities). Of the $7.5 million raised in the first quarter of 2002, approximately $1.1 million has been used to pay outstanding obligations, $2.7 million has been used to fund Jabber’s operations, $822,000 has been used to pay the portion of the principal and accrued interest of our 10% convertible note payable which was not exchanged for shares of our preferred stock, and approximately $978,000 has been used to pay Webb’s 2002 operating expenses. Of the remaining balance of approximately $1.9 million at September 30, 2002, $1.1 million is to be used to fund Webb’s operating expenses, $325,000 was loaned to Jabber during October 2002, and $495,000 may be used to fund Jabber’s future operating expenses.

         We used $2,009,867 in cash to fund Webb’s operations for the nine months ended September 30, 2002, compared to $5,880,051 for the similar 2001 period. The decrease in 2002 is primarily a result of $6,725,968 in losses in 2001 from our AccelX business which we terminated in October 2001, and a net reduction of $698,000 in Webb’s corporate expenses in 2002 as a result of reducing the size of Webb’s corporate organization. These reductions in the use of cash were partially offset by an increase in the use of cash of $900,000 as a result of paying 2001 obligations in the first quarter of 2002. Webb’s monthly cash operating expenses are estimated to average approximately $90,000 per month for the remainder of 2002.

         Webb used $2,677,964 in net investing activities for the nine months ended September 30, 2002, compared with $2,350,636 in net cash for the similar period of 2001, which included $2,327,770 of cash invested in Jabber. Webb invested $1.1 million in Jabber in the first quarter of 2002, loaned Jabber an additional $1.6 million in the second and third quarters of 2002 and has budgeted up to an additional $820,000 to fund Jabber’s future operations. Webb does not plan to purchase a significant amount of property and equipment during 2002.

         During the nine months ended September 30, 2002, Webb received $6,604,401 in net cash from financing activities, compared with $3,458,258 for the similar 2001 period. During 2002, Webb received proceeds of $1.2 million from the issuance of short-term notes payable and $7.5 million from the sale of common stock and warrants. During 2002, Webb repaid $1.34 million of short-term notes payable, including accrued interest payable, and $36,000 in capital leases payable.

         Webb had cash on-hand of approximately $1.6 million at November 1, 2002. We believe that these funds, less the amounts we have budgeted to fund Jabber's operations will be adequate to sustain Webb’s operations until at least the third quarter of 2003. We will need to raise additional working capital of at least $2 million to fund the combined operations until Jabber can achieve cashflow break even, which is currently estimated to be by the fourth quarter of 2003. In order to provide greater flexibility in determining the timing and the level of investments in marketing and product development initiatives, to provide operating reserves which could be required to fund operations in the event that Jabber does not achieve projected revenues and to establish additional strategic relationships, we are continuing to seek additional equity investments through either additional sales of Webb or Jabber securities. We have no commitments or agreements for the sale of any additional securities and there can be no assurance that we will be able to raise any additional working capital.

RESULTS OF OPERATIONS

         Continuing operations of Webb refer to the Jabber business segment and Webb’s corporate activities. Jabber commenced operations in May 2000, and was a development-stage enterprise through March 2001.

Revenues:

         Jabber’s total revenue for the 2002 three-month period ended September 30, 2002, increased 3.8 times to $926,513 compared to $245,733 for the similar 2001 period. The revenue mix between license fees and services was 50% each for the 2002 three-month period. Jabber’s total revenue for the 2002 nine-month period ended September 30, 2002, increased 4.3 times to $2,149,944 compared to $503,212 for the similar 2001 period. The revenue mix between license fees and services was 55% and 45%, respectively, for the 2002 nine-month period. The significant increase in revenues in the 2002 periods are primarily due to revenues earned from licensing Jabber’s proprietary IM software products, which were initially released in March 2001 and associated professional service revenues earned in connection with integrating and customizing its products. Prior to March 2001, Jabber earned revenue primarily from professional service contracts for the customization of the open-source IM software.

         Components of net revenues from continuing operations and cost of revenues, which excludes any allocation of depreciation or amortization expense, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues
Licenses	$467,447	$220,000	$1,179,302	$353,746
Professional services fees	392,437	—	772,040	97,625
Support and maintenance fees	66,629	25,733	198,602	51,841

Total net revenues:	926,513	245,733	$2,149,944	503,212
Cost of revenues:
Cost of licenses	146	—	399	—
Cost of professional services	238,142	120,590	479,554	401,254
Cost of support and maintenance	51,737	62,508	117,141	263,765

Total cost of revenues	290,024	183,098	597,094	665,019

Gross margin	$636,489	$62,635	$1,552,850	$(161,807)

         License revenues represent fees earned for granting customers licenses to use Jabber software products. During the third quarter of 2001, Jabber began licensing products based on a perpetual license, registered user pricing model. License revenues for the three months ended September 30, 2002, were $467,447, which represents a 112% increase when compared with $220,000 for the similar 2001 period. License revenues for the nine months ended September 30, 2002, were $1,179,302, which represents a 233% increase when compared with $353,746 for the similar 2001 period. The increases in the 2002 three-and-nine-month periods is a result of stronger demand for Jabber’s products and additional license purchases from existing customers, which represented 70% and 41% of license revenues during the 2002 three-and-nine-month periods, respectively. Software revenue recognized in the 2001 three-and nine-month month periods was primarily from licenses to two customers, including France Telecom, a related party. We are forecasting revenues from license fees to be $675,000 to $825,000 for the remainder of 2002 and to increase to $5.8 to $7.1 million in 2003 and to $12.6 to $15.4 million in 2004.

         Professional service revenue represents fees earned for custom programming, installation and integration services of Jabber software products, generally with larger enterprise organizations and consulting services.

Professional service revenues were $392,437 for the three months ended September 30, 2002, compared to $0 for the similar 2001 period. Professional service revenues were $772,040 for the nine months ended September 30, 2002, which represents a 691% increase when compared with $97,625 for the similar 2001 period. Revenues recognized from professional services in the 2002 periods were primarily from (i) a customization contract with Euro RSCG of $232,521 in the 2002 three-month period; (ii) a consulting contract with France Telecom, a related party, of $119,248 and $270,976 in the 2002 three-and-nine month periods, respectively; and (iii) a customization and integration contract with AT&T of $194,800 in the 2002 nine-month period. We are forecasting revenues from professional service contracts to be $365,000 to $447,000 for the remainder of 2002 and increase to $1.8 to $2.2 million in 2003 and to $2.8 to $3.5 million in 2004.

         Support and maintenance fee revenues are derived from annual support and maintenance contracts associated with the sale of Jabber’s software products and customized month-to-month support agreements with customers generally billed on a time and materials basis. Annual fees for support and maintenance are generally 15% to 18% of the license fee revenue and the related revenue is recognized over the term of the contract. Customers may purchase support and/or maintenance contracts for which they receive telephone support and product updates and upgrades during the term of the agreement. Customers are not obligated to purchase support and maintenance. Support and maintenance fees were $66,629 for the three months ended September 30, 2002, which represents a 159% increase when compared with $25,733 for the similar 2001 period. Support and maintenance fees were $198,602 for the nine months ended September 30, 2002, which represents a 283% increase when compared with $51,841 for the similar 2001 period. Support and maintenance fee revenues in 2002 were derived from annual support and maintenance agreements sold in connection with the licensing of Jabber’s software, while revenues in 2001 were primarily from custom support contracts which were billed at a fixed price or on a time and material basis and were for a fixed number of hours or a fixed period of time, generally less than two months. We are forecasting revenues from support and maintenance agreements to be $89,000 to $109,000 for the remainder of 2002 and increase to $0.8 to $1.0 million in 2003 and to $2.3 to $2.8 million in 2004.

         Included in net service revenues for the three and nine months ended September 30, 2002, is $119,248 and $270,976, respectively, in professional service revenue and $5,751 and $17,253, respectively, in support and maintenance revenue from France Telecom (collectively France Telecom and its subsidiaries or affiliates, “FT”), an investor in Jabber. In February 2002, Jabber and FT entered into a fixed price professional services agreement, valued at $455,000, whereby Jabber is providing professional consulting services for general IM technology as well as IM technology integration with FT proprietary product offerings. Jabber expects to recognize $113,796 in revenue from this contract during the remainder of 2002 and $70,228 during the first quarter of 2003. Support and maintenance revenue recognized in the first quarter relates to the one-year support and maintenance agreement FT entered into on October 1, 2001, in connection with the license of Jabber’s commercial server to FT (“OEM license”). In October 2002, Jabber entered into an agreement with FT to amend the OEM license agreement whereby FT purchased a user-based license including the first year of support and maintenance for $500,000. In addition, FT has an option to purchase additional licenses on or before December 15, 2002, and a second option to purchase an unlimited user license on or before December 15, 2003. We expect to recognize at least $437,489 in revenue in the fourth quarter of 2002 from the initial purchase. Should the additional options be exercised, the resulting revenue would be recognized on a straight-line basis over the three-year term of the contract.

Cost of Revenues:

         Cost of license revenues for the 2002 three-and-nine month periods were $146 and $399, respectively, and consists of shipping costs to deliver software products net of amounts billed to customers. We expect cost of license revenues to increase as we incorporate third-party software into our product offerings.

         Cost of professional service revenues consists of compensation costs and consulting fees associated with performing custom programming, installation and integration services for Jabber’s customers. Cost of professional service revenues was $238,142 for the three months ended September 30, 2002, or 61% of net professional service revenues, compared to $120,590 for the similar 2001 period. Cost of professional service revenues was $479,554 for the nine months ended September 30, 2002, or 62% of net professional service revenues, compared to $401,254, or 411% of net professional service revenues for the similar 2001 period. During the 2002 three-and-nine month periods, we reduced our fixed costs by approximately $26,000 and $79,000, respectively, compared to the same 2001 periods as a result of restructuring the professional services organization in the third quarter of 2001 through the consolidation of responsibilities and the reduction in the number of employees in this organization from ten to four in order to better meet our current customer service levels. Fixed costs are expected to be approximately $28,000 per month for the remainder of 2002 before allocation of costs to sales or product development activities. Direct project expenses for the 2002 three-month period were $198,128 on revenues of $392,437 representing a gross margin of 50%. Direct project expenses for the 2002 nine-month period were $375,179 on revenues of $772,040 representing a gross margin of 51%, compared to $39,346 on revenues of $97,625 representing a gross margin of 60% for the similar 2001 period. The decrease in gross margin in the 2002 nine-month period is a result of lower effective billing rates in 2002 for two fixed price customer contracts compared with two time and material contracts in the similar 2001 period. In October 2002, we signed a license contract valued at $157,000 with a customer in the financial services industry. In connection with this contract, we agreed to perform significant professional services in order to develop functionality for our software products required by this customer and the financial services industry in general. The cost of the professional services for this contract are expected to exceed revenues by approximately $400,000 in the fourth quarter of 2002. We agreed to incur these costs as they are expected to result in the development of functionality for our products which will lead to additional sales to customers in the financial services industry. Excluding this contract, we expect costs of professional services revenues to be approximately 76% of net professional service revenues for the remainder of 2002. We do not expect this percentage to decrease significantly in 2003 as we believe we will continue to provide significant customization services as part of our effort to expand the functionality of our products as well as to meet the needs of individual customers. Our goal is to reduce this percentage to a more normal percentage of approximately 45% in 2004 and subsequent years as we are required to provide less customization for individual customers due to expanded functionality of our product offerings

         Cost of support and maintenance revenue was $51,737 for the three months ended September 30, 2002, or 78% of net support and maintenance revenues, compared to $62,508, or 243% of net support and maintenance fees for the similar 2001 period. Cost of support and maintenance revenue was $117,141 for the nine months ended September 30, 2002, or 59% of net support and maintenance revenues, compared to $263,765, or 509% of net support and maintenance fees for the similar 2001 period. The decrease in absolute dollars in the 2002 periods was a result of cost saving measures we implemented in the third quarter of 2001 to reduce our fixed costs in this organization through the reduction in headcount by the consolidation of responsibilities. For the 2002 nine-month period, we had an average of 2 fewer employees in 2002 as compared to the similar 2001 period. We expect cost of support and maintenance revenues to be 54% of support and maintenance revenues for the remainder of 2002, 49% in 2003 and 25% in 2004. Projected increases in costs associated with delivering these services are expected to result only to the extent required to support new customer contracts.

Operating Expenses:

         Sales and marketing expenses consist primarily of employee compensation, cost of travel, advertising and public relations costs, trade show expenses, user conferences, and costs of marketing materials. Sales and marketing expenses were $608,422 for the three-months ended September 30, 2002, or 66% of net revenues, compared to $277,645, or 113% of net revenues for the similar 2001 period. Sales and marketing expenses were $1,469,158 for the nine months ended September 30, 2002, or 68% of net revenues, compared to $739,209, or 147% of net revenues for the similar 2001 period. During the second quarter of 2002, Jabber opened a sales and marketing office in Europe in order to facilitate our emerging European market and incurred $112,405 and $183,775 in costs, primarily employee compensation, associated with these operations in the 2002 three-and-nine-month periods, respectively. We also incurred $120,410 in additional cost in the 2002 nine-month period in connection with our European Jabber users conference. In addition, the increase in absolute dollars for the 2002 three-and-nine-month periods were also attributable to (i) incurring $140,360 and $290,402 more, respectively, in commission expense; (ii) an increase in contract labor of $18,476 and $39,955, respectively, associated with telemarketing sales and business development activities; and (iii) and an increase in severance costs of $41,974 and $37,743, respectively, due to a reduction in staff in August of 2002. The increase in the 2002 nine-month period was also due to an increase in employee compensation costs of $98,232 as a result of increasing headcount by 3 employees in the first half of 2002. We expect Jabber’s sales and marketing expenses to increase on an absolute dollar basis in future periods as Jabber continues to market its products and services, develop business relationships and execute its sales plan. We estimate sales and marketing expenses to be approximately $440,000 for the remainder of 2002.

         Product development expenses consist primarily of employee compensation and programming fees relating to the development, maintenance and enhancement of the features and functionality of Jabber’s software products. During 2002 and 2001, all product development costs were expensed as incurred. Product development expenses were $677,315 for the three months ended September 30, 2002, or 73% of net revenues, compared to $805,956 or 328% of net revenues for the similar 2001 period. Product development expenses were $1,969,256 for the nine months ended September 30, 2002, or 92% of net revenues, compared to $2,172,192 or 432% of net revenues for the similar 2001 period. The absolute dollar decreases for the 2002 three-and-nine month periods were primarily due to (i) a decrease in wage expense of $24,599 and $119,450, respectively, as a result of consolidating several management positions and replacing them with less expensive developers coupled with a reduction in headcount of 4 employees for the first eight months of 2002 compared with the same 2001 period; (ii) a decrease in contract labor expense of $67,468 and $131,009, respectively; and (iii) a decrease in software expense of $29,619 and $31,726, respectively, primarily from the purchase in 2001 of third-party software we incorporated into Jabber’s products. Product development expenses were further reduced in the 2002 three-month period by $127,839 in payroll costs which are reflected in cost of professional service revenues from product development resources working on professional service contracts. Product development expenses were further reduced in the 2002 nine-month period by a decrease in employee relocation expense of $12,000 and by a decrease in travel expense of $11,638. These decreases were partially offset by an increase in bonus expense of $30,669 and $122,188 for the 2002 three-and-nine month periods, respectively. We believe that significant investments in product development are critical to attaining Jabber’s strategic objectives and, as a result, we expect Jabber’s product development expenses to continue to increase in future periods. We estimate product development expenses to be approximately $560,000 million for the remainder of 2002.

         General and administrative expenses consist primarily of employee compensation, consulting expenses, fees for professional services, and non-cash expense related to stock and warrants issued for services. General and administrative expenses were $779,383 for the three-months ended September 30, 2002, or 84% of net revenues, compared with $1,371,865, or 558% of net revenues for the similar 2001 period. General and administrative expenses were $3,184,932 for the nine months ended September 30, 2002, or 148% of net revenues, compared with $4,462,970, or 887% of net revenues for the similar 2001 period. General and administrative expenses specifically related or allocated to Jabber were $517,672 for the three months ended September 30, 2002, compared to $567,659 for the similar 2001 period. General and administrative expenses specifically related or allocated to Jabber were $1,771,032 for the nine months ended September 30, 2002, compared to $1,808,240 for the similar 2001 period. During the 2002 three-and-nine month periods, Jabber incurred $54,101 and $173,710, respectively, for its share of Webb’s corporate expenses, which is comprised primarily of employee compensation and related expenses. This represents a decrease in the 2002 three-and-nine month periods of $76,463 and $472,420, respectively, compared with the similar 2001 periods. The decreases in the 2002 three-and-nine-month periods were primarily due to (i) a reduction in non-cash compensation expense of $75,050 and $194,183, respectively, related to grants of Jabber’s common stock in 2000, and (ii) incurring $22,309 and $25,351, respectively, less in travel costs due to fewer trips to Europe. General and administrative expenses were further reduced in the 2002 nine-month period as a result of incurring $26,110 less in legal fees. These decreases were partially offset in the 2002 three-and-nine month periods by (i) an increase in compensation costs of $37,875 and $278,745, respectively, as a result of adding four employees, including an executive officer; and (ii) an increase in accounting fees of $33,300 and $77,800, respectively, as a result of performing a June 30 audit in 2002. General and administrative expense decreases were also partially offset in the nine-month period by an increase of $52,262 in office rent for the lease of a larger space in connection with Jabber being the prime lessee for the space occupied by Jabber and Webb. We expect Jabber’s general and administrative expenses to increase in future periods as Jabber continues to build the administrative infrastructure needed to support its business. We estimate Jabber’s general and administrative expenses to be at least $580,000 for the remainder of 2002. General and administrative expenses specifically related or allocated to Webb, primarily for general corporate activities, were $261,710 for the three months ended September 30, 2002, compared with $804,206 for the similar 2001 period. General and administrative expenses specifically related or allocated to Webb were $1,413,900 for the nine months ended September 30, 2002, compared with $2,654,730 for the similar 2001 period. General and administrative expenses were reduced primarily as a result of cost saving measures implemented in the fourth quarter of 2001 and a general reduction in costs associated with supporting a smaller organization since the termination our AccelX business in October 2001. We reduced headcount from 18 to 5 employees between the first quarter of 2001 and the second quarter of 2002, which resulted in a reduction of $246,331 and $780,236, in the 2002 three-and-nine month periods, respectively, in compensation and other employee related and travel expenses. General and administrative expenses were further reduced in the 2002 three-and-nine month periods as a result of (i) a decrease of non-cash expense associated with stock and warrants issued for services of $13,916 and $296,863, respectively; (ii) a decrease of $100,453 and $331,418, respectively, in office rent due to the assignment of the lease to Jabber and a sublease of space from Jabber at a reduced monthly cost; (iii) a reduction of $50,098 and $225,516, respectively, in consulting fees incurred for investor relations; and (iv) a reduction in of $25,368 and $85,826, respectively, for computer hardware and software expenses including support agreements and outsourced hosting services. For the 2002 nine-month period, general and administrative expenses were further reduced by $206,080 as a result of incurring registration penalty fees in the 2001 period to an investor because of a delay in registering the shares of our common stock issuable upon conversion of our series C-1 preferred stock and by $52,558 as a result of contract labor associated with outsourced human resource and recruiting services incurred in 2001. These reductions were partially offset by decreases in the 2002 three-and-nine month periods of $76,463 and $472,420, respectively, in expenses allocated to Jabber. In future periods, we expect corporate general and administrative expenses to decrease as a percentage of revenues as revenues increase. We estimate Webb’s general and administrative expenses to be approximately $260,000 for the remainder of 2002.

         Depreciation and amortization was $118,900 and $1,099,468 for the three and nine months ended September 30, 2002, respectively, compared to $575,307 and $1,675,070, respectively, for the similar 2001 periods. During the three and nine months ended September 30, 2002, Jabber recorded amortization expense totaling $0 and $727,300, respectively, related to intangible assets compared to $429,580 and $1,156,885, respectively, for the same 2001 periods. As of June 30, 2002, Jabber’s intangible assets were fully amortized.

Other Income and Expenses:

         Interest income was $8,517 and $34,055 for the three and nine months ended September 30, 2002, respectively, compared to $12,630 and $118,970, respectively, for the 2001 periods. We earn interest by investing surplus cash in highly liquid investment funds or AAA or similarly rated commercial paper.

         Interest expense was $0 and $616,162 for the three and nine months ended September 30, 2002, respectively, compared to $212,397 and $3,106,544, respectively, for the similar 2001 periods. The decrease in interest expense in the 2002 three-month period is a result of the repayment of a portion of our 10% convertible note payable and exchange of the balance into convertible preferred stock in March 2002; the repayment of short-term notes payable during the first quarter of 2002; and the conversion of the Jabber convertible note payable to Jabber’s common stock in April 2002. As of September 30, 2002, we do not have any remaining outstanding debt obligations, however, as a result of a bill of exchange entered into in November 2002 between Jabber and a financial institution, we will incur approximately $25,000 of interest expense during the fourth quarter of 2002 and the first quarter of 2003. Interest expense is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

10% note payable	$—	$175,147	$551,224	$3,020,491
Short-term notes payable	—	21,448	62,544	21,448
Jabber convertible note payable	—	10,879	2,394	43,362
Capital leases payable	—	4,922	—	21,243

Total interest expense	—	212,397	616,162	3,106,544
Non- cash interest expense	—	154,909	560,413	2,942,755

Net cash interest expense	$—	$57,488	$55,749	$163,789

Non-cash interest expense is recorded for the following items:

•	Amortization of financing costs associated with the issuance of the 10% note payable;

•	Amortization of discounts on the notes from the allocation of a portion of the cash proceeds to the value of the warrants issued in connection with the notes;

•	Interest paid through the issuance of similar notes;

•	Resets of the conversion price for the 10% note payable;

•	Resets of the exercise price resets for the warrants issued in connection with the 10% note payable and one of the convertible notes payable; and

•	Warrant issued in connection with exchange of the 10% note payable balance for preferred stock.

(See Item 1 – Financial Statements Notes 5, 6 and 8 to Notes to Condensed Consolidated Financial Statements for information regarding the non-cash interest expense recorded for these transactions). A summary of non-cash interest expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

10% note payable –
Amortization of financing costs	$—	$33,423	$135,388	$268,452
Amortization of discount	—	91,865	49,144	176,597
Principal-in-kind notes	—	373	—	9,809
Additional interest expense due to anti-dilution protection on conversion feature	—	—	255,060	2,394,234
Additional interest expense due to reset of second 10% note payable warrant	—	—	74,086	31,932

Total non-cash interest expense on 10% note payable	—	125,661	513,678	2,881,024

Convertible note payable -
Amortization of discount	—	7,869	29,976	7,869
Amortization of financing costs	—	10,500	—	10,500
Additional interest expense due to reset of warrant	—	—	14,365	—

Total non-cash interest expense on convertible note payable	—	18,369	44,341	18,369

Interest paid with issuance on notes payable on Jabber convertible note payable	—	10,879	2,394	43,362

Total non-cash interest expense	$—	$154,909	$560,413	$2,942,755

         Loss on debt extinguishment was $1,162,934 for the nine months ended September 30, 2002. The loss on debt extinguishment was comprised of $625,164 resulting from consummating a transaction in March 2002, with the holder of our 10% convertible note in which $1,212,192 of the outstanding principal was exchanged for 1,984 shares for our series D preferred stock. The loss was calculated by multiplying the increase in the number of common shares issuable upon conversion by the fair market value of our common stock on the date the transaction closed. We recorded an additional loss on debt extinguishment of $537,770 for the value of the warrant in connection with exchange for series D preferred stock. The value of the warrant was computed using the Black-Scholes option pricing model. Refer to Item 1 – Financial Statements Note 6 to Notes to Condensed Consolidated Financial Statements for a description of this transaction.

         Other income was $4,402 and $12,191 for the three and nine months ended September 30, 2002, respectively. Other income was $8,780 and $23,246 for the three and nine months ended September 30, 2001, respectively. Other income in the 2002 and 2001 periods was primarily from collections of accounts receivable, which were previously written off as a bad debt expense in previous periods.

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

         Loss from discontinued operations consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net revenues	$—	$296,782	$—	$1,766,541
Costs and expenses:
Cost of revenues	—	581,569	—	2,562,889
Sales and marketing expenses	—	90,566	—	767,440
Product development expenses	—	251,172	—	2,030,579
General and administrative expenses	—	48,939	—	544,356
Depreciation and amortization	—	536,568	—	1,581,743
Impairment loss	—	1,019,301	—	1.019.301

Total costs and expenses	—	2,528,115	—	8,506,308

Operating loss	—	(2,231,333)	—	(6,739,767)
Other income (expenses), net	—	31,327	—	13,799

Loss from discontinued operations	$—	$(2,200,006)	$—	$(6,725,968)

Minority Interest:

         Minority interest arises from the allocation of losses in Jabber to its minority stockholders. Minority stockholders of Jabber include holders of Jabber’s common stock, holders of Jabber’s series B preferred stock, and the holder of 25 shares of Jabber’s series C preferred stock. We allocate a portion of Jabber’s net losses to the minority shareholders to the extent of their share in the net assets of Jabber. For the three and nine months ended September 30, 2002, we allocated $8,893 and $2,048,855, respectively, of Jabber’s losses to its minority stockholders, compared to $72,550 and $251,090 for the three and nine months ended September 30, 2001, respectively. As a result of the transaction entered into with FTTI as discussed below, losses allocated to minority interest for the 2002 three-and-nine month periods included $1,611,869 of Jabber’s losses allocated to FTTI which represents the difference between the Jabber losses allocated to FTTI prior to the FTTI Effective Date and the amount of Jabber losses that would have been allocated to FTTI had the transaction occurred from inception of the FTTI investment in Jabber (the “FTTI catch-up”).

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

         In a separate transaction, Webb acquired all of the shares of Jabber’s common stock and preferred stock owned by DiamondCluster, valued at $759,503, in consideration for which Webb issued to DiamondCluster 911,645 shares of Webb’s common stock at $0.67 per share. The resulting difference between the value of the Webb shares issued and the value of the Jabber securities acquired was $122,451, resulting in a reduction in the cost basis for Jabber’s property and equipment and intangible assets, of $86,898 and $35,553, respectively. During the three and nine months ended September 30, 2002, we recorded $9,440 and $15,736 less in depreciation expense and $35,553 less in the 2002 nine-month period in amortization expense as a result of this transaction.

         As a result of the transactions discussed above, through September 30, 2002, we have allocated Jabber’s losses to FTTI to the full extent of its minority interest in Jabber represented by the value of Jabber common stock owned by FTTI. Consequently, unless FTTI or other potential investors purchase Jabber securities which permit for the allocation of Jabber losses to those investors, the amount of Jabber losses allocated to minority shareholders in future periods will be limited to the series C preferred stock investor.

         Jabber common stock equivalents at April 29, 2002, before the April 2002 stock transactions were as follows:

Securities	Webb	FTTI	DiamondCluster	Others	Total

Series A preferred stock	8,050,000	750,000	—	—	8,800,000
Series B preferred stock and accrued dividends	—	4,428,710	733,253	—	5,161,963
Series C preferred stock and accrued dividends	8,464,038	—	—	26,397	8,490,435
Common stock	—	—	37,500	875,000	912,500

Total	16,514,038	5,178,710	770,753	901,397	23,364,898

Ownership percentage	70.7%	22.2%	3.3%	3.8%	100.0%

         Jabber common stock equivalents at April 29, 2002, after the April 2002 stock transactions are as follows:

Securities	Webb	FTTI	DiamondCluster	Others	Total

Series A preferred stock	—	—	—	—	—
Series B preferred stock	—	100,000	—	—	100,000
Series C preferred stock	100,000	—	—	25,000	125,000
Common stock	18,290,232	5,185,712	—	876,397	24,352,341

Total	18,390,232	5,285,712	—	901,397	24,577,341

Ownership percentage	74.8%	21.5%	—	3.7%	100.0%

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

         Accretion expense was $10,387 and $648,710 for the three and nine months ended September 30, 2002, respectively. We recorded accretion expense of $479,442 as a result of the reset of the conversion price of our series C-1 preferred stock in January 2002, from $2.50 per share to $1.00 per share. The accretion expense was calculated by multiplying the increase in the number of common shares issuable upon conversion by the fair market value of our common stock on the commitment date. The accretion expense was limited to the net proceeds from the sale of the series C-1 preferred stock less the total accretion expense recorded in previous periods. We also recorded accretion expense of $148,259 and $10,622 for the 2002 nine month period for the resets of the series C-1 preferred stock and series B preferred stock warrants, respectively. The accretion expense was calculated by computing the difference between the warrant value immediately preceding and after the reset using the Black-Scholes option pricing model. Refer to Item 1 – Financial Statements Note 8 to Notes to Condensed Consolidated Financial Statements for the calculation of these charges.

         During the 2001 three-and-nine-month periods, we recorded accretion expense totaling $35,192 and $2,921,633, respectively, including $1,970,558 related to the issuance of our series C-1 preferred stock and $886,069 related to the reset of the conversion price of our series B-2 preferred stock on February 28, 2001.

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

         The terms of Jabber’s series B preferred stock provided for an 8% cumulative dividend. For the three and nine months ended September 30, 2002, we recorded $0 and $125,187, respectively, of preferred stock dividends, all of which are payable to third parties. In addition, Jabber’s series C preferred stock also provided for an 8% cumulative dividend. The series C preferred stock dividends totaled $0 and $200,120 for the three and nine months ended September 30, 2002, respectively, of which $199,484 for the nine-month period, was eliminated in consolidation as the dividends were payable to Webb.

Net Loss Applicable to Common Stockholders:

         Net loss applicable to common stockholders was $1,536,105 and $6,401,863 for the three and nine months ended September 30, 2002, respectively, compared with $5,379,762 and $21,630,076 for the similar 2001 periods, respectively. Jabber’s net loss applicable to common stockholders for the three and nine months ended September 30, 2002, were $1,240,366 and $4,890,518, respectively, including $0 and $324,671, respectively, in non-cash preferred stock dividend expense, compared with net loss applicable to common stockholders of $2,375,715 and $6,470,620for the similar 2001 three-and-nine month periods, respectively.

         The decrease in losses for the three months ended September 30, 2002, are primarily a result of (i) incurring $2,231,333 less in operating losses for our AccelX operations as a result of the termination of this business segment in October 2001; (ii) an increase in Jabber’s gross margin of $573,854, primarily as a result of increased revenues and a change in the revenue mix from lower margin professional service fees to higher margin software license fee revenues; (iii) a decrease in operating expenses of $390,346 as a result of decreasing headcount by 8 employees for the period; and (iv) incurring $212,397 less in interest expense as the notes payable were either repaid or exchanged for preferred stock. Losses for the nine months ended September 30, 2002 were further reduced by (i) a reduction of Webb’s interest expense of $2,490,382; (ii) a decrease of $2,205,725 in preferred stock dividends and preferred stock accretion expense; (iii) an increase in Jabber’s gross margin of $1,714,656, primarily a result of increased revenues and a change in the revenue mix from lower margin professional service fees to higher margin software license fee revenues; and (iv) a decrease in depreciation and amortization expense of $575,602. These reductions in 2002 were partially offset by $1,162,934 more in non-cash charges related to a loss on debt extinguishment. We expect Webb’s losses to be approximately $260,000 for the remainder of 2002. We expect Jabber to incur approximately $800,000 in losses for the remainder of 2002 due to the significant time between product development and market introduction as well as the long sales cycle for most of Jabber’s products.

         Included in net losses allocable to common stockholders are non-cash expenses for transactions related to acquisitions, financing, and securities we issued for services as summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Amortization of intangible assets and goodwill	$—	$901,017	$691,748	$2,620,808
Stock and warrants issued for services	7,500	128,488	71,143	562,189
Beneficial conversion feature, amortization of discount and financing costs to interest expense and non-cash interest related to the 10% convertible note payable	—	162,992	513,678	2,881,024
Amortization of discount and non-cash interest expense on short-term note payable	—	18,369	44,340	18,369
Loss on debt extinguishment	—	—	1,162,934	—
Preferred stock dividends	—	57,989	125,187	57,989
Accretion of preferred stock	10,387	35,192	648,710	2,921,633

Total	$17,887	$1,304,047	$3,257,740	$9,062,012

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

                  We expect to incur net losses into 2003. We have incurred net losses since we began our business totaling approximately $122 million through September 30, 2002, including approximately $67 million of non-cash expenses. We expect to incur additional substantial operating and net losses in 2002, and do not expect to achieve positive cash flow from operations until at least the third quarter of 2003. We expect to incur these additional losses because:

•	We intend to incur capital expenditures and operating expenses in excess of revenues of approximately $860,000 during the fourth quarter of 2002 to cover the increasing activities of Jabber, Inc.;

•	We expect to spend approximately $260,000 during the remainder of 2002 to finance operating expenses besides those for Jabber, Inc.; and

•	We may incur significant non-cash expenses from current financing transactions and may continue to incur significant non-cash expenses due to financing and other equity-based transactions.

                  If we are unable to raise additional working capital, we may not be able to sustain our operations. Our present cash and cash equivalents and working capital will, based on current estimates, be adequate to sustain operations for Jabber, Inc. only to March 2003. In the event that Jabber’s revenues are less than projected or we desire to increase marketing and business development expenses over projected levels, we will need to obtain additional capital to fund our business. Operating expenses for Jabber, Inc. currently exceed revenues by approximately $290,000 per month. Operating expenses for our corporate activities are being funded separately from those for Jabber, Inc., and are expected to be approximately $260,000 for the remainder of 2002 and $370,000 for the first nine months of 2003. There is no assurance that we will be able to raise additional funds in amounts required or upon acceptable terms. If we cannot raise additional funds when needed, we may be required to curtail or scale back our operations or sell some of our assets, including our stock in our Jabber subsidiary.

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

                  A limited number of our customers generate a significant portion of our revenues. We had three and four customers representing 65% and 75% of revenues for the three and nine months ended September 30, 2002, respectively. We expect that current customers will account for a significant percentage of our revenues during the remainder of 2002 and 2003. There is no assurance that we will be able to retain major customers or attract additional major customers. The loss of, or reduction in demand for our products or services from major customers could have a material adverse effect on our operating results and cash flow from operations.

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

                  There is a lot of competition in the Internet market which could hurt our revenues or cause our expenses to increase. Our current and prospective competitors include many companies, including Microsoft Corporation, IBM and AOL Time Warner, Inc., whose financial, technical, marketing and other resources are substantially greater than ours. We may not have the financial resources, technical expertise or marketing, sales and support capabilities to compete successfully. The presence of these competitors in the Internet marketplace could hurt our business by causing us to:

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

                  Offering proprietary products derived from the Jabber.org open-source movement may jeopardize our relationship with open-source communities. An important element of the business model for our Jabber, Inc. subsidiary is based upon Jabber’s ability to offer proprietary products compatible with Jabber.org open-source instant messaging systems. A key element of open-source software development movements is that the software and its code be offered to other developers and users free, provided that anyone who makes an improvement or modification to the software and who intends to commercialize the improvement or modification, makes them available for free to the community and other users. If the Jabber.org open-source community or other open-source communities withdraw their support for either Jabber, Inc. or Jabber instant messaging products, demand for Jabber instant messaging products will likely decline.

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

                  An investment in our common stock is risky because the price of our stock is highly volatile. Our common stock closed as high as $1.18 per share and as low as$0.16 per share between January 1, 2002 and November 1, 2002. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

•	Price and volume fluctuations in the stock market at large that do not relate to our operating performance;

•	Fluctuations in our quarterly revenue and operating results; and

•	Increases in outstanding shares of common stock upon exercise or conversion of derivative securities.

These factors may continue to affect the price of our common stock in the future.

                  We have issued numerous options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of November 1, 2002, we had issued warrants and options to acquire approximately 16.3 million shares of our common stock, exercisable at prices ranging from $0.65 to $38.44 per share, with a weighted average exercise price of approximately $1.85 per share. We had also reserved 2,584,000 shares of common stock for issuance upon conversion of our series D junior convertible preferred stock. During the terms of these derivative securities, the holders will have the opportunity to profit from an increase in the market price of our common stock with resulting potential dilution to the holders of shares who purchased shares for a price higher than the applicable exercise or conversion price. The increase in the outstanding shares of our common stock because of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by current and future holders of our common stock.

                  The significant number of shares issuable upon conversion of our convertible securities could make it difficult to obtain additional financing. 2,584,000 shares of our common stock may be issued if our series D junior convertible preferred stock is converted. The number of our shares issuable upon conversion or exercise of our derivative securities could increase due to future financings. Due to this significant potential increase in the number of our outstanding shares of common stock, new investors may either decline to make an investment in Webb due to the potential negative effect this additional dilution could have on their investment or require that their investment be on terms at least as favorable as the terms of the notes or convertible preferred stock. If we are required to provide similar terms to obtain required financing in the future, the onerous terms and significant dilution of these financings could be perpetuated and significantly increased. The current price of our common stock may make it difficult to raise capital because of the terms of the notes and the convertible preferred stock. Issuances of common stock below $1.00 in future financings would result in substantial additional shares being issued to a significant shareholder and to holders of our convertible securities, causing substantial dilution to other shareholders as well as substantial non-cash charges against our earnings.

                  Future sales of our common stock in the public market could depress the price of our common stock. Actual or potential future sales of substantial amounts of common stock in the public market could depress the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. November 1, 2002, these shares consist of:

•	Up to 2,584,000 shares issuable upon conversion of our series D junior convertible preferred stock; and

•	Approximately 16.3 million shares issuable to warrant and option holders.

                  The trading volume of our common stock may diminish significantly if our common stock is subject to the penny stock rules. Our common stock is currently traded on the Nasdaq over-the-counter bulletin board. In the event that our stockholders’ equity, $2,629,824 at September 30, 2002, should drop below $2,000,000, our common stock would be subject to rules under the Securities and Exchange Commission, regulating broker/dealer practices in transactions in low-priced stocks. If our common stock became subject to the penny stock rules, many brokers may be unwilling to engage in transactions in our common stock because of the added regulation, making it more difficult for purchasers of our common stock to dispose of their shares.

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

Item 3.	Controls and Procedures

Quarterly evaluation of Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls), and our “internal controls and procedures for financial reporting” (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

In accord with SEC requirements, the CEO/CFO notes that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Based upon the Controls Evaluation, our CEO/CFO has concluded that, our Disclosure Controls are effective to ensure that material information relating to Webb Interactive Services and its consolidated subsidiaries is made known to management, including the CEO/CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II

OTHER INFORMATION

Items 1 - 5.	Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits:

3.1	Articles of Incorporation, as amended, of Webb Interactive Services, Inc. (1)
3.2	Bylaws of Webb Interactive Services, Inc. (2)
4.1	Specimen form of Webb Interactive Services, Inc. Common Stock certificate (3)
4.2	Webb Interactive Services, Inc. Stock Option Plan of 1995 (2)
4.3	Form of Incentive Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (2)
4.4	Form of Nonstatutory Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (2)
4.5	Webb Interactive Services, Inc. Stock Option Plan of 2000, including forms of Incentive and Nonstatutory Stock Option Agreements (4)
4.6	Jabber, Inc. Stock Option Plan of 2000, including forms of Incentive and Nonstatutory Stock Option Agreements (4)
4.7	Articles of Amendment setting forth the terms of Series D Junior Convertible Preferred Stock (5)
4.8	Stock Purchase Warrant dated August 25, 1999, as amended December 18, 1999, issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, Inc. (6)
4.9	Stock Purchase Warrant dated December 18, 1999 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, Inc. (6)
4.10	Stock Purchase Warrant dated December 31, 1999 issued to by Webb Interactive Services, Inc. Marshall Capital Management, Inc. and Castle Creek Technology Partners, LLC (7)
4.11	Form of Stock Purchase Warrant dated February 28, 2001 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, LLC (8)
4.12	Form of Stock Purchase Warrant, form of Series D Stock Purchase Warrant and form of amended Stock Purchase Warrants dated January 17, 2002 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, LLC (5)
4.13	Form of Stock Purchase Warrant dated December 21, 2001 issued by Webb Interactive Services, Inc. to Jona, Inc. (5)
4.14	Form of Stock Purchase Warrant dated January 17, 2002 issued by Webb Interactive Services, Inc. to Jona, Inc. (5)
10.1	Form of Nondisclosure and Nonsolicitation Agreement between Webb Interactive Services, Inc. and its employees (1)
10.2	Employment Agreement between Jabber, Inc. and Robert Balgley, dated December 11, 2000 (12)
10.3	Employment Agreement between Jabber, Inc. and Gwenael Hagen, dated August 1, 2001 (12)
10.4	Employment Agreement between Webb Interactive Services, Inc. and William R. Cullen, dated March 1, 2002 (12)
10.5	Employment Agreement between Webb Interactive Services, Inc. and Lindley S. Branson, dated March 1, 2002 (12)
10.6	Office lease for Webb Interactive Services, Inc.’s principal offices commencing May 2000 (9)
10.7	First Amendment to office lease, Assignment and Assumption of Lease and Consent to Lease (12)
10.8	Agreement for sublease of office space (12)
10.9	Form of Change of Control Agreement between Webb Interactive Services, Inc. and certain employees (10)
10.10	Stock Purchase Agreement dated July 6, 2001, among Jabber, Inc., France Telecom Technologies Investissements and Webb Interactive Services. Included as an exhibit is the certificate of designation for Jabber, Inc. series B convertible preferred stock, investors rights agreement and stockholders agreement (11)

10.11	Agreement dated April 8, 2002, among Webb Interactive Services, Inc., Jabber, Inc. and France Telecom Technologies Investissements (13)
10.12	Exchange Agreement dated as of April 26, 2002 between Webb Interactive Services, Inc. and DiamondCluster International, Inc. (13)
10.13	Securities Purchase Agreement dated as of January 17, 2002, between Webb Interactive Services, Inc. and Jona, Inc. Included as an exhibit is a Registration Rights Agreement (5)
10.14	Letter Agreement between Webb Interactive Services, Inc. and Jona, Inc. (12)
10.15	Exchange Agreement dated January 17, 2002 between Webb Interactive Services, Inc. and Castle Creek Technology Partners LLC. Included as an exhibit is a Registration Rights Agreement (5)
10.16	General Agreement for the Procurement of The License of Software and Services Between Jabber, Inc. and AT&T Corp. dated March 22, 2002 (14)
10.17	First Amendment to Jabber OEM Software License Agreement dated October 17,2002, between Jabber, Inc. and France Telecom (*)
10.18	PINO Chat Services Agreement dated August 16, 2002, between Benjamens Van Doorn EURO RSCG BV and Jabber, Inc. (*)
21	Subsidiaries of Webb Interactive Services, Inc. (12)

______________

(*)	Filed herewith.

(1)	Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.

(2)	Filed with the Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.

(3)	Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.

(4)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2002. Commission File No. 0-28462.

(5)	Filed with the current report on Form 8-K, filed on January 22, 2002 and amended on January 29, 2002.

(6)	Filed with Amendment No. 2 to Webb’s Registration Statement on Form S-3, filed January 3, 2000, Commission File No. 333-87887.

(7)	Filed with the Form 8-K Current Report, filed January 5, 2000, Commission File No. 0-28642.

(8)	Filed with the Form 8-K Current Report, filed March 1, 2001, Commission File No. 0-28642.

(9)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 1999, Commission File No. 0-28462.

(10)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 1998, Commission File No. 0-28462.

(11)	Filed with the current report on Form 8-K, filed August 1, 2001, Commission File No. 0-28642.

(12)	Filed with the From 10-KSB Annual report for the year ended December 31, 2001, Commission File No. 0-28462

(13)	Filed with the current report on Form 9-K, filed May 2, 2002, Commission File No. 0-286842.

(14)	Filed with the Form 10-QSB, filed May 15, 2002, Commission File No. 0-28642.

(b)	Reports on Form 8-K. The Company filed reports on Form 8-K during the quarter ended September 30, 2002, as follows: (i) under Item 4 of Form 8-K, on July 1, 2002; (ii) under Item 5 of Form 8-K, on August 22, 2002.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBB INTERACTIVE SERVICES, INC.
Date: November 14, 2002	By:	/s/ WILLIAM R. CULLEN

Chief Executive Officer - Chief Financial Officer

/s/ STUART LUCKO

Controller

CERTIFICATIONS

I, William R. Cullen, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Webb Interactive Services, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all materials respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ WILLIAM R. CULLEN

William R. Cullen Chief Executive and Chief Financial Officer

         The undersigned hereby certifies, for the purposes of Section 1350 of Chapter 63 of Title XVIII of the United States Code, in his capacity as an officer of Webb Interactive Services, Inc., that, to his knowledge, the Quarterly Report of Webb Interactive Services, Inc. on Form 10-QSB for the period ended September 30, 2002, fully complies with the requirements of Section 13a of the Securities Exchange Act of 1934 and that the information contained in such report fairly represents, in all material respects, the financial condition and results of operation of Webb Interactive Services, Inc.

/s/ WILLIAM R. CULLEN

William R. Cullen Chief Executive and Chief Financial Officer

Date: November 14, 2002