Form 10KSB
period 2002-12-31
WEBB INTERACTIVE SERVICES INC
filed 2003-04-10
CIK 1011901

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0-28462

WEBB INTERACTIVE SERVICES, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1293864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1899 Wynkoop, Suite 600, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 308-3180

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB    ☒.

Registrant’s revenues for fiscal year ended December 31, 2002 were $3,392,782.

The aggregate market value of voting and non-voting common equity held by non-affiliates of registrant as of March 28, 2003 was approximately $9,763,458.

The number of shares outstanding of the registrant’s common stock, no par value, as of March 28, 2003 was 22,468,167.

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the information required by Part III of this Form 10-KSB is incorporated by reference from portions of our definitive proxy statement for our 2003 Annual meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 2003.

Transitional Small Business Disclosure Format (check one).    Yes  ☐    No  ☒

PART I

Item 1. DESCRIPTION OF BUSINESS.

General

Our sole business is the ownership of securities of Jabber, Inc. (Jabber), a company we formed in February 2000. Jabber is a commercial developer of extensible instant messaging software for enterprises, carriers and service providers that require real-time communication and collaboration solutions. Jabber’s products are based on the standardized extensible message and presence protocol, XMPP, developed by the Jabber.org open-source movement. Jabber instant messaging solutions differ from packaged and consumer instant messaging solutions in the ability of Jabber instant messaging to support and to be integrated with other applications and services.

We were incorporated under the laws of the State of Colorado on March 22, 1994. Our executive offices are located at 1899 Wynkoop, Suite 600, Denver, Colorado 80202, telephone number (303) 308-3180.

Jabber Financing

On March 19, 2003, France Telecom Technologies Investissements (FTTI), a wholly-owned subsidiary of France Telecom, Intel Capital Corporation (Intel), a wholly-owned subsidiary of Intel Corporation, and Webb purchased $7,200,000 worth of Jabber’s shares of series D convertible preferred stock (series D preferred stock). Webb acquired its series D preferred stock in exchange for the cancellation of $2,200,000 in obligations owed to it by Jabber. The series D preferred stock is convertible into shares of Jabber’s common stock on a one-for-one basis. At March 31, 2003, Webb owned 18,390,232 shares of Jabber common stock and 7,705,779 shares of Jabber series D preferred stock, representing, on a fully converted basis, approximately 43% of Jabber’s outstanding capital stock.

The series D preferred stock purchase agreement contemplates the potential sale of approximately $5,500,000 worth of additional shares of series D preferred stock on the same terms as the original purchases by Webb, FTTI and Intel, including up to $2,500,000 worth of series D preferred stock pursuant to an option which will be granted to Webb if a sale to a venture capital investor, acceptable to the holders of the series D preferred stock, is consummated. The Webb option, if granted, must be exercised by January 31, 2004. The venture capital investor has not been identified and there can be no assurance that this sale will occur and, accordingly, that Webb will be granted the option to acquire additional shares of the series D preferred stock.

The series D preferred stock includes liquidation preferences which entitle the holders of the series D preferred stock on the liquidation of Jabber, including a sale of Jabber, to first be paid their original purchase price for the series D preferred stock and then to participate with holders of common stock on an as-converted basis in the distribution of the remaining proceeds. In the event that Jabber is acquired for a valuation greater than three times the purchase price of the series D preferred stock, then all shares of series D preferred stock would participate on an as-converted basis with the holders of Jabber’s common stock. The conversion price of the series D preferred stock would be adjusted on a weighted average basis in the event that Jabber sells shares of its common stock or securities convertible into or exercisable for common stock at a price less than the original purchase price for the series D preferred stock.

Without the prior approval of holders of 66 2/3% of the outstanding shares of Jabber’s series D preferred stock, Jabber may not engage in any transaction or arrangement for the distribution of Jabber’s securities to the public; permit any transaction which would result in any of the holders of the series D preferred stock owning more than 49% of Jabber’s outstanding shares of capital stock; or take any other action that would result in Jabber becoming a reporting company under the Securities Exchange Act of 1934. In the event that an event has not occurred by January 1, 2005 that would permit Webb to distribute its Jabber securities to the Webb shareholders, Webb may require FTTI, on an annual basis until such an event shall have occurred, to sell Webb 1,000,000 shares of the Jabber common stock held by FTTI, at a purchase price equal to the conversion price for the series D preferred stock plus interest compounded at 15% per annum.

In connection with the transaction, an additional nominee of FTTI has been elected to the Jabber board of directors and an additional nominee acceptable to Webb, FTTI and Intel is to be elected to the Jabber board of directors. Following a sale to a venture capital investor as described above, the Jabber board of directors is to be reduced to five persons, including one nominee for each of Webb, FTTI, the new venture capital investor and Jabber management and an independent nominee acceptable to Webb, FTTI, Intel and the venture capital investor.

Discontinued Operations

On October 16, 2001, we terminated our AccelX business and sold a portion of the assets and granted a perpetual and exclusive license for software used in this business to an unrelated party. See Item 7 Financial Statements – Note 16 of Notes to Consolidated Financial Statements for information regarding discontinued operations.

Investment Considerations

Investors should consider all of the information contained in this report including the factors discussed under Item 1 – Description of Business – General, Competition and Factors That May Affect Future Results, and Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7 – Financial Statements before making an investment decision with regard to our securities.

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

Compared to the consumer segment, we believe that the commercial segment of the IM market has been under-served. IM adds to e-mail and telephone communications technologies presence management, buddy lists and collaboration on a small or large scale. IM enables users to know when someone is available for a conversation; buddy list management allows individuals to vary their availability for interaction depending on who is seeking to communicate with them; and presence management can extend beyond the desktop to mobile devices, allowing for “find me, follow me” services. IDC’s 2001 Worldwide Messaging Applications Forecast predicts corporate IM users will grow to approximately 298 million in 2005 from approximately 7 million in 2000. Jabber is targeting the following markets:

•	Service Providers - Consumer to Consumer. Service providers, including Internet service providers, telecommunications carriers and portals are deploying IM solutions that they can own and install in their own data centers. This allows them to tailor the offering to the service being offered, offer their customers appropriate levels of security, and leverage their existing technology investments.

•	Business to Consumer. In the B2C market, a number of companies offering customer relationship management solutions have added real-time chat to their customer management capabilities. By capitalizing on the ability to interact in real-time, companies can decrease the time spent on simple questions, allowing for increased customer satisfaction, richer customer-client interaction and improved archiving capabilities.

•	Business to Business. The B2B IM market is focused on improving the efficiency of communications between buyers and suppliers. IM can be used to provide secure, archived communications, document transfer and improved auction/exchange capabilities. B2B exchanges generally are based on XML technology.

•	Employee to Employee. The basic E2E IM market takes advantage of real-time interaction to provide a complimentary communication tool to existing e-mail systems. More sophisticated E2E IM solutions can encompass groupware-style applications for document sharing and employee collaboration and management tools.

While Jabber’s current business opportunities are driven primarily by extensible IM software, we believe that there is an emerging market for messaging infrastructure that facilitates real-time software applications and web services. Gartner Dataquest estimates that the software portion of the web services market will be worth $1.7 billion in 2003. In November 2001, Forester Research identified the term “executable Internet,” or the “X Internet,” as an environment where dynamic services interoperate across a connected network fabric. We believe Jabber’s instant messaging solutions, including a platform for tying presence, identity, distributed services and asynchronous XML content delivery directly to other applications contains many of the underpinnings for the X Internet.

Jabber.org. Jabber.org was established in 1998 to create a new, open-source movement designed to bridge the proprietary IM networks by creating a single system capable of communicating with all IM networks and services. Jabber.org standardized on three key principles:

•	Open-source development. Jabber.org technology is based on open-source development taking place at www.jabber.org. As an open-source movement, anyone can leverage and contribute to the future of Jabber.org. As with other popular open-source initiatives, Jabber IM is based on modular software design which facilitates quick integration of new server logic and business practices, as well as the development of new sophisticated IM-based applications.

•	System, not a service. Jabber.org is committed to building a presence and messaging platform, not another consumer-focused IM service. Jabber IM, like e-mail, is based on a network of distributed servers which communicate with each other. As a system, it is believed that Jabber IM will be better able to accommodate differing business models, development of value-added applications and use in an application service provider environment.

•	XML technology. Jabber.org uses XML technology for transmitting presence and messaging status in order to have a standard-based structured document as part of the native protocol of the messaging platform. By standardizing on XML, Jabber IM systems have improved cross-platform compatibility and the ability to create enhanced applications around the concepts of message warehousing, message mining and anything that requires the routing of structured content.

In early 1999, Webb became the commercial sponsor of Jabber.org. Webb’s initial interest in the Jabber.org technology was based on Webb’s desire to leverage the Jabber IM platform to provide IM services for

Webb’s former AccelX product line which also utilized XML technology. Webb formed Jabber, Inc. as a subsidiary on February 15, 2000, in order to commercialize Jabber IM separately from its former AccelX business.

Relationship of Jabber.org and Jabber. Open-source software is free in the sense that the software’s source code is freely available for inspection and modification. A condition to open-source licenses under which the software is made available is that anyone who makes an improvement or modification to the software generally must contribute the improvements and modifications back to the open-source community. At the core of the open-source community is a voluntary group of people dedicated to developing a variety of software packages. The community includes the engineers who create the software, the writers who document it and the designers who create the web sites that serve as the community’s home on the internet. Jabber is a commercial sponsor of the Jabber.org open-source movement. This sponsorship includes dedicating the services of a number of Jabber’s employees to work on XMPP-related projects, promoting the more rapid deployment of the XMPP protocol, making financial contributions to cover travel and other costs of members of the community so that they can attend community activities and sponsoring award programs in order to recognize contributions to the XMPP protocol by members of the community.

Jabber.org software is provided to the community and others under the Jabber Open Source License (JOSL), an Open Source Initiative approved open-source license. Like other open-source licenses, the JOSL requires that modifications or improvements to the core Jabber IM software be contributed back to the community. The JOSL, like some other more recent open-source licenses, has a narrower definition of derivative works than does the GNU General Public License, one of the first and best known open-source licenses. This allows code to be linked to the core open-source software without requiring that the linked code be covered by the JOSL and, therefore, to be made freely available. Software developed by Jabber may be released under the JOSL or under commercial license agreements that do not make the software code freely available. For example, the Jabber Commercial Server IM software is made available only pursuant to a commercial license which does not include free access to the source code. The Jabber Commercial Server software is, however, fully compatible with the free Jabber IM software.

Jabber considers its relationship with the Jabber.org open-source community to be one of the key factors distinguishing it from other companies offering IM solutions. Jabber intends to continue its active support and contributions to the Jabber.org community.

Jabber Strategy. Jabber develops and markets proprietary, extensible presence-based communication solutions. Jabber’s primary goals are first to become a premier provider of instant messaging-based collaboration solutions by selling commercial-grade Jabber IM software, solutions and hosting for large enterprises, wired and wireless service providers, original equipment manufacturers, and independent software vendors. Jabber’s longer-term goal is to extend the use of the Jabber IM platform as infrastructure to device-to-device and application-to-application communications. Jabber’s strategy for achieving these goals include:

•	Creating distribution, hosting and technology partnerships both domestically and internationally in order to more rapidly build product and brand awareness.

•	Positioning Jabber commercial technology as an extensible platform that allows for incorporation of new and emerging technologies such as IP telephony and device-based embedded messaging capabilities.

•	Promoting the adoption of Jabber open-source protocol (XMPP) and leveraging that adoption through brand association to drive sales of Jabber’s proprietary products and services.

•	Promoting use of Jabber commercial technology by service providers in order to increase more rapidly the number of individual users of Jabber IM.

•	Accelerating the adoption of the XMPP protocol by other open-source movements to increase the awareness of the Jabber brand and to reduce the possibility of the creation of a competing open-source movement.

•	Leveraging the fact that there is no industry standard for an IM person-to-person protocol to increase demand for XMPP, the only open-source based IM solution.

There currently is no standard protocol enabling interoperability between various IM systems in a manner similar to that for e-mail. The lack of interoperability has been highly publicized, with many proprietary IM systems attempting to create interoperability with AOL’s IM communities. The Internet Engineering Task Force (IETF) is considering a number of submissions for proposals for setting standards for an IM person-to-person protocol. Jabber has submitted the Jabber open source protocol (XMPP) to the IETF as a historical reference as the first step toward efforts to have the Jabber open source protocol become an adopted standard. In October 2002, the IETF granted a working group status to the XMPP standards track effort. We cannot predict when a standard will be ratified by the IETF, or whether XMPP will be ratified as an adopted standard.

Jabber has joined the Wireless Village/OMA consortium to participate in the development of inter-operable real-time messaging applications and services for wireless networks and devices and is involved in Sun Microsystems’ Liberty Alliance initiative. These standards and consortia initiatives are part of Jabber’s efforts to increase the adoption of the Jabber open-source XMPP protocol.

We believe it is important for Jabber to establish strategic relationships with major companies that are part of or provide products and services to Jabber’s targeted markets in order to promote the use and adoption of Jabber’s products and to assist Jabber in its effort to promote the adoption of standards. In 2001, France Telecom Technologies Investissements, an investment subsidiary of France Telecom, acquired a minority interest in Jabber, Inc. In March 2003, FTTI increased its investment in Jabber and Jabber received an investment from Intel Capital Corporation, an investment subsidiary of Intel Corporation.

Products and Services. Jabber provides commercial-grade presence and messaging solutions, comprised of servers, clients and server modules. On March 1, 2001 Jabber introduced the Jabber Commercial Server, a highly scaleable Jabber server that provides the foundation for current and future server products. The Jabber Commercial Server provides enterprises and service providers with enhanced performance, scalability, reliability and security compared to the Jabber open source server that is provided free pursuant to the Jabber Open Source License. The Jabber Commercial Server, which is capable of accommodating over 200,000 concurrent users on both the Linux and Solaris operating systems, is fully compatible with the Jabber XMPP protocol and provides complete interoperability with Jabber open-source servers.

Jabber clients, software which runs on personal computers, provide a range of IM features across a number of platforms, including Windows 95/98/2000, Web Browsers, Linux, Mozilla and Palm Operating Systems. Jabber clients include software licensed for free as well as for a fee pursuant to a Jabber commercial license. Clients have been developed directly by Jabber, its customers and by members of the Jabber.org community.

Jabber modules provide additional functions. Modules may be distributed with the Jabber Commercial Server or may be provided on an optional basis. Modules currently include:

•	an LDAP (Lightweight Directory Access Protocol) module which enables account information to be stored by the Jabber Commercial Server in the internet standard LDAP;

•	an SQL Database module which makes existing account information in a company database accessible for use in setting up Jabber accounts;

•	a Message Archive module which supports archiving messages in an Oracle database;

•	a Wireless Gateway that extends the Jabber platform to the mobile marketplace; and

•	a Messaging Filtering module which enables a Jabber Commercial Server to establish rules to filter messages based on content and origin.

Jabber also provides professional services to help commercial enterprises, internet service providers and portal companies and other service companies understand, install, configure, customize and manage their Jabber IM systems and services.

Marketing. Jabber’s initial marketing activities focused on accelerating the adoption of the XMPP protocol, generating brand and product awareness, accelerating the adoption of Jabber instant messaging by other open-source movements and providing professional services to businesses wishing to test the Jabber instant messaging platform. The Jabber.org developer network and the Jabber Foundation are key sources of product and service innovation, as well as vehicles for promoting the Jabber IM protocol as an industry-wide solution to the current situation of disparate disconnected islands of IM users. To date, the Jabber.org movement has been Jabber’s primary source of sales leads. Jabber® is a registered trademark of Jabber, Inc.

Jabber’s marketing and sales efforts emphasize its commercial server product as a software platform which is easily leveraged by or integrated into other applications and services to provide flexible and easily customized IM solutions. This distinguishes Jabber’s products from many of its competitors who emphasize packaged IM solutions. Jabber’s proprietary IM software addresses the needs of the emerging web services market by offering:

•	An XML routing engine capable of resolving disparate software and communications protocols, while enabling dynamic client server and peer-to-peer services.

•	Presence management and identity services that authenticate users, applications and devices in a secure, highly scalable client-server architecture.

•	An open easy to use protocol.

Jabber’s sales strategy is to utilize both direct and indirect sales channels. The direct sales channel targets large enterprises, wired and wireless service providers and original equipment manufacturers in various vertical markets where Jabber believes there are significant demands for commercial-grade instant messaging solutions. The indirect sales channel consists of distribution partnerships with software integrators and application service providers with established business relationships.

Jabber’s marketing activities include selectively purchasing paid banner placement and white papers syndication opportunities on web sites where commercial developers are found, attendance at trade shows and developing public relations programs featuring the Jabber.org open-source movement. A limited use, Linux version of the server is available for free on the Jabber.com site to make it easy for companies to evaluate the commercial code.

During the year ended December 31, 2002, the following customers accounted for more than 10% of Jabber’s revenues: France Telecom and subsidiaries – 25%; AT&T Corp. – 19%; Bell South – 14%; and Benjamens Van Doorn EURO RSCG BV – 12%. Jabber expects current customers to account for a substantial portion of its revenues for the year ending December 31, 2003. There is no assurance that Jabber will be able to retain major customers or attract additional major customers. The loss of major customers could have a material adverse effect on Jabber’s operating results and cash flow from operations.

Trademarks and Proprietary Protection. Jabber relies primarily on a combination of copyright, trade secret, trademark laws, and nondisclosure and other contractual provisions to protect its proprietary rights. As a part of Jabber’s confidentiality procedures, Jabber generally enters into written nondisclosure and nonsolicitation agreements with its officers and employees which restrict the use and disclosure of proprietary information and the solicitation of customers for the purpose of selling competing products or services. Jabber generally has not entered into noncompetition agreements with its employees other than its executive officers. Because the policing of proprietary rights may be difficult and the ideas and other aspects underlying Jabber’s products and services may not in all cases be protectable under intellectual property laws, there can be no assurance that Jabber could prevent competitors from marketing the same or similar products and services. In addition, competitors may independently develop products and services that compete with Jabber’s products and services.

Competition. The instant messaging market can be described in terms of consumer and commercial market segments. The consumer space is principally characterized by personal interactions between family, friends and individuals with shared interests. The enterprise space is far more diverse, encompassing all business-to-consumer, employee-to-employee and business-to-business communication. Instant messaging systems and vendors currently form a highly fragmented landscape capable of only the most basic level of interoperability. There is no standard protocol enabling interoperability between instant messaging systems in a manner similar to that of email protocols such as SMPT. The lack of interoperability has been highly publicized in the media, with many instant messaging companies attempting to create interoperability with the instant messaging systems provided by AOL. AOL has substantially more instant messaging users than any other company providing instant messaging services. In addition to AOL, other large companies that Jabber competes with include Microsoft Corporation, IBM and Yahoo! Inc. Jabber distinguishes its instant messaging products and services primarily on the basis of:

•	Being the only open standards-based provider of instant messaging systems;

•	Use of XML-based technologies;

•	Focus on commercial market segments;

•	Ease of customization; and

•	Flexibility and ease of use.

Jabber’s current and prospective competitors include many companies that have substantially greater financial, technical, marketing, and other resources than Jabber does. Jabber believes that competition for all elements of its business will intensify in the future. Increased competition could result in price reductions and increased spending on marketing and product development. Any of these events could have a material adverse effect on Jabber’s financial condition and operating results. There is no assurance that Jabber will be able to compete successfully against current and future competitors or that competitive pressures faced by Jabber will not materially adversely affect Jabber’s business, financial condition and results of operations. Jabber believes that the primary factors that will impact competition include: the extent to which its working capital permits it to respond to competition as it develops; Jabber’s technical and product development expertise; the ability to easily customize Jabber’s products and to integrate them with products developed by others; the price of Jabber’s products and services; Jabber’s sales and marketing and customer support capabilities; and the scalability, reliability and security of Jabber’s products and services.

Government Regulation. Jabber’s products and services are not currently subject to direct regulation by the Federal Communications Commission or any other federal or state agency, other than regulations applicable to businesses generally. Changes in the regulatory environment relating to the Internet could have a material adverse effect on Jabber’s business. Jabber cannot predict the impact, if any, that future regulation or regulatory changes may have on its business.

Employees

At March 31, 2003, Webb employed four full-time employees, all in management and administration positions, and Jabber employed 41 full-time employees, which included seven in management and administration, five in sales and marketing, and 29 in product services and development. In addition to these company personnel,

Jabber contracts with other creative and production resources, as required for peak load situations. Jabber’s employees are not represented by a labor union, and it considers its employee relations to be good.

Management

Officers of Webb and Jabber are as follows:

Name	Age	Position
William R. Cullen	61	President, Chief Executive Officer and Chief Financial Officer – Webb
Lindley S. Branson	60	Vice President and General Counsel – Webb; Secretary and General Counsel – Jabber
Robert A. Balgley	45	President and Chief Executive Officer – Jabber
Gwenael S. Hagan	42	Chief Operating Officer and Chief Financial Officer – Jabber
John Houtsma	44	Vice President – Jabber Sales
Frank Cardello	35	Vice President – Jabber Business and Corporate Development
Karyn M. German	40	Vice President – Jabber Product Development
Paul Stege	42	Vice President – Jabber Operations
Anthony Bamonti	42	Vice President – Jabber Open Alliances & Standards

William R. Cullen, has served as Webb’s President and Chief Executive Officer since October 2001, Chief Financial Officer since April 1999 and a director since March 1998. From March 1998 to April 1999, Mr. Cullen served as our Chief Operating Officer. From May 1997 to March 1998, Mr. Cullen worked as a consultant to businesses in the cable industry, including Webb. From April 1994 to May 1997, Mr. Cullen was Chairman and CEO of Access Television Network, Inc., a privately held company specializing in providing paid programming to local cable systems. From January 1992 to March 1994, Mr. Cullen was President and CEO of California News Channel, a programming project of Cox Cable Communications. From July 1984 to December 1991, Mr. Cullen was employed by United Artists Cable Corporation (and its predecessor United Cable Television Corporation) as Vice President of Operations and President of its subsidiary, United Cable of Los Angeles, Inc., and as its Senior Vice President of the Southwest Division. Prior to joining United Artists Cable Corporation, Mr. Cullen was President of Tribune Company Cable of California, Inc. and CEO of its United-Tribune Cable of Sacramento joint venture, served as a top financial officer of three companies and worked in banking.

Lindley S. Branson, joined Webb as Vice President and General Counsel in May 1999 and has served as Secretary and General Counsel of Jabber since its formation in February 2000. Mr. Branson has been a senior partner with the Minneapolis law firm of Gray, Plant, Mooty, Mooty & Bennett, P.A. for more than twenty years, with an emphasis in corporate finance, mergers and acquisitions and general corporate law.

Robert A. Balgley, has served as President and Chief Executive Officer of Jabber, Inc. since December 2000. Mr. Balgley founded Wireless Telecom, Inc., a leading provider of wireless remote access for the corporate enterprise market, and served as its Chief Executive Officer and President from 1993 to 2000. Mr. Balgley has also served as Vice President of Sales and Marketing of Geo Vision Systems, Inc., an international provider of Unix-based geographic information systems software for the telecommunications industry.

Gwenael S. Hagan, served as Chief Operating Office of Jabber, Inc. since August 2002, and Chief Financial Officer of Jabber, Inc. since July 2001. Mr. Hagan joined Webb in January 1998 and served as Vice President, Corporate Development until July 2001. Mr. Hagan has had 19 years of financial, corporate development and strategic alliance experience, is a Certified Public Accountant and has a bachelor’s degree in accounting from the University of Colorado.

John Houtsma, has served as Vice President – Jabber Sales since June, 2002. Mr. Houtsma has more than 20 years of high-tech sales, marketing, business development, and venture capital financing experience. From June 2001 to June 2002, Mr. Houtsma served as Vice President of Worldwide Sales and Marketing for Tightlink. From January 1999 to June 2001, Mr. Houtsma served as vice president of Worldwide Sales and Marketing for Spider Technologies. From August 1997 to December 1998, Mr. Houtsma served as Vice President of Sales for FRx

Software. Mr. Houtsma holds bachelor degrees in finance, marketing and mineral land management from the University of Colorado in Boulder as well as an M.B.A. from the University of Denver.

Frank Cardello, has served as Vice President – Jabber Business and Corporate Development since July 2000. From February 1999 to July 2000, Mr. Cardello was Chief Financial Officer of OneStop Shop, Inc., a real estate company. From March 1998 to February 1999, Mr. Cardello was an analyst with Canterbury Securities Corporation, a merchant bank. From May 1997 to March 1998, Mr. Cardello was an analyst with Olympic Cascade Financial Corporation, an investment bank. From July 1995 to May 1997, Mr. Cardello was a student at the Kellogg Graduate School of Management.

Karyn M. German, has served as Vice President – Jabber Product Development since January 2003. From January 2001 to June 2002, Ms. German served as the Vice President of Product Development and board member for Wideforce Systems, a company she also co-founded. From April 1999 to September 2000, Ms. German served as the Director of Product Database and the Director of Online Merchandising for Affinia, Inc. From November 1996 to March 1999, Ms. German oversaw software engineering, professional services, customer support, and deployment for CARL Corporation. Her starting title at the company was Manager of Internet Products and Services and she was promoted twice, first to VP of Software Development and then to VP of Planning, Development, and Support.

Paul Stege, has served as Vice President – Jabber Operations since January 1, 2002. Mr. Stege joined Webb as Vice President, Operations in February of 2001. From September 2000 to February 2001, Mr. Stege was an independent contractor, providing services for several companies in and around the system security, internal computing, database administration, system engineering and production support areas. From April 1999 to September 2000, Mr. Stege served as Director of Operations for Affinia, a B2B and B2C e-Commerce provider, where his responsibilities included system security, internal computing, database administration, system engineering, production support, release/configuration management and facilities management. From February 1998 to April 1999, Mr. Stege held several leadership positions at The Sabre Group, an IT provider for the travel industry. Mr. Stege’s work included, management of a complex systems, 24x7 data centers, and project management of large data center migrations.

Anthony Bamonti, has served as Vice President – Jabber Open Alliances & Standards since May 2002 and represents Jabber in promoting and establishing Jabber technology within the open source and standards communities. From January 2000 to April 2002 Mr. Bamonti served as Vice President of Technical Operations at Vaultus, an enterprise mobile data software developer and managed services provider. From December 1993 to December 1999, Mr. Bamonti served as Chief Technology Officer for Wireless Telecom, Inc. Prior to December 1993, Mr. Bamonti held engineering management, product management, and business development positions at Solbourne Computer, GeoVision Systems and SmartScan Systems.

Factors That May Affect Future Results

Webb, as a holding company, has no independent source of revenue or business other than the ownership of securities of Jabber, Inc., a company formed by Webb in February 2000. Webb currently owns approximately 43% of Jabber’s outstanding common stock on a fully converted basis. Factors that may affect our and Jabber’s future results include, but are not limited to, the following items as well as the information in “Item 1 – Description of Business – General and Competition” and “Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Factors Relating to Webb

Additional funding contemplated for Jabber could reduce further our ownership interest in Jabber. Jabber recently raised $7.2 million through the sale of shares of its preferred stock to France Telecom Technologies Investissements, Intel Capital Corporation and Webb. The offering contemplates that Jabber will raise an additional $3 million from currently unidentified venture capital investors on the same terms as the purchases by FTTI, Intel and Webb. In the event that the additional $3 million is raised, Webb will be granted an option to invest an additional $2.5 million in Jabber on the same terms. The option, if granted, will expire on January 31, 2004. In order to exercise the option, if granted, Webb will need to raise the additional $2.5 million from the sale of Webb’s securities. There can be no assurance that Webb would be able to raise the required funds should the option be granted. In the event that Webb is not able to exercise the option, if granted, Webb’s percentage ownership of Jabber would be further reduced.

We expect to incur net losses into 2003. We have incurred net losses since we began our business totaling approximately $123 million through December 31, 2002, including approximately $67 million of non-cash expenses. We expect to incur additional substantial operating and net losses in 2003, and do not expect Jabber to achieve positive cash flow from operations until at least the fourth quarter of 2003.

We may need to raise additional working capital to sustain our operations. Our present cash and cash equivalents and working capital will, based on current estimates, be adequate to sustain operations for Jabber until it achieves positive cash flow from operations. In the event that Jabber’s revenues are less than projected or Jabber desires to increase marketing and business development expenses over projected levels, Jabber may need to obtain additional capital to fund its business, which could result in a reduction in the percentage of Jabber that we own. Webb estimates that it has adequate cash and commitments to sustain its operations until at least May 2005. There is no assurance that either Webb or Jabber will be able to raise additional funds, if needed.

An investment in our common stock is risky because the price of our stock is highly volatile. Our common stock closed as high as $1.18 per share and as low as $0.16 per share between January 1, 2002 and March 31, 2003. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

•	Price and volume fluctuations in the stock market at large that do not relate to our operating performance;

•	Fluctuations in our quarterly revenue and operating results; and

•	Increases in outstanding shares of common stock upon exercise or conversion of derivative securities.

These factors may continue to affect the price of our common stock in the future.

We have issued numerous options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of March 31, 2003, we had issued warrants and options to acquire approximately 15.9 million shares of our common stock, exercisable at prices ranging from $0.24 to $58.25 per share, with a weighted average exercise price of approximately $1.74 per share. We had also reserved 1,784,000 shares of common stock for issuance upon conversion of our series D junior convertible preferred stock. During the terms of these derivative securities, the holders will have the opportunity to profit from an increase in the market price of our common stock with resulting potential dilution to the holders of shares who purchased shares for a price higher than the applicable exercise or conversion price. The increase in the outstanding shares of our common stock because of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by current and future holders of our common stock.

The significant number of shares issuable upon conversion or exercise of our derivative securities could make it difficult to obtain additional financing. 1,784,000 shares of our common stock may be issued if our series D junior convertible preferred stock is converted. Due to this significant potential increase in the number of our outstanding shares of common stock, new investors may either decline to make an investment in Webb due to the potential negative effect this additional dilution could have on their investment or require that their investment be on terms at least as favorable as the terms of the notes or convertible preferred stock. If we are required to provide similar terms to obtain required financing in the future, the onerous terms and significant dilution of these financings could be perpetuated and significantly increased. The current price of our common stock may make it difficult to raise capital because of the terms of the convertible preferred stock. Issuances of common stock below $1.00 in future financings may result in substantial additional shares being issued to a significant shareholder and to holders of our convertible securities, causing substantial dilution to other shareholders as well as substantial non-cash charges against our earnings.

Future sales of our common stock in the public market could depress the price of our common stock. Actual or potential future sales of substantial amounts of common stock in the public market could depress the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. At March 31, 2003 these shares consist of:

•	Up to 1,784,000 shares issuable upon conversion of our series D junior convertible preferred stock; and

•	Approximately 15.9 million shares issuable to warrant and option holders.

Factors Relating to Jabber

Jabber’s limited operating history makes it difficult to evaluate its business. Jabber was founded in February 2000 and began shipping software in 2001. Jabber has a limited operating history for its current business model upon which you may evaluate Jabber. Jabber’s business is subject to the risks, exposures and difficulties frequently encountered by early-stage companies with a limited operating history including:

•	Limited ability to respond to competitive developments;

•	Exaggerated effect of unfavorable changes in general economic and market conditions; and

•	Limited ability to adjust our business plan to address marketplace and technological changes.

Jabber may not earn revenues sufficient to remain in business. Jabber’s ability to become profitable depends on whether it can sell its products and services for more than it costs to produce and support them. Jabber’s future sales also need to provide sufficient margin to support its ongoing operating activities. The success of Jabber’s revenue model will depend upon many factors including:

•	The extent to which consumers and businesses use Jabber’s products and services; and

•	The success of Jabber’s distribution partners in marketing its products and services.

Because of the new and evolving nature of instant messaging and web services, the early stage of Jabber’s products and its limited operating history, we cannot predict whether Jabber’s revenue model will prove to be viable, whether demand for Jabber’s products and services will materialize at the prices Jabber expects to charge, or whether Jabber’s current or future pricing levels will be sustainable.

A limited number of Jabber’s customers generate a significant portion of its revenues. Jabber had six customers representing 82% of revenues for the year ended December 31, 2002. We expect that Jabber’s current customers will account for a significant percentage of its revenues during 2003. There is no assurance that Jabber will be able to retain major customers or attract additional major customers. The loss of or reduction in demand for Jabber’s products or services from major customers could have a material adverse effect on Jabber’s operating results and cash flow from operations.

Jabber must continually develop new products that appeal to its customers. Jabber’s products are subject to rapid obsolescence and Jabber’s future success will depend upon Jabber’s ability to develop new products and services that meet changing customer and marketplace requirements. There is no assurance that Jabber will be able to successfully:

•	Identify new product and service opportunities; or

•	Develop and introduce new products and services to market in a timely manner.

Even if Jabber is able to identify new opportunities, its working capital constraints may limit its ability to pursue them. If Jabber is unable to identify and develop and introduce new products and services on a timely basis, demand for Jabber’s products and services may decline.

Jabber must identify and develop markets for its products and services. A suitable market for Jabber’s products and services may not develop or, if it does develop, it may take years for the market to become large enough to support significant business opportunities. Even if Jabber is able to successfully identify, develop, and introduce new products and services there is no assurance that a suitable market for these products and services will materialize. The following factors could affect the success of Jabber’s products and services and its ability to address sustainable markets:

•	The failure of Jabber’s business plan to accurately predict the types of products and services the marketplace will demand;

•	Jabber’s limited working capital may not allow it to commit the resources required to adequately support the introduction of new products and services;

•	The failure of Jabber’s business plan to accurately predict the estimated sales cycle, price and acceptance of its products and services; or

•	The development by others of products and services that makes Jabber’s products and services noncompetitive or obsolete.

There is a lot of competition that could hurt Jabber’s revenues or cause its expenses to increase. Jabber’s current and prospective competitors include many companies, including Microsoft Corporation, IBM, Yahoo! Inc. and AOL Time Warner, Inc., whose financial, technical, marketing and other resources are substantially greater than Jabber’s. Jabber may not have the financial resources, technical expertise or marketing, sales and support capabilities to compete successfully. The presence of these competitors could hurt Jabber’s business by causing Jabber to:

•	Reduce the selling prices for its products and services; or

•	Increase its spending on marketing, sales and product development.

Jabber may not be able to offset the effects of price reductions or increases in spending. Further, Jabber’s financial condition may put it at a competitive disadvantage relative to its competitors.

It usually takes a long time for Jabber to make a sale of its products and services to a customer. While Jabber’s sales cycle varies from customer to customer, it is long, typically ranging from two to six months or more. Jabber’s pursuit of sales leads typically involves an analysis of its prospective customer’s needs, preparation of a written proposal, one or more presentations and contract negotiations. Jabber often provides significant education to prospective customers about the use and benefits of its technologies and services. Jabber’s sales cycle may also be affected by a prospective customer’s budgetary constraints and internal acceptance reviews, over which Jabber has little or no control.

Offering proprietary products derived from the Jabber.org open-source movement may jeopardize Jabber’s relationship with open-source communities. An important element of the business model for Jabber is based upon Jabber’s ability to offer proprietary products compatible with Jabber.org open-source instant messaging systems. A key element of open-source software development movements is that the software and its code be offered to other developers and users free, provided that anyone who makes an improvement or modification to the software and who intends to commercialize the improvement or modification, makes them available for free to the community and other users. If the Jabber.org open-source community or other open-source communities withdraw their support for either Jabber or its instant messaging products, demand for Jabber instant messaging products will likely decline.

Jabber may be unable to reduce expenses if sales do not occur as expected. Because of Jabber’s limited operating history, it does not have significant historical financial data upon which to base its planned operating expenses or to forecast revenues and there can be no assurance that Jabber will be able to meet its revenue or expense projections. Jabber’s expense levels are based in part on its expectations of future sales and to a large extent are fixed. Jabber typically operates with little backlog and the sales cycles for its products and services may vary significantly. Jabber may be unable to adjust spending in a timely manner to compensate for any unexpected sales shortfalls. If Jabber were unable to so adjust, any significant shortfall of demand for its products and services in relation to its expectations would result in operating losses or reduced profitability. Further, Jabber intends to incur significant capital expenditures and operating expenses to fund its operations. If these expenditures are not subsequently followed by increased sales with substantial margins, then Jabber may need to raise additional capital to stay in business.

Item 2. DESCRIPTION OF PROPERTY.

The Webb and Jabber offices are located in approximately 21,400 square feet of space in Denver, Colorado, leased for a term ending in August 2004 at a base monthly rental of $35,000.

Item 3. LEGAL PROCEEDINGS.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information. The number of record holders of our common stock on March 28, 2003 was 194. The table below sets forth the high and low bid prices for the common stock during the two years ended December 31, 2002. The information shown for 2001 is based on information provided by the Nasdaq Stock Market; the information shown for 2002 is based on information provided by Yahoo! Inc. These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Our common stock is currently quoted on the over-the-counter electronic bulletin board under the symbol “WEBB.” We have never paid cash dividends on our common stock and have no present intention to do so.

	Common Stock
Quarter Ended	High Bid	Low Bid

2001
March 31	$6.25	$1.50
June 30	$3.65	$1.00
September 30	$2.50	$0.50
December 31	$0.93	$0.50

2002
March 31	$1.40	$0.61
June 30	$0.90	$0.32
September 30	$0.53	$0.22
December 31	$0.40	$0.16

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the securities authorized for issuance under Webb’s compensation plans as of March 31, 2003.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,210,419	$4.59	1,810,169
Equity compensation plans not approved by securities holders	—	—	—

Total	3,210,419	$4.59	1,810,169

The Webb Interactive Services, Inc. 1995 and 2000 Stock Option Plans provide for the grant of options to purchase shares of our common stock to officers, directors, employees and consultants. A total of 6,250,000 shares of common stock are reserved for issuance upon the exercise of options granted under the plans. Options granted under the plans may have a term of up to ten years. Options which expire, are canceled or are terminated without having been exercised, may be regranted to participants under the plans. Options granted under the plans may be either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not qualify for special tax treatment. No incentive stock options may be granted with a per share exercise price less than the fair market value per share at the date of grant (or 110% of fair market value in the case of optionees who hold 10% or more of our outstanding common stock). Under the plans, the exercise price of nonqualified stock options may not be less than 85% of the fair market value of the common stock on the date of grant. The board of directors has adopted a policy of not granting nonqualified stock options with an exercise price less than the fair market value of the common stock on the date of grant. Not more than $100,000 in value of incentive stock options under the Plans may vest in any calendar year for any option holder and no incentive stock option may be exercised more than ten years after the date of grant. The plans are administered by the board of directors and options may be granted at such time and in such amounts as the board of directors, in its discretion, determines. See Item 7 – Financial Statements – Note 2 and 12 to Notes to Consolidated Financial Statements for additional information regarding the plans.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Continuing operations of Webb refer to the Jabber business segment and Webb’s corporate activities. Jabber is a commercial developer of extensible instant messaging software for enterprises, carriers and service providers that require real-time communication and collaboration solutions. Founded by Webb in February 2000, Jabber began shipping commercial software in 2001.

Jabber’s products are based upon the standardized extensible message and presence protocol, XMPP, developed by the Jabber.org open-source movement. Jabber instant messaging solutions differ from packaged and consumer instant messaging solutions in the ability of Jabber instant messaging to support and to be integrated with other applications and services.

During March 2003, Jabber sold, for $7.2 million, 25,218,914 shares of its newly created series D convertible preferred stock to France Telecom Technologies Investissements (FTTI), Intel Capital Corporation and Webb. Webb acquired its shares by converting $2.2 million of obligations owed to it by Jabber. Prior to this transaction, Webb owned approximately 74.8% of Jabber’s outstanding capital stock. Following this transaction, Webb owns 18,390,232 shares of Jabber common stock and 7,705,779 shares of Jabber’s series D convertible preferred stock, representing, on an as-if-converted basis, approximately 43% of Jabber’s outstanding capital stock.

As a result of the additional shares of Jabber common stock issued to FTTI in connection with its anti-dilution protection and the conversion of the Webb note payable into shares of Jabber’s series D convertible preferred stock, Jabber expects to record approximately $4.6 million in non-cash expenses in the first quarter of 2003.

Commencing with the first quarter of 2003, Webb will not consolidate Webb’s and Jabber’s results of operations and financial position but will account for its investment in Jabber using the equity method of accounting. Under this method, Webb will record its percentage of Jabber’ net income or losses on its statement of operations and will reflect the value of its investment in Jabber on its balance sheet. See Item 7 – Financial Statements – Note 23 to Notes to Consolidated Financial Statements which reflects Webb’s parent only financial statements as of December 31, 2002 using the equity method of accounting for its Jabber subsidiary.

Prior to October 2001, we operated our AccelX business segment which was focused primarily on developing software products for small to medium-sized businesses. We terminated this business in October 2001. The income and expense from this business segment is reflected as a discontinued operation for all periods presented.

We have not been profitable since inception. At December 31, 2002, we had an accumulated deficit of approximately $123 million, which included approximately $67 million of non-cash expenses related to the following:

•	Beneficial conversion features related to convertible notes, preferred stock and preferred stock dividends;

•	Loss on extinguishment of debt;

•	Reset of warrant exercise prices;

•	Stock and stock options issued for services;

•	Warrants issued to customers;

•	Interest expense on convertible notes paid by the issuance of similar notes;

•	Amortization of intangible assets acquired in consideration for the issuance of our securities;

•	Impairment loss on acquired intangible assets and goodwill; and

•	Write-off of securities received in connection with the sale of a business unit.

Webb, as a holding company, has no independent source of revenue and will, therefore, continue to incur, on a stand-alone basis, operating losses. Jabber’s ability to become profitable depends on its ability to market its products and services and generate revenues sufficient to exceed its expenses. Because of the new and evolving nature of instant messaging technologies and Jabber’s early stage of development, we cannot be sure that Jabber’s revenue model will prove to be viable, whether demand for its products and services will materialize at the prices it expects to charge, or whether its current or future pricing levels will be sustainable.

Jabber projects revenues to increase significantly during 2003 and 2004 compared to 2002 and to achieve positive cash flow from operations no sooner than the fourth quarter of 2003. Because of Jabber’s limited operating history, we do not have significant historical financial data upon which to base Jabber’s revenue or expense forecasts and there can be no assurance that Jabber will be able to meet its projections for 2003 and subsequent years. Jabber’s revenues in 2002 were derived primarily from software license sales, software support and maintenance fees and professional service fees.

LIQUIDITY AND CAPITAL RESOURCES

We used $5,753,788 in cash to fund our consolidated operations for the year ended December 31, 2002, compared to $11,609,823 for the year ended December 31, 2001. We used $43,362 in cash from investing activities for the year ended December 31, 2002, compared to receiving $367,649 for the year ended December 31, 2001. We received $6,604,401 in net cash from financing activities for Webb and Jabber for the year ended December 31, 2002, compared with $7,314,273 for the year ended December 31, 2001.

The Webb and Jabber businesses are separately funded. Consequently, liquidity and capital resources for each business is presented below.

Jabber. As of December 31, 2002, Jabber had cash and cash equivalents of $330,879 and working capital deficit of $2,136,648, including $2,025,477 owed to Webb. Jabber used $3,517,092 in cash to fund its operations for the year ended December 31, 2002, compared to $5,567,534 for the year ended December 31, 2001. The decrease in cash used by operations in 2002 was primarily due to an increase of $3.4 million in cash collected from customers and a reduction in operating expenses of $1.4 million compared with the year ended December 31, 2001.

Jabber used $48,430 in investing activities for the purchase of property and equipment for the year ended December 31, 2002, compared with $154,799 for the year ended December 31, 2001. Jabber plans to spend approximately $540,000 for property and equipment during 2003.

Jabber received $3 million from financing activities which includes $1.1 million from the sale of common stock and $1.9 million in the form of demand loans from Webb, compared with $6.6 million for the year ended December 31, 2001, which included $2.3 million invested by Webb and $4.3 million invested by FTTI.

As a result of the $5 million in cash proceeds Jabber received from the sale of its series D convertible preferred stock in March 2003 (See Item 7 – Financial Statements – Note 23 to Notes to Consolidated Financial Statements), we believe that Jabber is adequately funded through cash break-even, which we expect to occur during the fourth quarter of 2003. Based on our current financial forecasts, Jabber will use approximately $1.5 million in net operating capital during 2003 and thereafter is expected to generate sufficient cash flow from operations to sustain its operations. Jabber’s projected use of cash is predicated on Jabber meeting its revenue projections and managing its expense levels to forecasted amounts. We estimate 2003 revenues for Jabber to increase to $8.4 million, and to more than $18 million in 2004. Software license fees are projected to account for 72% of net revenues in 2003 and 73% in 2004. We estimate Jabber’s expenses to be $9.5 million for 2003 and to increase to $14.6 million for 2004. Jabber has a limited operating history upon which to base its projections, particularly its revenue projections, and there can be no assurance that Jabber will be able to meet its projections for revenues and expenses. In addition, since many of Jabber’s expenses are fixed or must be incurred in advance of revenues, Jabber’s working capital requirements could increase significantly over projected levels if Jabber does not meet its revenue projections. Therefore, Jabber may require more cash for its operations than our current projections indicate. In this circumstance, Jabber may have to seek additional funding or reduce its operating activities.

Webb. As of December 31, 2002, Webb had cash and cash equivalents of $1,383,198 and working capital of $3,438,646, including $2,025,477 owed by Jabber. We financed our operations and capital expenditures and other investing activities during 2002 through the sale of securities for which we received $7.5 million in net proceeds (See Item 7 – Financial Statements – Note 8 to Notes to Consolidated Financial Statements). Of the $7.5 million raised in the first quarter of 2002, approximately $1.9 million has been used to pay obligations outstanding at the time of the financing, $3 million has been used to fund Jabber’s 2002 operating expenses, and $2 million has been used to pay Webb’s 2002 operating expenses. In addition, approximately $195,000 and $479,000 has been used to fund Jabber’s and Webb’s operating expenses, respectively, for the first quarter of 2003. Of the remaining cash and cash equivalents of approximately $905,000 at March 24, 2003, $280,000 is expected to be used to fund Webb’s operating expenses for the balance of 2003.

We used $2,236,696 in cash to fund Webb’s operations for the year ended December 31, 2002, compared to $6,042,289 for the year ended December 31, 2001. The decrease in 2002 is primarily a result of $7,283,712 in losses in 2001 from our AccelX business which we terminated in October 2001, and a net reduction of $2,188,013 in Webb’s corporate expenses in 2002 as a result of the termination of our AccelX business. These reductions were partially offset by the payment of $900,000 of 2001 obligations in the first quarter of 2002.

Webb used $2,999,932 in net investing activities for the year ended December 31, 2002, including $3 million of cash invested in Jabber, compared with $1,836,190 in net cash used in 2001. As a result of the Jabber financing in March 2003, Webb is not planning any additional direct funding of Jabber, other than the potential participation in the second series D convertible preferred stock financing (See Item 7 – Financial Statements – Note 23 to Notes to Consolidated Financial Statements). Webb does not plan to purchase a significant amount of property and equipment during the next twelve months.

During the year ended December 31, 2002, Webb received $6.6 million in net cash from financing activities, compared with $3.1 million for the year ended December 31, 2001. During 2002, Webb received proceeds of $300,000 from the issuance of short-term notes payable and $7.5 million from the sale of common stock and warrants. During 2002, Webb repaid $1.16 million of short-term and convertible notes payable and $36,000 in capital leases payable.

In connection with the Jabber financing in March 2003, Webb and Jabber formalized a two-year cost sharing arrangement commencing April 1, 2003, whereby Jabber has agreed to pay (i) 80% of the cost of two shared employees who provide accounting services for both companies; (ii) 60% of the cost of the Secretary and General Counsel for Webb who performs similar services for Jabber; and (iii) $100,000 annually for salary and 44% of the expenses of the CEO of Webb for serving on Jabber’s executive committee. We estimate that we will receive approximately $36,000 per month from Jabber for this cost sharing arrangement. In addition, commencing April 1, 2003, we will receive from Jabber $12,000 per month for 21 months for the purchase of third-party business software we own and we will receive $200,000 on August 31, 2004, from Jabber for the purchase of our computer equipment, office furnishings and fixtures and other office equipment. We believe our cash on-hand of approximately $930,000 at March 24, 2003, will be sufficient to fund Webb’s operating expenses through at least May 2005. Webb’s operating expenses are generally fixed in nature and include compensation costs, investor relations and the cost associated with being a public company. Our fixed monthly cash requirements, after cost allocations and the sale of property and equipment to Jabber, are forecasted to average approximately $31,000 for the remainder of 2003, $32,000 for 2004 and $63,000 for 2005.

RESULTS OF OPERATIONS

Continuing operations of Webb refer to the Jabber business segment and Webb’s corporate activities. Jabber commenced operations in May 2000, and was a development-stage enterprise through March 2001.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition and accounting for software development costs.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See Item 7 Financial Statements, Note 2 to Notes to Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

Revenue Recognition

We derive revenues from two primary sources: (1) software license revenues and (2) services revenues, which include maintenance and support contracts and professional service contracts. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants (SOP 97-2), as amended, we exercise judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period. For software license arrangements that do not require significant modification or customization of the underlying software, we recognize revenue when: (1) we enter into a legally binding arrangement with a customer for the license of software; (2) we deliver the products or perform the services; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Substantially all of our license revenues are recognized in this manner.

Many of our software arrangements include implementation or customization services sold separately under professional services engagement contracts. Revenues from these arrangements are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (it is consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. If an arrangement does not qualify for separate accounting of the license and service transactions, then license revenue is generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method as described below. Contract accounting is also applied to any arrangements: (1) that include milestones or customer specific acceptance criteria, which may affect collection of the license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the contract without additional charges; or (4) where the license payment is tied to the performance of consulting services. For arrangements with multiple elements, we allocate revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing practices for those products and services when sold separately and, for maintenance and support services, is additionally measured by the renewal rate. If we cannot objectively determine the fair value of any undelivered elements included in bundled software and service arrangements, we defer revenue until all elements are delivered, services have been performed, or until fair value can objectively be determined. When the fair value of a license element has not been established, we use the residual method to record license revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. Our license arrangements generally do not include acceptance provisions. However, if acceptance provisions exist we recognize revenue once the software has been accepted. We assess whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met.

Revenue for consulting services is generally recognized as the services are performed. If the project is of a short duration or there is a significant uncertainty about the project completion, revenue is recognized on the completed contract method. If there is uncertainty about receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. We estimate the percentage of completion on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, revenue is recognized when we receive final acceptance from the customer. When total cost estimates exceed revenues, we accrue for the estimated losses immediately based upon out standard fully burdened hourly rates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect our estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

Software Development Costs

Software development costs for new software products to be sold or marketed externally for resale are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (SFAS 86). Under this accounting statement, software development costs are expensed until technological feasibility has been established upon completion of a detailed program design and are then capitalized until the software product is generally available for sale. Capitalized software costs are amortized to expense over its estimated useful life. In making such a determination, management must exercise judgment with respect to determining when the software has reached technological feasibility, the nature of the particular enhancement as well as the economic useful life of the software and/or the related enhancement. Given the early stage of adoption of enterprise-based IM technology and Jabber’s rapidly evolving product offerings, it is difficult to estimate the economic life of Jabber’s software products. However, Jabber’s management has estimated that the economic life is very short, and the economic life of any enhancements would not exceed 12 months. Consequently, Jabber has expensed product development costs in the period incurred. In future periods, as Jabber’s business continues to evolve, we may determine that product development costs should be capitalized and such amounts could be significant given our projected expenditures.

Twelve Months Ended December 31, 2002 and 2001

Due to the termination of our AccelX business segment on October 16, 2001, continuing operations of Webb refer to the Jabber business segment and Webb’s corporate activities. Jabber commenced operations in May 2000, and was a development-stage enterprise through March 2001, at which time it released its initial proprietary IM software product.

Revenues:

Jabber earns revenues from licensing of its IM software, fees for maintenance and support contracts and fees from professional services agreements, which are generally associated with licensing contracts.

Jabber’s total revenue for the year ended December 31, 2002, increased 3.1 times to $3,392,782 compared to $1,079,337 for the year ended December 31, 2001. The revenue mix between license fees and services in 2002 was 60% and 40%, respectively, compared with 71% and 29%, respectively, for 2001. Contributing to the change in the revenue mix between years were two professional service agreements for which there was no related license revenue. Taking these two contracts into account, the mix between license fees and services is 72% and 28%, respectively. The significant increase in revenues in 2002 is primarily due to revenues earned from licensing Jabber’s proprietary IM software products, which were initially released in March 2001 and associated professional service revenues earned in connection with integrating and customizing Jabber’s products. Prior to March 2001, Jabber earned revenue primarily from professional service contracts for the customization of the open-source IM software.

Components of net revenues from continuing operations and cost of revenues, which excludes any allocation of depreciation or amortization expense, are as follows:

	Year Ended December 31,
	2002	2001
Net revenues
Licenses	$2,036,081	$767,556
Professional services fees	1,048,278	191,861
Support and maintenance fees	308,423	119,920

Total net revenues:	$3,392,782	1,079,337

Cost of revenues:
Cost of licenses	652	—
Cost of professional services	951,804	409,273
Cost of support and maintenance	153,533	281,938

Total cost of revenues	1,105,989	691,211

Gross margin	$2,286,793	$388,126

License revenues represent fees earned for granting customers licenses to use Jabber software products. During the third quarter of 2001, Jabber began licensing products based on a perpetual license, registered user pricing model. License revenues for the year ended December 31, 2002, were $2,036,081, which represents a 165% increase when compared with $767,556 for the year ended December 31, 2001. The increase was a result of stronger demand for Jabber’s products and additional license purchases from existing customers, which represented 49% of license revenues during the 2002 twelve-month period. Software revenue recognized in 2001 was primarily from licenses to two customers, including France Telecom, a related party. We are forecasting revenues from license fees to be $6.0 million in 2003 and to increase to between $13.5 and $16.5 million in 2004.

Professional service revenue represents fees earned for custom programming, installation and integration services of Jabber software products, generally with larger enterprise organizations and consulting services. Professional service revenues were $1,048,278 for the year ended December 31, 2002, which represents a 446% increase when compared with $191,861 for the year ended December 31, 2001. Revenues recognized from professional services in 2002 was primarily from (i) a customization contract with Euro RSCG of $230,668; (ii) a consulting contract with France Telecom, a related party, of $372,418; (iii) a customization and integration contract with AT&T of $190,800; and (iv) a customization contract with Lehman Brothers of $146,497. We are forecasting revenues from professional service contracts to be $1.5 million in 2003 and to increase to between $2.8 and $3.4 million in 2004.

Support and maintenance fee revenues are derived from annual support and maintenance contracts associated with the sale of Jabber’s software products and customized month-to-month support agreements with customers generally billed on a time and materials basis. Annual fees for support and maintenance are generally 15% to 18% of the license fee revenue and the related revenue is recognized over the term of the contract. Customers may purchase support and/or maintenance contracts for which they receive telephone support and product updates and upgrades during the term of the agreement. Customers are not obligated to purchase support and maintenance. Support and maintenance fees were $308,423 for the year ended December 31, 2002, which represents a 157% increase when compared with $119,920 for the year ended December 31, 2001. Support and maintenance fee revenues in 2002 were derived from annual support and maintenance agreements sold in connection with the licensing of Jabber’s software, while revenues in 2001 were primarily from custom support contracts which were billed at a fixed price or on a time and material basis and were for a fixed number of hours or a fixed period of time, generally less than two months. We are forecasting revenues from support and maintenance agreements to be $900,000 in 2003 and to increase to between $2.3 and $2.8 million in 2004.

In February 2002, Jabber and France Telecom (collectively France Telecom and its subsidiaries or affiliates, “FT”), an investor in Jabber (See Item 7 – Financial Statements – Note 10 to Notes to Consolidated

Financial Statements), entered into a $455,000 fixed-priced consulting agreement whereby Jabber provides professional consulting services for general IM technology as well as IM technology integration with FT proprietary product offerings to FT. During 2002, Jabber billed FT $384,772 in fees, of which $372,418 was recognized as revenue with the remaining $12,354 being deferred until 2003. Jabber expects the deferred revenue and the remaining $70,228 to be billed to FT to be recognized as revenue in the first quarter of 2003. At December 31, 2002, all of the revenue recognized in 2002 has been collected, except for $37,932, which was collected in January 2003.

In October 2001, FT licensed Jabber’s commercial server software and entered into an annual maintenance and support agreement. Jabber recognized $87,800 in license revenue in 2001 and $19,166 and $31,039 in 2002 and 2001, respectively, from the maintenance and support agreement. In October 2002, Jabber entered into an agreement with FT to amend the license agreement whereby FT purchased a user-based license including the first year of support and maintenance for $500,000. In addition, FT had an option to purchase additional licenses under this agreement. During March 2003, FT exercised the option to purchase additional user licenses and related maintenance and support for $3,000,000 to be paid in four equal quarterly payments in 2003. We expect that $2,000,000 of this amount will be recognized as revenue in 2003. During 2002, we recognized $425,000 in license revenue and $15,625 in maintenance and support revenue from FT. At December 31, 2002, all of the fees from the FT license and maintenance and support agreements in effect in 2002 had been collected.

Cost of Revenues:

Cost of license revenues for the 2002 twelve-month period were $652 and consists of shipping costs to deliver software products net of amounts billed to customers. We expect cost of license revenues to increase as we incorporate third-party software into our product offerings.

Cost of professional service revenues consists of compensation costs and consulting fees associated with performing custom programming, installation and integration services for Jabber’s customers. Cost of professional service revenues was $951,804 for the year ended December 31, 2002, or 91% of net professional service revenues, compared to $409,273, or 213% of net professional service revenues for the year ended December 31, 2001. Direct project expenses for 2002 were $893,841 on revenues of $1,048,278 representing a gross margin of 15%, compared to direct project expenses of $130,411 on revenues of $191,861 representing a gross margin of 32% for the year ended December 31, 2001. The decrease in direct project gross margin in 2002 is a result of two loss contracts in which our costs exceed revenues by $201,585. In October 2002, we signed a license contract valued at $157,500 with a customer in the financial services industry. In connection with this contract, we agreed to perform significant professional services in order to develop functionality for our software products required by this customer and the financial services industry in general. The cost of the professional services for this contract exceeded revenues by $164,351. We incurred these costs to facilitate the development of our software products to add functionality we believe will lead to additional sales to customers in the financial services industry. We also entered into a fixed price professional services arrangement in the third quarter of 2002 in which our costs exceeded revenues by $37,234 as a result of additional work performed which was not originally anticipated by us in the initial scope of work. In the third quarter of 2002 we entered into an arrangement with a customer to provide a software solution, including custom programming services, in connection with Nokia’s Nokia Game. We recognized the license revenue and the professional services revenue on a percent completed basis, which was 100% complete at year-end. We recognized a gross margin of 1.4% on the professional services portion of the contract. Including revenue from this contract that was recorded as license revenue, the gross margin on the entire contract was 49%. Excluding these three contracts, direct project costs of professional services revenues would have been 50% of net professional service revenues for 2002. We do not expect this percentage to decrease significantly in 2003, as we believe we will continue to provide significant customization services as part of our effort to expand the functionality of our products as well as to meet the needs of individual customers. Our goal is to reduce this percentage to a more normal percentage of approximately 43% in 2004 and subsequent years as we are required to provide less customization for individual customers due to expanded functionality of our product offerings

Cost of support and maintenance revenue was $153,533 for the year ended December 31, 2002, or 50% of net support and maintenance revenues, compared to $281,938, or 235% of net support and maintenance fees for the year ended December 31, 2001. The decrease in absolute dollars in 2002 was a result of cost saving measures we implemented in the third quarter of 2001 to reduce our fixed costs in this organization through the reduction in headcount by the consolidation of responsibilities, resulting in a reduction of $84,831 in compensation costs and $16,656 in consulting fees in 2002. We expect cost of support and maintenance revenues to be 25% in 2003 and 31% in 2004. Projected increases in costs associated with delivering these services are expected to result only to the extent required to support new customer contracts.

Operating Expenses:

Sales and marketing expenses consist primarily of employee compensation, cost of travel, advertising and public relations costs, trade show expenses, user conferences, and costs of marketing materials. Sales and marketing expenses were $1,827,190 for the year ended December 31, 2002, or 54% of net revenues, compared to $917,361, or 85% of net revenues for the year ended December 31, 2001. During the second quarter of 2002, Jabber opened a sales and marketing office in Europe in order to facilitate our emerging European market and incurred $227,884 in costs, primarily employee compensation, associated with these operations in 2002. We also incurred $120,371 in additional cost, net of conference fees, in 2002 in connection with our European Jabber users conference. In addition, the increase in absolute dollars for 2002 was also attributable to (i) incurring $237,008 more in commission and bonus expense; (ii) an increase in compensation expense of $111,860 primarily due to the addition of a VP of Sales in 2002; (iii) an increase of $46,892 in travel expense due to increased pre-sales calls in 2002; (iv) an increase in contract labor of $49,690 primarily associated with telemarketing sales and business development activities; and (v) an increase in severance costs of $27,153 due to a reduction in staff in July and August of 2002. We expect Jabber’s sales and marketing expenses to increase on an absolute dollar basis in future periods as Jabber continues to market its products and services, develop business relationships and execute its sales plan. We estimate sales and marketing expenses to be approximately $3.4 million in 2003.

Product development expenses consist primarily of employee compensation and programming fees relating to the development, maintenance and enhancement of the features and functionality of Jabber’s software products. During 2002 and 2001, all product development costs were expensed as incurred. Product development expenses were $2,193,881 for the year ended December 31, 2002, or 65% of net revenues, compared to $2,719,204 or 252% of net revenues for the year ended December 31, 2001. During 2002, we reduced headcount by four employees in the first eight months of 2002 and we reduced contracted labor costs by consolidating several management positions and replacing them with less expensive software engineers. As a result, in 2002 we reduced employee compensation expense and contract labor expense by $90,162 and $140,821, respectively. In addition, our product development group worked on more professional services contracts in 2002 in which $397,774 more in costs were charged to cost of professional service revenue. Product development expenses were further reduced in 2002 by (i) a decrease in travel expense of $12,146; and (ii) a decrease in employee relocation expense of $12,000. These decreases were partially offset by increases in 2002 by (i) $46,785 in purchased software costs we incorporated into our product offerings; (ii) bonus expense of $46,327; and (iii) $40,898 incurred for consulting fees related to Jabber’s efforts to have the Jabber XMPP protocol declared an internet standard by the Internet Engineering Task Force. We believe that significant investments in product development are critical to attaining Jabber’s strategic objectives and, as a result, we expect Jabber’s product development expenses to continue to increase in future periods. We estimate product development expenses to be approximately $2.5 million in 2003.

General and administrative expenses consist primarily of employee compensation, consulting expenses, fees for professional services, and non-cash expenses related to stock and warrants issued for services. General and administrative expenses were $3,694,568 for the year ended December 31, 2002, or 109% of net revenues, compared with $5,903,062, or 547% of net revenues for the year ended December 31, 2001. General and administrative expenses specifically related or allocated to Jabber were $2,185,957 for the year ended December 31, 2002, compared to $2,206,438 for the year ended December 31, 2001. In future periods, we expect corporate general and administrative expenses to decrease as a percentage of revenues as revenues increase. We estimate Jabber’s general and administrative expenses to be approximately $2.3 million for 2003.

General and administrative expenses specifically related or allocated to Webb, primarily for general corporate activities, were $1,508,611 for the twelve-months ended December 31, 2002, compared with $3,696,624 for the year ended December 31, 2001. General and administrative expenses were reduced primarily as a result of cost saving measures implemented in the fourth quarter of 2001 and a general reduction in costs associated with supporting a smaller organization since the termination of our AccelX business in October 2001. We reduced headcount from 18 to five employees between the first quarter of 2001 and the second quarter of 2002, which resulted in a reduction in 2002 of $1,012,206 in compensation and other employee related and travel expenses. General and administrative expenses were further reduced in 2002 as a result of (i) a decrease of $351,250 in office rent due to the assignment of the lease to Jabber and a sublease of space from Jabber at a reduced monthly cost; (ii) incurring $321,080 less in registration penalty fees to an investor because of a delay in registering the shares of our common stock issuable upon conversion of our series C-1 preferred stock in 2001; (iii) a decrease of non-cash expense associated with stock and warrants issued for services of $294,945; (iv) a reduction of $254,016 in consulting fees incurred for investor relations; (v) a reduction of $180,576 for computer hardware and software expenses including support agreements and outsourced hosting services; and (vi) a decrease of $52,558 for contract labor associated with outsourced human resource and recruiting services incurred in 2001. We estimate Webb’s general and administrative expenses to be approximately $800,000 for 2003.

Depreciation and amortization was $1,215,794 for the year ended December 31, 2002, compared to $2,047,128 for the year ended December 31, 2001. During the year ended December 31, 2002, Jabber recorded amortization expense totaling $727,301, respectively, related to intangible assets compared to $1,546,749 for the year ended December 31, 2001. As of December 31, 2002, Jabber’s intangible assets were fully amortized.

Other Income and Expenses:

Interest income was $36,926 for the year ended December 31, 2002, compared to $118,479 for the year ended December 31, 2001. We earn interest by investing surplus cash in highly liquid investment funds or AAA or similarly rated commercial paper.

Interest expense was $637,184 for the year ended December 31, 2002, compared to $3,312,054 for the year ended December 31, 2001. The decrease in interest expense is a result of the repayment of a portion of our 10% convertible note payable and exchange of the balance into convertible preferred stock in March 2002; the repayment of short-term notes payable during the first quarter of 2002; and the conversion of the Jabber convertible note payable to Jabber’s common stock in April 2002. As of December 31, 2002, we do not have any remaining outstanding debt obligations. Interest expense is summarized in the following table:

	Year Ended December 31,
	2002	2001
10% convertible note payable	$551,263	$3,192,633
Short-term notes payable	62,503	42,442
Jabber convertible note payable	2,394	45,834
Other interest expense	21,024	31,145

Total interest expense	637,184	3,312,054
Non-cash interest expense	560,412	3,055,412

Net cash interest expense	$76,772	$256,642

(See Item 7 – Financial Statements – Notes 7, 8 and 11 to Notes to Consolidated Financial Statements for information regarding the non-cash interest expense recorded for these transactions).

A summary of non-cash interest expense is as follows:

	Year Ended December 31,
	2002	2001
10% convertible note payable
Amortization of financing costs	$135,388	$417,875
Amortization of discount	49,144	151,058
Principal-in-kind notes	—	9,900
Additional interest expense due to anti-dilution protection on conversion feature	255,060	2,394,234
Additional interest expense due to reset of second 10% convertible note payable warrant	74,086	—

Total non-cash interest expense on 10% convertible note payable	513,678	2,973,067

Convertible notes payable
Amortization of discount	29,976	15,738
Amortization of financing costs	—	21,000
Additional interest expense due to reset of warrant	14,364	—

Total non-cash interest expense on convertible note payable	44,340	36,738

Interest paid with issuance on notes payable on Jabber convertible note payable	2,394	45,607

Total non-cash interest expense	$560,412	$3,055,412

Loss on debt extinguishment was $1,162,934 for the year ended December 31, 2002. The loss on debt extinguishment was comprised of $625,164 resulting from consummating a transaction in March 2002, with the holder of our 10% convertible note in which $1,212,192 of the outstanding principal was exchanged for 1,984 shares of our series D preferred stock. The loss was calculated by multiplying the increase in the number of common shares issuable upon conversion by the fair market value of our common stock on the date the transaction closed. We recorded an additional loss on debt extinguishment of $537,770 for the value of the warrant issued in connection with the exchange for series D preferred stock. The value of the warrant was computed using the Black-Scholes option pricing model. See Item 7 – Financial Statements – Note 7 to Notes to Consolidated Financial Statements for a description of this transaction.

Minority Interest:

Minority interest arises from the allocation of losses in Jabber to its minority stockholders. Minority stockholders of Jabber include holders of Jabber’s common stock, holders of Jabber’s series B preferred stock, and the holder of 25 shares of Jabber’s series C preferred stock. We allocate a portion of Jabber’s net losses to the minority shareholders to the extent of their share in the net assets of Jabber. For the year ended December 31, 2002, we allocated $2,049,257 of Jabber’s losses to its minority stockholders, compared to $389,509 for year ended December 31, 2001. As a result of the transaction entered into with FTTI as discussed below, losses allocated to minority interest for the 2002 twelve month period included $1,611,869 of Jabber’s losses allocated to FTTI which represents the difference between the Jabber losses allocated to FTTI prior to the transaction and the amount of Jabber losses that would have been allocated to FTTI had the transaction occurred from inception of the FTTI investment in Jabber (the FTTI catch-up).

On April 8, 2002, we entered into an agreement with Jabber and FTTI, pursuant to which Webb and FTTI agreed to convert substantially all of their respective shares of Jabber’s preferred stock into shares of Jabber’s common stock as of April 29, 2002. As part of the agreement, the pledge by Webb to FTTI of 1,400,000 shares of Webb’s Jabber preferred stock was terminated, Webb exchanged the principal and interest of a $1,100,000 note payable from Jabber for shares of Jabber’s common stock at $1.00 per share and FTTI converted the principal and interest on a Jabber convertible note for $100,000 into shares of Jabber’s common stock, also at $1.00 per share.

Additionally, Webb recorded $3,043,038 as an increase to additional paid-in capital in accordance with SAB 51. The amount was computed as the difference between FTTI’s minority interest balance after the transaction and allocation of the FTTI catch-up and multiplying Jabber’s net worth at April 29, 2002, by FTTI’s ownership percentage after the transaction.

In a separate transaction, Webb acquired all of the shares of Jabber’s common stock and preferred stock owned by DiamondCluster, valued at $759,503, in consideration for which Webb issued to DiamondCluster 911,645 shares of Webb’s common stock at $0.67 per share. The resulting difference between the value of the Webb shares issued and the value of the Jabber securities acquired was $122,451, resulting in a reduction in the cost basis for Jabber’s property and equipment and intangible assets, of $86,898 and $35,553, respectively. During the year ended December 31, 2002, we recorded $25,180 less in depreciation expense and $35,553 less in amortization expense as a result of this transaction.

As a result of the transactions discussed above, through December 31, 2002, we had allocated Jabber’s losses to FTTI to the full extent of its minority interest in Jabber represented by the value of Jabber common stock owned by FTTI. Consequently, unless FTTI or other potential investors purchase Jabber securities that permit for the allocation of Jabber losses to those investors, the amount of Jabber losses allocated to minority shareholders in future periods will be limited to the series C preferred stock investor.

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

Jabber common stock equivalents at April 29, 2002, after the April 2002 stock transactions were as follows:

Securities	Webb	FTTI	DiamondCluster	Others	Total
Series A preferred stock	—	—	—	—	—
Series B preferred stock	—	100,000	—	—	100,000
Series C preferred stock	100,000	—	—	25,000	125,000
Common stock	18,290,232	5,185,712	—	876,397	24,352,341

Total	18,390,232	5,285,712	—	901,397	24,577,341

Ownership percentage	74.8%	21.5%	—	3.7%	100.0%

The common stock and series B preferred stock owned by FTTI is subject to anti-dilution protection should Jabber issue stock at less than $1.00 per share, or adjustment for stock splits, stock dividends and other similar transactions. In such an event, Jabber may incur a significant non-cash charge as a result of the issuance of additional shares to FTTI.

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

GAAP requires us to record the beneficial conversion feature, other deemed dividends, the value of warrants and, in most instances, the cash offering costs as additional preferred stock dividends. This non-cash charge to net loss applicable to common stockholders is labeled “Accretion of preferred stock to redemption value” in the accompanying consolidated statement of operations.

Accretion expense was $648,710 for the year ended December 31, 2002. We recorded accretion expense of $479,442 as a result of the reset of the conversion price of our series C-1 preferred stock in January 2002, from $2.50 per share to $1.00 per share. The accretion expense was calculated by multiplying the increase in the number of common shares issuable upon conversion by the fair market value of our common stock on the commitment date. The accretion expense was limited to the net proceeds from the sale of the series C-1 preferred stock less the total accretion expense recorded in previous periods. We also recorded accretion expense in 2002 of $148,259 and $21,009 for the resets of the series C-1 preferred stock and series B preferred stock warrants, respectively. The accretion expense was calculated by computing the difference between the warrant value immediately preceding and after the reset using the Black-Scholes option pricing model. Refer to Item 7 – Financial Statements – Note 11 to Notes to Consolidated Financial Statements for the calculation of these charges.

During 2001, we recorded accretion expense totaling $3,048,414, including $1,970,558 related to the issuance of our series C-1 preferred stock and $886,069 related to the reset of the conversion price of our series B-2 preferred stock on February 28, 2001, and $191,788 in December 2001, from the exchange of 200 shares of series B-2 preferred stock for 350,205 shares of our common stock.

The series D junior preferred stock issued in the first quarter of 2002 was also subject to anti-dilution protection in the event we issue common stock at prices less than the current conversion price for the preferred stock or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. The anti-dilution protection expires on January 17, 2004.

We may also incur additional preferred stock accretion expense in future periods as a result of the convertible preferred stock Jabber issued in connection with the investment by FTTI in Jabber. The accretion expense, if any, in future periods as a result of this transaction or the issuance of other securities with similar terms may be significant.

The terms of Jabber’s series B preferred stock provided for an 8% cumulative dividend. For the year ended December 31, 2002, we recorded $125,187 of preferred stock dividends, all of which are payable to third parties. In addition, Jabber’s series C preferred stock also provided for an 8% cumulative dividend. The series C preferred stock dividends totaled $419,217 for year ended December 31, 2002, respectively, of which $418,455 was eliminated in consolidation as the dividends were payable to Webb.

Net Loss Applicable to Common Stockholders:

Net loss applicable to common stockholders was $6,873,818 for the year ended December 31, 2002, compared with $24,528,457 for the year ended December 31, 2001. Jabber’s net loss applicable to common stockholders for the year ended December 31, 2002, was $5,275,830 including $324,671 in non-cash preferred stock dividend expense, compared with net loss applicable to common stockholders of $7,762,268 for the year ended December 31, 2001.

The decrease in losses for the year ended December 31, 2002, was primarily a result of (i) incurring $7,283,712 less in operating losses for our AccelX operations as a result of the termination of this business segment in October 2001; (ii) incurring $2,674,870 less in interest expense as the notes payable were either repaid or exchanged for preferred stock; (iii) an increase in Jabber’s gross margin of $1,898,667, primarily as a result of increased revenues and a change in the revenue mix from lower margin professional service fees to higher margin software license fee revenues; (iv) a decrease in operating expenses of $1,267,009 as a result of scaling back Webb operations; and (v) a decrease in depreciation and amortization expense of $855,003. These reductions in 2002 were partially offset by $1,162,934 more in non-cash charges related to a loss on debt extinguishment. We expect Webb’s losses to be approximately $1,000,000 in 2003 before Webb records its share of Jabber’s losses. We expect Jabber to incur losses of approximately $1.7 million in 2003 due to the significant time between product development and market introduction as well as the long sales cycle for most of Jabber’s products.

Included in net losses allocable to common stockholders are non-cash expenses for transactions related to acquisitions, financing, and securities we issued for services as summarized in the following table:

	Year Ended December 31,
	2002	2001
Amortization of intangible assets and goodwill	$691,748	$3,050,388
Impairment loss	—	2,025,322
Stock and warrants issued for services	74,893	652,069
Beneficial conversion feature, amortization of discount and financing costs to interest expense and non-cash interest related to the 10% convertible note payable	513,678	2,973,067
Amortization of discount and non-cash interest expense on short-term note payable	44,340	36,738
Loss on debt extinguishment	1,162,934	—
Preferred stock dividends	125,187	156,915
Accretion of preferred stock	648,710	3,048,414

Total	$3,261,490	$11,942,913

Twelve Months Ended December 31, 2001 and 2000.

Due to the termination of our AccelX business segment on October 16, 2001, continuing operations of Webb refer to the Jabber business segment and Webb’s corporate activities. Jabber commenced operations in May 2000, and was a development-stage enterprise through March 2001, at which time it released its initial proprietary IM software product.

Revenues:

Components of net revenues from continuing operations and cost of revenues are as follows:

	Year Ended December 31,
	2001	2000
Net revenues:
Licenses	$767,556	$25,000
Professional service fees	191,861	292,970
Support and maintenance fees	119,920	12,905

Total net revenues	1,079,337	330,875

Cost of revenues:
Cost of licenses	—	424
Cost of professional services	409,273	386,534
Cost of support and maintenance	281,938	107,768

Total cost of revenues	691,211	494,726

Gross margin	$388,126	$(163,851)

License revenues represent fees earned for granting customers licenses to use Jabber software products. During the second quarter of 2001, Jabber began licensing products based on a perpetual license, concurrent user pricing model. For the year 2001, Jabber recognized $767,556 in license revenue, comprised primarily of $250,000 of software license revenue from licenses to Buena Vista Internet Group, a Walt Disney Company; $235,000 from licenses to BellSouth; and $87,800 from a license to FT. Software revenue recognized in 2000 was from a single license of Jabber’s IM client software for $15,000 and from a one-time source code license fee by Webb of $10,000 for a product previously sold by a company acquired by Webb in 1999.

Professional service revenue represents fees earned for custom programming, installation and integration services of Jabber software products, generally with larger enterprise organizations. Professional service revenues were $191,861 for the year ended December 31, 2001, which represents a 35% decrease when compared with $292,970 for the year ended December 31, 2000. During 2001, we earned $92,736 in fees from Lift-Off BV for integration of our commercial server software used in connection with Nokia’s igame and $67,375 recognized in the first quarter of 2001 from go.com, a Walt Disney company, for custom programming related to the open-source IM software product, which commenced in July 2000. During 2000, professional service revenue was primarily from two contracts in which Jabber customized its commercial server and the open-source IM software.

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

Included in net revenues for the year ended December 31, 2001, are $87,800 in license revenue and $31,039 in support and maintenance fee revenue from FT, an investor in Jabber. In February 2001, FT entered into a software license agreement whereby FT licensed Jabber’s commercial server software and Jabber IM source code. Jabber recognized the license fee of $73,746 as revenue upon delivery of the products. In connection with the license agreements, FT entered into a one-year support and maintenance agreement for the commercial server software, valued at $33,998. Jabber recognized service revenue from the support and maintenance agreement over the term of the agreement, which totaled $27,200 through October 31, 2001. In October 2001, Jabber and FT entered into a software distribution license agreement and paid an incremental one-time license fee of $14,054. Simultaneously, FT entered into a one-year support and maintenance agreement, valued at $23,000. Jabber recognized service revenue from the support and maintenance agreement totaling $3,839 through December 31, 2001. With the consummation of the second license agreement, the February 2001 agreements were terminated. All revenue related to FT has been paid in cash.

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

Operating Expenses:

Sales and marketing expenses consist primarily of employee compensation, cost of travel, advertising and public relations costs, trade show expenses, and costs of marketing materials. Sales and marketing expenses were $917,361 for the year ended December 31, 2001, or 85% of net revenues, compared to $468,972, or 142% of net revenues for the year ended December 31, 2000. The increase in absolute dollars is primarily attributable to incurring $480,524 more in compensation costs, as Jabber hired five employees from the fourth quarter of 2000 through 2001 and Jabber also incurred $25,000 more for travel related expenses in support of sales efforts. These increases were partially offset by decreases in consulting and trade show expenses of $94,707 and $46,005, respectively.

Product development expenses consist primarily of employee compensation and programming fees relating to the development and enhancement of the features and functionality of Jabber’s software products. During 2001 and 2000, all product development costs were expensed as incurred. Product development expenses were $2,719,204 for the year ended December 31, 2001, or 252% of net revenues, compared to $1,416,590, or 428% of net revenues for 2000. During the third quarter of 2000, Jabber started assembling its product development organization and competed the build-out in December 2000. Consequently, product development expenses were minimal during the first two quarters of 2000. The absolute dollar increase was due primarily to increases in employee compensation expense of $1,403,757 as a result of hiring 18 employees beginning in the third quarter of 2000 through the third quarter of 2001. Jabber also incurred $51,351 more in computer lease and third-party software expenses in 2001. These increases were partially offset by decreases in 2001 of $140,293 for contract labor expense and $75,357 for travel expenses.

We are required by GAAP to evaluate Jabber’s product life cycle to determine if product development expenditures should be capitalized and subsequently amortized to cost of software revenues over the useful life of the software. In making such a determination, management must exercise judgment with respect to determining when the software has reached technological feasibility, the nature of the particular enhancement as well as the economic useful life of the software and/or the related enhancement. Given the early stage of adoption of enterprise-based instant messaging and Jabber’s rapidly evolving product offerings, it is difficult to estimate the economic life of Jabber’s software products. However, Jabber’s management has estimated that the economic life is very short, and the economic life of any enhancements would not exceed 12 months. Consequently, Jabber has expensed product development costs in the period incurred.

General and administrative expenses consist primarily of employee compensation, consulting expenses, fees for professional services, and non-cash expense related to stock and warrants issued for services. General and administrative expenses were $5,903,062 for the year ended December 31, 2001, or 547% of net revenues, compared with $9,411,549 for the year ended December 31, 2000, or 2,844% of net revenues for 2000. General and administrative expenses specifically related or allocated to Jabber were $2,206,438 for the year ended December 31, 2001, compared to $4,682,641 for the year ended December 31, 2000. The decrease in 2001 is primarily due to a reduction in consulting expenses. In 2000, Jabber incurred $2.8 million in consulting fees with DiamondCluster in connection with the development of its business plan, of which $690,000 was paid in securities of Jabber in the third quarter of 2001. Jabber incurred $758,907 for its share of Webb’s corporate expenses, a decrease of $176,038 from 2000, comprised primarily of employee wages and other employee related expenses. In addition, Jabber incurred $261,090 of non-cash expenses in 2001 for Jabber common stock it granted to two Jabber employees, an officer of Webb, and other third parties, which represents a decrease of $45,247 from 2000. These decreases were partially offset by increases in employee compensation expense of $387,095, as Jabber hired five employees from the fourth quarter of 2000 through the end of 2001, including a chief executive officer and a chief financial officer.

General and administrative expenses specifically related or allocated to Webb, primarily for general corporate activities, were $3,696,624 for the year ended December 31, 2001, compared with $4,728,908 for the year ended December 31, 2000. General and administrative expenses were reduced in 2001 as a result of (i) incurring $372,185 less in non-cash expenses related to the reset of series B preferred stock warrants; (ii) incurring $408,731 less in non-cash compensation expenses to financial service firms and consultants from the issuance of Webb’s securities for payment of services; (iii) a decrease of $458,825 in employee compensation from the reduction of annual bonuses and the elimination of five employees; (iv) a reduction in accrued bonuses of $130,406; (v) a reduction in expenses for our annual report and shareholder meeting of $110,978; (vi) a decrease in expenses for Nasdaq listing fees of $77,212 we incurred in the second quarter of 2000 to move from the SmallCap Market to the National Market; and (vii) a reduction in investor relation expenses of $82,058. These reductions were partially off-set by (i) registration penalties incurred in 2001 to an investor totaling $307,315 because of a delay in registering the shares of our common stock issuable upon conversion of our series C-1 preferred stock; (ii) the forfeiture of $475,000 of lease collateral in connection with a negotiated reduction in annual lease expenses; (iii) an increase in accounting fees of $101,139; (iv) an increase in rent expense of $51,085 as we moved to a new office in May 2000, which resulted in both higher rental rates and an increase in the amount of space rented; and (v) a decrease in general and administrative expenses allocated to Jabber of $131,038.

Depreciation and amortization was $2,047,128 for the year ended December 31, 2001, compared to $2,057,900 for the year ended December 31, 2000. During 2001, Jabber recorded amortization expense totaling $1,546,749 related to intangible assets acquired from Durand Communications. These intangible assets were contributed to Jabber in July 2000, at Webb’s carry-over basis. Included in loss from discontinued operations is amortization expense totaling $1,503,639 for our AccelX business related to intangible assets and goodwill we acquired from Durand Communications (prior to July 2000), NetIgnite and Update Systems. At December 31, 2001, our intangible assets total $727,301, which will be fully amortized on June 30, 2002.

Other Income and Expenses:

Interest income was $118,479 for the year ended December 31, 2001, compared to $731,808 for the year ended December 31, 2000. We earn interest by investing surplus cash in highly liquid investment funds or AAA or similarly rated commercial paper.

Interest expense was $3,312,054 for the year ended December 31, 2001, compared to $1,124,011 for the year ended December 31, 2000. We recorded interest expense related to the convertible note payable issued by Jabber totaling $45,834 for the year ended December 31, 2001. In connection with the issuance of Jabber preferred stock in July 2001, $41,000 of this interest was converted into 41 shares of Jabber’s series B preferred stock. We recorded $42,442 of interest expense for 2001 related to the short-term notes payable, including $36,738 of non-cash interest expense for the amortization of the associated deferred financing costs and discount. We recorded the following interest expense related to the 10% convertible note payable:

	Year Ended December 31,
	2001	2000
Interest paid with principal-in-kind notes	$9,900	$154,110
Amortization of discount	151,058	198,744
Amortization of financing assets	417,875	591,075
Additional interest expense due to anti-dilution protection on conversion feature	2,394,234	—

Total non cash interest expense	2,973,067	943,929
Interest expense payable in cash	170,934	63,014

Total 10% note payable interest expense	$3,144,001	$1,006,943

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

In addition, the reduction of non-cash interest expense related to the 10% note payable discount and deferred financing assets in the 2001 periods is a result of lower balances being amortized compared with the 2000 periods due to conversions of the 10% convertible note payable. During 2001 and 2000, we recorded a charge to additional paid in capital which otherwise would have been recorded as interest expense in future periods totaling $477,718 and $1,696,431, respectively, in connection with the conversion of notes totaling $680,000 and $2,500,000, respectively. As a result of the exchange of the remaining unpaid balance of the 10% convertible note payable with series D junior preferred stock, in March 2002, we recorded non-cash interest expense related to the discount and deferred financing assets totaling $116,247 and recorded a charge to additional paid-in capital for the remaining balance totaling $121,036.

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

Discontinued Operations:

In October 2001, we terminated our AccelX local commerce business. In September 2000, we sold our e-banking segment to a privately held company.

The sale or termination of these segments are reflected as a sale of discontinued operations in the accompanying consolidated financial statements. Accordingly, the revenues, costs and expenses of these discontinued operations have been excluded from the respective captions in the Consolidated Statement of Operations and have been reported as “Loss from discontinued operations” for all periods presented.

Summarized financial information for the discontinued operations are as follows:

	Year Ended December 31,
	2001	2000
AccelX Business Segment (through October 16, 2001):
Net revenues	$2,824,331	$3,683,519

Costs and expenses:
Cost of revenues	2,847,119	3,015,779
Sales and marketing expenses	951,756	2,570,701
Product development expenses	2,075,794	3,960,382
General and administrative expenses	474,462	930,101
Depreciation and amortization	1,729,710	7,097,223
Impairment loss	2,025,322	6,866,700

Total costs and expenses	10,104,163	24,440,886

Operating loss	(7,279,832)	(20,757,367)

Other income and expenses:
Loss on foreign currency transactions	(18,837)	(130,357)
Other income	14,957	—

Loss from AccelX discontinued operations	$(7,283,712)	$(20,887,724)

E-banking Business Segment: (2000 amounts include activity through September 12, 2000 only)
Net revenues	$—	$497,821
Costs and expenses:	—	(701,193)

Net loss from e-banking discontinued operations	$—	$(203,372)

Minority Interest:

Minority interest arises from the allocation of losses in Jabber to its minority stockholders. Minority stockholders of Jabber include holders of Jabber’s common stock, holders of Jabber’s series B preferred stock, the holder of 750,000 shares of Jabber’s series A-1 preferred stock and the holder of 25 shares of Jabber’s series C preferred stock. The capital and voting structure of Jabber’s common and preferred stock, including preferred stock dividends, at December 31, 2001, was as follows:

	Common	Preferred A-1	Preferred A-2	Preferred B	Preferred C	Total Voting Rights
Shares	912,500	7,400,000	1,400,000	5,037.411	8,290.316
Votes	912,500	7,400,000	14,000,000	5,037,411	8,290,316
Votes per share	1	1	10	1	1

Control of votes:
Webb	—	6,650,000	14,000,000	—	8,264,555	28,914,555
FTTI	—	750,000	—	4,322,156	—	5,072,156
Others	912,500	—	—	715,255	25,761	741,016

Total	912,500	7,400,000	14,000,000	5,037,411	8,290,316	34,727,727

We allocate a portion of Jabber’s net losses to the minority shareholders to the extent of their share in the net assets of Jabber. For the year ended December 31, 2001, we allocated $389,509 of Jabber’s losses to its minority stockholders, compared to $276,337 for the year ended December 31, 2000.

Preferred Stock Accretion Expense and Dividends:

The terms of our preferred stock grant the holders the right to convert the preferred stock into shares of our common stock at specified conversion prices. In each issuance of preferred stock, the conversion price has included a beneficial conversion feature because the value of the common stock resulting from a theoretical conversion of the preferred stock on the issuance date was greater than the allocated value of the preferred stock. In addition, if the conversion price of the preferred stock is reduced in future periods, GAAP requires us to record a deemed dividend to the preferred shareholder based upon the amount of additional shares that are issuable as a result of the change in the conversion feature.

GAAP requires us to record the beneficial conversion feature, other deemed dividends, the value of warrants and, in most instances, the cash offering costs as additional preferred stock dividends. This non-cash charge to net loss applicable to common stockholders is labeled “Accretion of preferred stock to stated value.”

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

The terms of Jabber’s series B preferred stock provides for an 8% cumulative dividend. For the year ended December 31, 2001, we recorded $156,153 of preferred stock dividends, all of which is payable to third parties. In addition, Jabber’s series C preferred stock also provides for an 8% cumulative dividend. The series C preferred stock dividends totaled $419,217 for the year ended December 31, 2001, of which $418,455 were eliminated in consolidation as the dividend was payable to Webb.

Net Loss Applicable to Common Stockholders:

Net loss allocable to common stockholders was $24,528,457 for the year ended December 31, 2001, compared with $48,853,667 for the year ended December 31, 2000. Jabber’s net loss allocable to common stockholders for the year ended December 31, 2001, was $7,762,268, including $575,628 in non-cash preferred stock dividend expense, compared with $8,902,960 for the year ended December 31, 2000.

The decrease in losses for the year ended December 31, 2001, are a result primarily of incurring $13,801,363 less in operating losses for our AccelX operations as a result of cost reduction measures implemented during 2001, including employee layoffs, culminating with the termination of this business segment in October 2001. Losses for 2001 were further reduced by (i) a reduction of Webb’s general and administrative expenses in 2001 by $1,032,284 primarily from decreasing the number of employees and related corporate support costs for our AccelX business; (ii) a decrease of $8,824,797 in preferred stock dividends and preferred stock accretion expense; and (iii) an increase in Jabber’s gross margin of $551,977, primarily a result of a change in the revenue mix from lower margin professional service fees to higher volume software license fee revenues. A net reduction in Jabber’s operating expenses in 2001 totaling $1,229,293 also contributed to the reduction in losses for the year. These reductions in 2001 were partially offset by an increase of $2,188,043 in interest expense primarily resulting from the non-cash beneficial conversion feature we recorded in connection with the reset of the conversion price of our 10% note payable.

Included in net losses allocable to common stockholders are non-cash expenses for transactions related to acquisitions, financing, and securities we issued for services as summarized in the following table:

	Year Ended December 31,
	2001	2000
Amortization of intangible assets and goodwill	$3,050,388	$8,347,207
Impairment loss	2,025,322	8,168,904
Stock and warrants issued for services	652,069	1,478,232
Beneficial conversion feature, amortization of discount and financing costs to interest expense and non-cash interest related to the 10% convertible note payable	2,973,067	943,929
Amortization of discount and financing costs related to short-term notes payable	36,738	—
Write-off of investment in common stock	—	448,172
Preferred stock dividends	156,915	373,126
Accretion of preferred stock and other deemed preferred stock dividends	3,048,414	11,660,000

Total	$11,942,913	$31,419,570

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

Incorporated by reference to Webb’s definitive proxy statement for the 2003 Annual Meeting of Shareholders.

Item 10. EXECUTIVE COMPENSATION.

Incorporated by reference to Webb’s definitive proxy statement for the 2003 Annual Meeting of Shareholders.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference to Webb’s definitive proxy statement for the 2003 Annual Meeting of Shareholders.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to Webb’s definitive proxy statement for the 2003 Annual Meeting of Shareholders.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) For Financial Statements filed as a part of this Report, reference is made to “Index to Financial Statements” on page F-1 of this Report. For a list of Exhibits filed as a part of this Report, see Exhibit Index page following Audited Financial Statements and Notes thereto.

(b) There were no Reports on Form 8-K filed during the last quarter of the period covered by this report.

Item 14. CONTROLS AND PROCEDURES.

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective changes with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation referenced in paragraph (a) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBB INTERACTIVE SERVICES, INC.

Date: April 8, 2003	By:	/s/ WILLIAM R. CULLEN
William R. Cullen, Chief Executive Officer

Know all persons by these presents, that each person whose signature appears below hereby constitutes and appoints William R. Cullen and Lindley S. Branson, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full powers and authority to do and perform each and every act and things requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ WILLIAM R. CULLEN William R. Cullen (President, Chief Executive Officer, Chief Financial Officer and a Director)	April 8, 2003

/s/ STUART J. LUCKO Stuart J. Lucko (Controller, Chief Accounting Officer)	April 8, 2003

/s/ ROBERT LACEY Robert Lacey (Director)	April 8, 2003

/s/ ROBERT J. LEWIS Robert J. Lewis (Director)	April 8, 2003

/s/ RICHARD C. JENNEWINE Richard C. Jennewine (Director)	April 8, 2003

/s/ PETER REN Peter Ren (Director)	April 8, 2003

CERTIFICATIONS

I, William R. Cullen, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Webb Interactive Services, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all materials respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 8, 2003

/s/ WILLIAM R. CULLEN
William R. Cullen Chief Executive Officer and Chief Financial Officer

Item 7. FINANCIAL STATEMENTS.

WEBB INTERACTIVE SERVICES, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Webb Interactive Services, Inc.:

We have audited the accompanying consolidated balance sheet of Webb Interactive Services, Inc. and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2001, and for the year ended were audited by other auditors who have ceased operations and whose report dated March 28, 2002, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG, LLP

Denver, Colorado,

February 14, 2003,

    except for Notes 1 and 23, as to which the date is

    March 19, 2003.

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE WEBB INTERACTIVE SERVICES, INC. ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-KSB AS ARTHUR ANDERSEN LLP HAS CEASED OPERATIONS.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Webb Interactive Services, Inc.:

We have audited the accompanying consolidated balance sheets of WEBB INTERACTIVE SERVICES, INC. (a Colorado corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Denver, Colorado,

March 28, 2002.

WEBB INTERACTIVE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$1,714,077	$919,198
Accounts receivable, net (Note 2)	657,446	414,991
Accounts receivable from a related party (Notes 15 and 20)	37,932	—
Prepaid expenses	172,848	33,377
Notes receivable from Company officer (Note 3)	147,476	160,822
Short-term deposits and other current assets	46,014	68,862

Total current assets	2,775,793	1,597,250

Property and equipment, net (Note 4)	974,267	1,541,045
Intangible assets, net of accumulated amortization of none and $2,370,495, respectively	—	727,301
Deferred financing assets	—	233,451

Total assets	$3,750,060	$4,099,047

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$510,511	$741,923
Accrued compensation, benefits and payroll taxes	446,982	344,316
Deferred revenue	444,574	192,592
Deferred revenue from a related party (Note 15 and 20)	71,729	—
10% convertible note payable, net of discount of none and $84,776, respectively (Note 7)	—	1,847,416
Convertible note payable and accrued interest payable (Note 10)	—	104,607
Capital leases payable (Note 5)	—	63,930
Short-term note payable (Note 6)	—	175,000
Accrued interest payable	—	58,964
Net current liabilities of discontinued operations (Note 16)	—	306,846

Total current liabilities	1,473,796	3,835,594

Commitments and contingencies

Minority interest in subsidiary	118,337	5,674,496

Stockholders’ equity (deficit):
Preferred stock, no par value, 5,000,000 shares authorized:
Series D junior convertible preferred stock, 2,584 and none shares issued and outstanding, respectively, liquidation preference of $1,000 per share	1,666,497	—
Series C-1 convertible preferred stock, none and 2,500 shares issued and outstanding, respectively	—	2,450,000
Common stock, no par value, 60,000,000 shares authorized, 21,668,167 and 11,331,522 shares issued and outstanding, respectively	103,956,048	93,155,341
Warrants and options	19,448,886	15,010,930
Accumulated other comprehensive loss	(17,421)	(5,049)
Accumulated deficit	(122,896,083)	(116,022,265)

Total stockholders’ equity (deficit)	2,157,927	(5,411,043)

Total liabilities and stockholders’ equity (deficit)	$3,750,060	$4,099,047

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

WEBB INTERACTIVE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001
Net revenues (Note 15)	$2,560,573	$960,498
Net revenue from a related party (Notes 15 and 20)	832,209	118,839

Total net revenues	3,392,782	1,079,337

Operating expenses:
Cost of revenues	891,265	691,211
Cost of revenues from a related party (Notes 15 and 20)	214,724	—
Sales and marketing	1,827,190	917,361
Product development	2,193,881	2,719,204
General and administrative	3,694,568	5,903,062
Depreciation and amortization	1,215,794	2,047,128

	10,037,422	12,277,966

Loss from operations	(6,644,640)	(11,198,629)

Interest income	36,926	118,479
Interest expense	(637,184)	(3,312,054)
Loss on extinguishment of 10% convertible note payable (Note 7)	(1,162,934)	—
Other income (loss), net	1,593	(36,721)

Net loss from continuing operations	(8,406,239)	(14,428,925)
Loss from discontinued operations (Note 16)	—	(7,283,712)

Net loss before minority interest and extraordinary income	(8,406,239)	(21,712,637)
Minority interest in losses of subsidiary	2,049,257	389,509

Net loss before extraordinary income	(6,356,982)	(21,323,128)
Extraordinary income (Note 19)	257,061	—

Net loss	(6,099,921)	(21,323,128)
Preferred stock dividends (Notes 9 and 10)	(125,187)	(156,915)
Accretion of preferred stock to stated value (Note 9)	(648,710)	(3,048,414)

Net loss applicable to common stockholders	$(6,873,818)	$(24,528,457)

Net loss applicable to common stockholders from continuing operations per share, basic and diluted	$(0.36)	$(1.61)

Net loss applicable to common stockholders from discontinued operations per share, basic and diluted	—	$(0.68)

Net loss applicable to common stockholders per share, basic and diluted	$(0.36)	$(2.29)

Weighted average shares outstanding, basic and diluted	19,301,937	10,692,960

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

WEBB INTERACTIVE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	Preferred Stock		Common Stock		Warrants and Options	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances, December 31, 2000	978	$912,286	10,354,473	$85,506,004	$15,450,237	$(154,774)	$(91,493,808)	$1,371	$10,221,316
Series C-1 preferred stock private placement	2,500	2,500,000	—	—	—	—	—	—	2,500,000
Cash offering costs	—	(50,000)	—	—	—	—	—	—	(50,000)
Value of warrants issued for common stock	—	(735,279)	—	—	735,279	—	—	—	—
Beneficial conversion feature of preferred stock	—	(1,235,279)	—	1,235,279	—	—	—	—	—
Accretion of preferred stock to stated value	—	1,970,558	—	—	—	—	(1,970,558)	—	—
Beneficial conversion feature on 10% convertible note payable conversion price reset	—	—	—	2,394,234	—	—	—	—	2,394,234
Beneficial conversion feature on series B-2 preferred stock conversion price reset	—	—	—	886,068	—	—	(886,068)	—	—
Conversion of series B-2 preferred stock	(778)	(725,755)	311,200	725,755	—	—	—	—	—
Exchange of series B-2 preferred stock	(200)	(186,531)	350,205	186,531	—	—	—	—	—
Beneficial conversion feature on exchange of series B-2 preferred stock	—	—	—	191,788	—	—	(191,788)	—	—
Conversion of 10% convertible note payable	—	—	292,727	508,000	—	—	—	—	508,000
Exercise of stock options	—	—	12,917	24,219	—	—	—	—	24,219
Warrants issued with short-term note payable	—	—	—	—	15,738	—	—	—	15,738
Warrant issued to financial services firm	—	—	—	—	70,934	—	—	—	70,934
Deferred compensation	—	—	—	—	—	390,979	—	—	390,979
Common stock and warrants issued for services	—	—	10,000	28,750	349,245	(377,995)	—	—	—
Cancellation of warrants	—	—	—	1,468,713	(1,610,503)	141,790	—	—	—
Preferred stock dividends from Jabber preferred stock	—	—	—	—	—	—	(156,915)	—	(156,915)
Other comprehensive loss	—	—	—	—	—	—	—	(6,420)	(6,420)
Net loss	—	—	—	—	—	—	(21,323,128)	—	(21,323,128)

Comprehensive loss	—	—	—	—	—	—	—	—	(21,329,548)

Balances, December 31, 2001	2,500	2,450,000	11,331,522	93,155,341	15,010,930	—	(116,022,265)	(5,049)	(5,411,043)
Common stock and common stock purchase warrants issued in private placement	—	—	5,000,000	2,370,205	2,629,795	—	—	—	5,000,000
Value of common stock purchase warrants issued for offering costs	—	—	—	(1,099,213)	1,099,213	—	—	—	—
Exercise of common stock purchase warrant	—	—	2,500,000	1,185,102	1,314,898	—	—	—	2,500,000
Common stock purchase warrant issued with short-term note payable	—	—	—	—	29,976	—	—	—	29,976
Exchange of 10% convertible note payable for series D junior preferred stock	1,984	1,078,497	—	—	—	—	—	—	1,078,497
Conversion of preferred stock to common stock	(1,900)	(1,862,000)	1,900,000	1,862,000	—	—	—	—	—
Common stock purchase warrant issued in connection with extinguishment of 10% convertible note payable	—	—	—	—	537,770	—	—	—	537,770
Interest expense on 10% convertible note payable from beneficial conversion feature	—	—	—	255,060	—	—	—	—	255,060
Beneficial conversion feature for reset on series C-1 preferred stock	—	—	—	479,442	—	—	(479,442)	—	—
Loss on debt extinguishment on exchange of 10% convertible note payable for series D junior preferred stock	—	—	—	625,164	—	—	—	—	625,164
Beneficial conversion feature for reset of preferred stock warrants	—	—	—	—	169,268	—	(169,268)	—	—
Interest expense for reset of second 10% convertible note payable warrant	—	—	—	—	74,086	—		—	74,086
Interest expense for reset of short-term note payable warrant	—	—	—	—	14,364	—	—	—	14,364
Purchase of minority interest in Jabber	—	—	911,645	610,802	—	—	—	—	610,802
Gain on re-capitalization of Jabber	—	—	—	3,043,038	—	—	—	—	3,043,038
Common stock and warrants issued for services	—	—	25,000	10,250	27,443	—	—	—	37,693
Cancellation of warrants	—	—	—	1,458,857	(1,458,857)	—	—	—	—
Preferred stock dividends from Jabber preferred stock	—	—	—	—	—	—	(125,187)	—	(125,187)
Other comprehensive loss	—	—	—	—	—	—	—	(12,372)	(12,372)
Net loss	—	—	—	—	—	—	(6,099,921)	—	(6,099,921)

Comprehensive loss	—	—	—	—	—	—	—	—	(6,112,293)

Balances, December 31. 2002	2,584	$1,666,497	21,668,167	$103,956,048	$19,448,886	$—	$(122,896,083)	$(17,421)	$2,157,927

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

WEBB INTERACTIVE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(6,099,921)	$(21,323,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	524,046	1,144,769
Amortization expense	691,748	3,050,388
Loss from extinguishment of 10% convertible note payable	1,162,934	—
Extraordinary income from creditor concessions	(257,061)	—
Minority interest in losses of subsidiary	(2,049,257)	(389,509)
Impairment loss	—	2,025,322
Forfeiture of lease collateral	—	475,000
Stock and stock options issued for services	74,893	652,069
Loss on sale and disposal of property and equipment	12,542	83,010
Notes payable issued for interest on 10% convertible note payable	—	9,900
Bad debt expense	24,918	53,860
Accrued interest payable on convertible note payable	2,394	45,607
Interest expense on 10% convertible note payable from beneficial conversion feature	255,060	2,394,234
Interest expense for reset of second 10% convertible note payable warrant	74,086	—
Interest expense for reset of warrant issued with Jona short-term note payable	14,364	—
Amortization of 10% convertible note payable discount	49,144	151,058
Amortization of short-term note payable discount	29,976	21,000
Amortization of 10% convertible note payable financing assets	135,388	417,875
Amortization of short-term note payable deferred financing asset	—	15,738
Changes in operating assets and liabilities:
Decrease in restricted cash	—	50,000
Increase in accounts receivable	(238,359)	(28,226)
Increase in accounts receivable from a related party	(37,932)	—
(Increase) decrease in prepaid expenses	(128,951)	260,927
Decrease in short-term deposits and other assets	22,848	353,349
Decrease in accounts payable and accrued liabilities	(373,162)	(326,902)
Increase (decrease) in accrued salaries and payroll taxes payable	81,435	(820,182)
Decrease in accrued interest payable	(48,632)	(4,050)
Increase in deferred revenue	251,982	78,068
Increase in deferred revenue from a related party	71,729	—

Net cash used in operating activities	(5,753,788)	(11,609,823)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	2,522	559,475
Purchase of property and equipment	(59,230)	(229,448)
Notes receivable from Company officers	13,346	37,622

Net cash (used in) provided by investing activities	(43,362)	367,649

Cash flows from financing activities:
Payments on capital leases and convertible notes payable	(35,599)	(163,946)
Payment of short-term notes payable	(440,000)	(340,000)
Payment on 10% convertible note payable	(720,000)	—
Proceeds from issuance of common stock	7,500,000	—
Proceeds from issuance of convertible note payable	—	2,500,000
Proceeds from issuance of short-term notes payable	300,000	340,000
Proceeds from issuance of series C-1 preferred stock and warrants	—	2,500,000
Proceeds from issuance of Jabber preferred stock	—	2,525,000
Proceeds from exercise of stock options and warrants	—	24,219
Short-term notes payable financing costs	—	(21,000)
Preferred stock and warrant offering costs	—	(50,000)

Net cash provided by financing activities	6,604,401	7,314,273

Net increase (decrease) in cash and cash equivalents	807,251	(3,927,901)
Effect of foreign currency exchange rate changes on cash	(12,372)	(6,420)
Cash and cash equivalents, beginning of year	919,198	4,856,686
Cash in discontinued operations	—	(3,167)

Cash and cash equivalents, end of year	$1,714,077	$919,198

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

WEBB INTERACTIVE SERVICES, INC.

CONSOLIDATED Statements of Cash Flows (Continued)

	Year Ended December 31,
	2002	2001
Supplemental disclosure of cash flow information:
Cash paid for interest	$125,405	$256,223

Supplemental schedule of non-cash investing and financing activities:
Accretion of preferred stock to stated value and other deemed dividends	$648,710	$3,048,414
Preferred stock and prior period cumulative dividends paid in common stock	$125,187	$156,915
Preferred stock and dividends converted to common stock	$1,862,000	$725,755
10% convertible note payable exchanged for series D junior preferred stock	$1,078,497	$—
Preferred stock and dividends exchanged for common stock	$—	$186,531
10% convertible note payable converted to common stock	$—	$508,001

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    ORGANIZATION AND BUSINESS

Webb Interactive Services, Inc. (with its subsidiaries collectively referred to as the “Company,” “Webb,” “we” or “our”), was incorporated on March 22, 1994, under the laws of Colorado, and principal operations began in 1995. Webb is the founder and through March 18, 2003, the majority stockholder of Jabber, Inc. (“Jabber”). Subsequent to the sale of Jabber’s series D convertible preferred stock (the “Jabber series D preferred stock”), Webb’s ownership in Jabber is approximately 43.3% (See Note 23).

Jabber is a commercial developer of real-time communications software and instant messaging (“IM”) solutions offering proprietary, scalable extensible IM software solutions for carriers, service providers for OEM and ISV partners, and for large enterprises. We formed Jabber in February 2000, to commercialize the Jabber.org instant messaging system begun in 1998 by Jeremie Miller, the founder of this open-source movement. We became the commercial sponsor of the Jabber.org open-source movement in September 1999. Jabber commenced operations in May 2000, and released its initial proprietary IM software product in March 2001. During 2002 and 2001, Jabber earned revenue from licensing its software, fees from support and maintenance agreements and fees from professional service contracts. Due to the termination our AccelX business segment in October 2001, continuing operations of Webb refer to the Jabber business segment and Webb’s corporate activities.

Prior to October 16, 2001, we were also engaged in developing software products and services designed to assist small businesses in developing, maintaining and strengthening local buyer-seller relationships. This business was terminated on October 16, 2001, as we were unable to obtain financing for this business on acceptable terms and market conditions for these products and services were continuing to develop at a slower rate than we had anticipated. In connection with the termination of this business, we granted a license for the software used in this business to Aptas, Inc. (“Aptas”), formally known as Nextron Communications, Inc. for a license fee of $1 million. We also sold assets used in this business to Aptas for a purchase price of $500,000. The accompanying consolidated financial statements reflect the termination of this segment as discontinued operation.

We have not been profitable since inception. Webb does not currently have a source of revenue but does incur operating expenses separate from those of Jabber. Our ability to become profitable depends upon the success of Jabber to market its products and services and generate revenues sufficient to exceed its expenses. Because of the new and evolving nature of instant messaging technologies and Jabber’s early stage of development, we cannot be sure that its revenue model will prove to be viable, whether demand for its products and services will materialize at the prices it expects to charge, or whether current or future pricing levels will be sustainable. We have expended significant funds to develop Jabber’s current product offerings and Jabber anticipates continuing losses for at least the first nine months of 2003 as it further develops and markets its products in advance of market acceptance in sufficient quantities to achieve positive cash flow from operations.

As a result of the France Telecom Technologies Investissements (“FTTI”) investment in Jabber (See Note 10), Jabber is being funded separately from Webb. In January and March 2002, we raised $7.5 million in cash through the sale of Webb’s common stock and common stock purchase warrants (See Note 8). In March 2003, Jabber raised $5 million in cash through the sale of its series D convertible preferred stock and has the ability to sell additional shares of the Jabber series D convertible preferred stock, which if completed, would result in additional gross proceeds of $5.5 million to Jabber (See Note 23).

We believe that the funds available at March 20, 2003, and the cost sharing arrangement between Webb and Jabber commencing April 1, 2003 (See Note 23), provide us with sufficient capital to operate Webb through at least September 2005 and Jabber through cash flow break-even, which is expected to be during the fourth quarter of 2003. There can be no guarantee that Jabber will be successful in marketing its products or that it will be able to achieve positive cash flow from operations.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statements

The accompanying consolidated financial statements include the accounts of Webb and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The net loss attributable to the minority stockholders’ interests, which relates to our Jabber subsidiary, is recorded based upon the minority interest share of the ownership of Jabber.

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies and the useful life of assets, and assumptions such as the elements comprising a software arrangement, when the Company reaches technological feasibility for its products and the valuation of common stock equivalents. Actual results and outcomes may differ from these estimates and assumptions.

Revenue Recognition

Revenues are generated from the license of our software products, professional service arrangements and maintenance and support services. Software license revenue is recognized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” (“SOP 97-2”) and related interpretations and amendments as well as Technical Practice Aids issued from time to time by the AICPA.

We recognize revenue on software arrangements only when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Under certain circumstances, software license revenue is deferred until all criteria of SOP 97-2 are met. Certain arrangements contain provisions which result in the recognition of revenue from software licenses ratably over the term of the contract or in accordance with long-term contract accounting.

Revenue from professional services billed on a time and materials basis is recognized as the services are performed and amounts due from customers are deemed collectible and contractually non-refundable. Revenue from fixed price long-term contracts is recognized on the percentage of completion method for individual contracts. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, or if we are unable to make sufficiently accurate estimates of costs at the outset of the arrangement, we use the completed contract method of accounting whereby revenue is recognized when the work is completed. Customer payments and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

Revenue from maintenance and support agreements is recognized on a straight-line basis over the term of the related maintenance and support agreement.

For software arrangements with multiple elements, we apply the residual method prescribed by SOP 98-9, “Modification of SOP 97-2 ‘Software Revenue Recognition’ with Respect to Certain Transactions.” Revenue applicable to undelivered elements, principally software maintenance, training and implementation services, is determined based on vendor specific objective evidence (“VSOE”) of the fair value of those elements. VSOE is established by the price of the element when it is sold separately (i.e., the renewal rate for software maintenance and normal prices charged for training and professional services). Revenue applicable to elements for which VSOE of fair value is not determinable is deemed equal to the remainder/residual amount of the fixed arrangement price.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assuming none of the undelivered elements and VSOE of fair value exists for all undelivered elements are essential to the functionality of any of the delivered elements, we recognize the residual revenue attributed to the delivered elements when all other criteria for revenue recognition for those elements have been met.

We believe our current revenue recognition policies and practices are consistent with the provisions of SOP 97-2, as amended by SOP 98-4 and SOP 98-9, which were issued by the AICPA, as well as other related authoritative literature. Implementation guidelines for these standards, as well as potential new standards, could lead to unanticipated changes in our current revenue recognition policies. Such changes could affect the timing of our future revenue and results of operations

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of 90 days or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. The recorded amounts for cash equivalents approximate fair value due to the short-term nature of these financial instruments.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We have no off balance-sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. We maintain our cash in the form of demand deposits with financial institutions that we believe to be of high credit quality.

As discussed in Note 17, five and three customers in 2002 and 2001, respectively, each accounted for more than 10% of Jabber’s revenues, and three and one customers at December 31, 2002 and 2001, respectively, each accounted for more than 10% of Jabber’s accounts receivable.

Allowance For Doubtful Accounts

The allowance for doubtful accounts reflects management’s best estimate of probable losses in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

Year Ended December 31,	Beginning Balance	Expenses	Deductions	Ending Balance
2001	$6,000	$26,705	$(5,700)	$27,005
2002	$27,005	$24,918	$(22,447)	$29,476

Property and Equipment

Property and equipment is stated at cost or estimated fair value upon acquisition and depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally ranging from three to seven years. Maintenance and repairs are expensed as incurred and improvements are capitalized.

On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires us to evaluate the carrying value of our long-lived assets and definite lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying amount of the assets exceed the fair value of the assets.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets to be disposed of are reported at the lower of the carrying amount or fair value less the estimated cost to sell the asset.

At December 31, 2002, the intangible assets, which consisted of technology utilized by Jabber acquired by Webb in a 1999 acquisition, were fully amortized. We recorded amortization expense totaling $691,748 and $3,050,388 (including $1,503,637 from discontinued operation in 2001) for the years ended December 31, 2002 and 2001, respectively. Amortization expense was reduced in 2002 by $35,553 as a result of the step-down adjustment allocated to intangible assets resulting from Webb’s purchase of Jabber minority interests in April 2002 (See Note 10).

Cost of Revenues

Cost of revenues include nominal direct costs of delivering software, direct labor costs for maintenance and support and professional services, and an allocation of overhead costs. Costs of revenues does not include any allocation of depreciation or amortization expense.

Capitalized Software Development Costs, Purchased Software Technology and Research and Development Costs

Software development costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). Capitalization of development costs of software products begins once the technological feasibility of the product is established. The establishment of technological feasibility is highly subjective and requires the exercise of judgment by management. Based on our product development process, technological feasibility is established upon completion of a detailed program design. Capitalization ceases when such software is ready for general release, at which time amortization of the capitalized costs begins.

We have determined that the time between technological feasibility and general release of the software products is short. Consequently, we have not capitalized software development costs but expensed those costs as product development expenses as incurred. The cost of developing routine software enhancements is expensed as incurred.

Warranties

We issue warranties to customers for product performance in accordance with the specifications that are short-term in nature, generally 90 days or less. Our obligations under these warranties have not been significant and are generally covered under customer maintenance agreements. We also indemnify customers against patent infringement claims. As of December 31, 2002 and 2001, there were no liabilities recorded in the financial statements related to indemnifications or warranties, which would be required if such liabilities were probable and estimable. Any such claims in existence at December 31, 2002 and 2001, incurred in the ordinary course of business are not expected to have a material impact on our financial position and results of operations.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, trade accounts and notes receivable. As of December 31, 2002, the carrying values of such instruments approximated their fair values.

Foreign Currencies

The functional currency of our foreign subsidiary located in The Netherlands is the Euro. Assets and liabilities of this subsidiary are translated to U.S. dollars at year-end exchange rates and income statement items are translated at the exchange rates present at the time such transactions arise. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income, a component of stockholders’ equity (deficit).

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Option Accounting and Other Stock-Based Compensation Arrangements

Employee stock option plans and other employee stock-based compensation arrangements are accounted for in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations. As such, compensation expense related to employee stock options is recorded if, on the measurement date, the fair value of the underlying stock exceeds the stock option exercise price. We adopted the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma disclosures for employee stock grants made in 1996 and future years as if the fair-value-based method of accounting in SFAS 123 had been applied to these transactions.

Equity instruments issued to non-employees are accounted for in accordance with SFAS 123 and related interpretations. Certain grants of warrants require the use of variable plan accounting whereby the warrants are valued using the Black-Scholes option-pricing model at the date of issuance and at each subsequent reporting date with final valuation on the vesting date. Such instruments can result in substantial volatility in our results of operations until they are vested.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the annual disclosure provisions of SFAS 148 as of December 31, 2002. The provisions of this statement relating to interim financial information are effective for the quarter ending March 31, 2003. The transitional provisions will not have an impact on our financial statements unless we elect to change from the intrinsic value method to the fair value method.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro-forma information regarding net income and earning per share is required by SFAS 123 and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS 123. The fair value for these options was determined at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2002		2001
	Webb	Jabber	Webb	Jabber
Risk-free interest rate	4.11%	3.9%	4.13%	4.61%
Expected dividend yield	0%	0%	0%	0%
Expected lives	5 Years	0.50 Years	3 Years	3 Years
Expected volatility	125%	125%	125%	125%

The weighted average fair value of Webb options granted during 2002 and 2001 was $0.42 and $1.22, respectively. The weighted average fair value of Jabber options granted during 2002 and 2001 was and $0.60 and $0.48, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our pro-forma net loss applicable to common stockholders and pro-forma net loss applicable to common stockholders per share, as if we had used the fair value accounting provisions of SFAS 123 are as follows:

	Year Ended December 31,
	2002	2001
Net loss applicable to common stockholders	$(6,873,818)	$(24,528,457)
Expense calculated under APB 25	—	—
Expense calculated under SFAS 123	(2,816,664)	(4,370,935)

Pro-forma net loss applicable to common stockholders	$(9,690,482)	$(28,899,392)

Pro-forma net loss applicable to common stockholders per share-basic and diluted	$(0.50)	$(2.70)

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

	December 31,
	2002	2001
Stock options	3,210,419	4,607,074
Series D preferred stock	2,584,000	—
Warrants	12,640,842	1,380,315
10% convertible note payable	—	772,877
Series C-1 preferred stock	—	1,000,000

Total	18,435,261	7,760,266

The number of share equivalents excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method were 178,552 and 1,481,401 for the years ended December 31, 2002 and 2001, respectively.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Loss

Comprehensive loss includes net loss and other non-owner changes to stockholders’ equity not reflected in net loss applicable to common stockholders. The components of accumulated other comprehensive loss, as presented on the accompanying consolidated balance sheets, consists of cumulative translation adjustments from assets and liabilities of our foreign subsidiary.

Subsidiary Stock Transactions

We comply with the requirements of SEC Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”), which requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations or reflected as an equity transaction. We have elected to record gains or losses resulting from the sale of a subsidiary’s stock as equity transactions.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations (“SFAS 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. We will adopt the provisions of SFAS 143 effective January 1, 2003 and do not expect an impact on our financial position, results of operations or cash flows as a result of its implementation.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. We have adopted SFAS 145 in 2002 and have recorded the losses on the extinguishment of debt in accordance with this statement.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). Generally, SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF 94-3 required such a liability to be recognized at the time that an entity committed to an exit plan. The provisions of the statement are to be adopted prospectively for exit activities after December 31, 2002. Although SFAS 146 may impact the accounting for costs related to exit or disposal activities we may enter into in the future, particularly the timing of recognition of these costs, the adoption of the statement is not expected to have an impact on the our present financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees and requires the guarantor to recognize a liability for the non-contingent component of the guarantee. This is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. We have adopted the disclosure provisions of FIN 45 as of December 31, 2002. Although FIN 45 may impact the accounting for guarantees we may enter into in the future, the adoption of the statement is not expected to have an impact on our present financial condition or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a “variable interest” (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a “variable interest entity” (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities’ financial statements with its own. We are required to perform this assessment by September 30, 2003, and consolidate any variable interest entities for which we will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. We have not yet performed this assessment; but expect to perform the assessment in the first quarter of 2003 with respect to Jabber (See Note 23).

(3)	NOTES RECEIVABLE FROM COMPANY OFFICERS

During 2000, Webb loaned a total of $195,827 to two officers of the Company pursuant to demand notes with full recourse bearing interest at 8% per annum. All payments are first applied to the principal and thereafter to accrued interest. The Company recognizes interest income when collected. At December 31, 2002 and 2001, the unpaid interest on the loans totaled $28,134 and $15,812, respectively. During 2002 and 2001, the Company was repaid principal totaling $13,346 and $37,622, respectively.

(4)    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2002	2001
Computer equipment	$826,825	$841,811
Office furniture and equipment	489,002	488,432
Purchased software	635,742	655,842
Leasehold improvements	272,723	479,816

	2,224,292	2,465,901
Less accumulated depreciation	(1,250,025)	(924,856)

Net property and equipment	$974,267	$1,541,045

Included in other income (loss), net for the years ended December 31, 2002 and 2001 are $12,542 and $61,783, respectively, in losses from the sale and disposition of excess and obsolete property and equipment. During the year ended December 31, 2001, we also sold computer equipment and third-party software with a net book value of $225,262 to Aptas in connection with the termination of our AccelX business (See Note 16).

Computer equipment, office equipment, and software is depreciated over three to five years, office furnishings over seven years, and leasehold improvements over the shorter of their economic life or the life of the lease. Depreciation expense from continuing operations totaled $524,046 and $500,379 for the years ended December 31, 2002 and 2001, respectively. Depreciation expense from discontinued operations totaled none and $644,390 for the years ended December 31, 2002 and 2001, respectively.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)    CAPITAL LEASES PAYABLE

Capital leases payable consist of the following:

	December 31,
	2002	2001
Capital lease payable in quarterly principal and interest payments of $33,778, for eight quarters beginning January 1, 2000, effective interest rate of 15.06%	$—	$48,205
Capital lease payable in monthly principal and interest payments of $2,828, for thirty-six months beginning November 1, 1998, effective interest rate of 16%	—	15,725

	—	63,930
Less current portion	—	(63,930)

	$—	$—

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

(6)    SHORT-TERM NOTES PAYABLE

On August 29, 2001, Webb executed a 60-day promissory note for which we received $300,000. The promissory note accrued interest at an annual rate of 10% and was secured by a pledge of 3,000,000 shares of Webb’s preferred stock of Jabber. On October 29, 2001, we repaid the promissory note, including accrued interest of $5,014.

In addition, we issued the holder of the promissory note a warrant to purchase 25,000 shares of our common stock at $2.50 per share. The holder may exercise the warrant at any time from the date of issuance through August 29, 2004. We valued the warrant at $15,738 using the Black-Scholes option-pricing model with the assumptions summarized in the following table. The fair value of the warrant was recorded as a discount to the promissory note and was amortized to interest expense over the term of the note.

Black-Scholes option-pricing model assumptions:

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

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The note was payable on January 31, 2002 and was non-interest bearing. During February 2002, Webb paid $140,000 to the financial services firm in full settlement of this note.

(7)    10% CONVERTIBLE NOTE PAYABLE

On August 25, 1999, we entered into a Securities Purchase Agreement, as amended, and executed a $5,000,000 three-year 10% Convertible Promissory Note (the “10% convertible note payable”). On January 17, 2002, we entered into an agreement with the holder of the 10% convertible note payable in which we agreed to exchange $1,212,192 of the then outstanding principal balance for 1,984 shares of our series D preferred stock, which was completed on March 13, 2002 (See Note 9). In addition, on March 12, 2002, we repaid $720,000 of the principal balance and accrued interest totaling $37,585 in full settlement of the 10% convertible note payable and accrued interest.

As a result of this exchange, in the first quarter of 2002 we recorded a non-cash loss on debt extinguishment totaling $625,164 computed as follows:

Balance of 10% convertible note payable exchanged for series D preferred stock	$1,212,192

Number of common shares 10% convertible note payable would have converted into immediately prior to exchange	1,212,192
Number of common shares series D preferred stock is convertible into immediately after exchange	1,984,000

Increase in number of common shares	771,808
Fair market value of common stock on March 13, 2002	$0.81

Loss on debt extinguishment	$625,164

On January 17, 2002, we issued the holder of the 10% convertible note payable, a five-year warrant to purchase 750,000 shares of our common stock as part of the exchange of our 10% convertible note payable for our series D junior preferred convertible stock. The exercise price for the warrant is currently $1.00 per share. The exercise price for the warrant is also subject to anti-dilution protection if we issue our common stock at prices less than the exercise price for the warrant and for stock splits, stock dividends and other similar transactions. If the warrant price is reset, we may record additional charges to expense. The warrant is subject to early expiration for one-third of the shares if our common stock trades at $2.00 or more for five consecutive days and for an additional one-third of the shares if our common stock trades at $3.00 or more for five consecutive days.

We recorded a loss on debt extinguishment for the fair value of the warrant totaling $537,770 in the first quarter of 2002. We valued the warrant using the Black-Scholes option-pricing model utilizing the following assumptions:

Exercise price	$1.00
Fair market value of common stock on date of issuance	$0.84
Option life	5 years
Volatility rate	127%
Risk-free rate of return	6%
Dividend rate	0%

The 10% convertible note payable was initially convertible into shares of our common stock at a conversion price of $10.07 per share. The conversion price was subject to anti-dilution protection in the event we issued common stock at prices less than the conversion price for the 10% convertible note payable or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. As a result of the private placement of preferred stock we completed in February 2001, the conversion price was reset to $2.50 per share and we recorded non-cash interest expense totaling $2,394,234 in the first quarter of 2001. As a result of the issuance of common stock in January 2002, the conversion price was reset to $1.00 per share and we recorded non-cash interest

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense totaling $255,060 in the first quarter of 2002. See Note 11 for the calculations of the non-cash expense related to the conversion price resets.

During the years ended December 31, 2002 and 2001, we recorded interest expense totaling $513,678 and $3,144,011, respectively, as summarized in the following table:

	Year Ended December 31,
	2002	2001
Amortization of financing assets	$135,388	$417,875
Amortization of discount	49,144	151,058
Interest paid with principal-in-kind notes	—	9,900
Additional interest expense due to reset of second 10% convertible note payable warrant	74,086	—
Additional interest expense due to anti-dilution protection on conversion feature	255,060	2,394,234

Total non cash interest expense	513,678	2,973,067
Interest expense payable in cash	37,585	219,566

Total 10% convertible note payable interest expense	$551,263	$3,192,633

During 2001, the holder of our 10% convertible note payable converted $680,000 of principal and $51,819 of principal-in-kind notes (“PIK”) and accrued interest into 292,727 shares of our common stock at a conversion price of $2.50 per share. The 10% convertible note payable conversions are summarized in the following table:

Conversion Date	Principal Amount Converted	PIK Notes and Accrued Interest Converted	Shares of Common Stock Issued
May 11, 2001	$125,000	$9,075	53,630
May 15, 2001	100,000	7,370	42,948
June 6, 2001	125,000	9,966	53,986
June 12, 2001	115,000	9,357	49,743
June 14, 2001	115,000	9,421	49,768
July 18, 2001	100,000	6,630	42,652

2001 Total	$680,000	$51,819	292,727

In connection with the issuance of the 10% convertible note payable, the holder was initially granted a five-year warrant for 136,519 shares exercisable at $11.44 per share (the “first 10% convertible note payable warrant”), which was exercised in 2000. This warrant, initially valued at $1,072,325, was recorded as a discount to the 10% convertible note payable and amortized to interest expense over the term of the 10% convertible note payable. The unamortized discount totaled none and $84,776 at December 31, 2002 and 2001, respectively. We recorded interest expense related to this warrant totaling $49,144 and $151,058 for the years ended December 31, 2002 and 2001, respectively. In addition, the discount was further reduced by conversions of the 10% convertible note payable as a reduction to additional paid-in capital calculated on the pro rata principal conversion compared to the then outstanding principal balance. During the years ended December 31, 2002 and 2001, as a result of principal conversions, the discount was reduced by $35,632 and $59,841, respectively.

In connection with the amendment to the 10% convertible note payable in December 1999, we issued the 10% convertible note holder a five-year warrant to purchase 136,519 shares of our common stock at an initial exercise price of $18.506 per share (the “second 10% convertible note payable warrant”) in consideration for the 10% convertible note holder’s agreement to exchange the note for an amended note with terms more favorable to us. We recorded the fair value of this warrant, totaling $2,311,475, as additional consideration to the 10% convertible note holder. Accordingly, we recorded a deferred financing asset, which was amortized to interest expense over the

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

term on the 10% convertible note payable. The unamortized deferred financing asset totaled none and $203,345 at December 31, 2002 and 2001, respectively. We recorded additional non-cash interest expense for the amortization of this deferred financing asset totaling $67,103 and $364,282 for the years ended December 31, 2002, and 2001, respectfully. In addition, the deferred financing asset is further reduced by any conversions of the 10% convertible note payable as a reduction to additional paid-in capital calculated on the pro rata principal conversion compared to the then outstanding principal balance. During the years ended December 31, 2002 and 2001, as a result of principal conversions, the deferred financing asset was reduced by $85,405 and $142,781, respectively.

We initially valued the warrant utilizing the Black-Scholes option-pricing model using the following assumptions:

Recorded value	$2,311,475
Exercise price	$18.506
Fair market value of common stock on valuation date	$21.06
Option life	5 years
Volatility rate	104%
Risk free rate of return	6%
Dividend rate	0%

The number of common shares issuable upon exercise and the exercise price of the second 10% convertible note payable warrant are subject to anti-dilution protection in the event we issue common stock at prices less than the current exercise price for the warrant or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. In accordance with the original terms of the second 10% convertible note payable warrant, the exercise price was reset on September 29, 2000, to $10.264 per share, the average closing bid price of our common stock for the 20 trading days ended on September 29, 2000. On February 28, 2001, as a result of the issuance of our preferred stock, this warrant was reset to $9.33431 per share and the number of common shares issuable upon exercise of the warrant was reset to 150,116. Based on the anti-dilution provision of the warrant, we recorded non-cash expense totaling $31,932 in the first quarter of 2001. On January 17, 2002, the terms of the warrant were amended whereby the exercise price was reset to $1.00 per share and the number of common shares issuable upon exercise was fixed at 150,116 (See Note 8). As a result, we recorded non-cash expense in the first quarter of 2002 totaling $57,730. See Note 11 for a summary of the resets of this warrant as a result of the anti-dilution provision.

(8)    INVESTMENT BY JONA, INC.

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

The common stock is subject to anti-dilution protection if we issue our common stock for any funding by Webb at a price less than $1.00 per share. This anti-dilution protection expires at the earlier of January 17, 2004, or the raising of additional proceeds by Webb aggregating at least an additional $7.5 million or the closing bid price of our common stock has exceeded $3.00 per share for 30 consecutive trading days. If the additional shares are issued pursuant to the anti-dilution protection, we may be required to record a charge to expense.

In connection with the January 2002, Jona transaction, we also granted Jona an option to purchase 2,500,000 units for $2,500,000 on or before August 31, 2002. Webb’s stockholders approved the issuance of this option on March 11, 2002. On March 28, 2002, Jona exercised this option and purchased 2,500,000 units for which we received $2,500,000 in proceeds (the “March 28, 2002 Jona transaction”). In consideration for Jona exercising the option more than five months before the option expired and prior to the conclusion of the first quarter of 2002, we granted Jona an additional warrant representing the right to acquire 2,500,000 shares of our common stock at $1.00 per share. The value of this warrant, totaling $1,769,369, was recorded as an offering cost of the Jona transactions.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We valued the warrants using the Black-Scholes option-pricing model and allocated the relative fair value to the common stock and the warrants as follows:

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

In connection with the January 2002 and March 28, 2002 Jona transactions, we issued two five-year warrants to purchase 450,000 and 125,000 shares, respectively, of our common stock to a financial advisor and a five year warrant to purchase 100,000 shares of our common stock to a private business owner and stockholder for payment of fees associated with the transactions. The warrants may be exercised at any time from the date of issuance by the holders at an exercise price of $1.00 per share. We recorded the value of the warrants, totaling $549,447 as offering costs and valued the warrants using the Black-Scholes option-pricing model utilizing the following assumptions:

	January 17, 2002	March 28, 2002
Number of shares underlying warrants	550,000	125,000
Exercise price	$1.00	$1.00
Fair market value of common stock on date of issuance	$0.97	$0.83
Option life	5 years	5 years
Volatility rate	127%	127%
Risk-free rate of return	6%	6%
Dividend rate	0%	0%
Calculated value	$460,979	$88,468

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We allocated the warrant offering costs based on the relative fair value of the units as follows:

	Common Stock	Warrants	Total
Relative fair value of securities	$3,555,307	$3,944,693	$7,500,000

2,500,000 warrant offering costs	$838,753	$930,616	$1,769,369
550,000 warrant value	218,523	242,456	460,979
125,000 warrant value	41,937	46,531	88,468

Total	$1,099,213	$1,219,603	$2,318,816

The warrants issued in connection with the units, as well as the warrants issued as offering costs provide for anti-dilution protection in the event we issue common stock at prices less than the current conversion or exercise price for the securities or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. If the exercise price is reduced, we may be required to record additional charges to expense and such charges may be significant.

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

We valued the warrant utilizing the Black-Scholes option-pricing model using the following assumptions:

	Initial Valuation	January 17, 2002 Valuation
Exercise price	$2.50	$1.00
Fair market value of common stock on date of issuance or revaluation	$0.82	$0.97
Option life	3 years	3 years
Volatility rate	131%	127%
Risk-free rate of return	6%	6%
Dividend rate	0%	0%
Warrant value	$29,976	$44,341
Expense recorded	N/A	$14,365

In connection with the January 2002 Jona transaction, and in accordance with the original terms of the securities, the conversion prices for our 10% convertible note payable and series C-1 preferred stock as well as the exercise prices for the second 10% convertible note payable warrant and the series C-1 preferred stock warrant were all reset to $1.00 per share (See Note 11 for the calculations of the resets). As a result, we recorded non-cash expenses in the first quarter of 2002 as follows:

Security Reset	Non-Cash Expense
10% convertible note payable (additional interest expense due to anti-dilution protection on conversion feature)	$255,060
Series C-1 preferred stock (additional preferred stock accretion)	479,442
Second 10% convertible note payable warrant (non-cash interest expense)	74,086
Series C-1 preferred stock warrant (additional preferred stock accretion)	148,259

Total	$956,847

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    PREFERRED STOCK

Preferred stock consists of the following:

	Series D Preferred Stock		Series C-1 Preferred Stock		Series B-2 Preferred Stock		Total Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances, December 31, 2000	—	$—	—	$—	978	$912,286	978	$912,286
Series C-1 preferred stock private placement	—	—	2,500	2,500,000	—	—	2,500	2,500,000
Cash offering costs	—	—	—	(50,000)	—	—	—	(50,000)
Value of warrants issued for common stock	—	—	—	(735,279)	—	—	—	(735,279)
Beneficial conversion feature of preferred stock	—	—	—	(1,235,279)	—	—	—	(1,235,279)
Accretion of preferred stock to stated value	—	—	—	1,970,558	—	—	—	1,970,558
Conversion of series B-2 preferred stock	—	—	—	—	(778)	(725,755)	(778)	(725,755)
Exchange of series B-2 preferred stock	—	—	—	—	(200)	(186,531)	(200)	(186,531)

Balances, December 31, 2001	—	—	2,500	2,450,000	—	—	2,500	2,450,000
Exchange of 10% convertible note payable for series D junior preferred stock	1,984	1,078,497	—	—	—	—	1,984	1,078,497
Exchange of series C-1 preferred stock for series D junior preferred stock	2,050	2,009,000	(2,050)	(2,009,000)	—	—	—	—
Conversion of preferred stock to common stock	(1,450)	(1,421,000)	(450)	(441,000)	—	—	(1,900)	(1,862,000)

Balances, December 31, 2002	2,584	$1,666,497	—	$—	—	$—	2,584	$1,666,497

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series D Junior Convertible Preferred Stock-

At the same time we agreed to sell the units to Jona (See Note 8), Castle Creek Technology Partners LLC (“Castle Creek”) agreed to exchange up to 2,500 shares of series C-1 preferred stock and $1,212,192 of principal of our 10% convertible note payable for up to 4,484 shares of our series D junior convertible preferred stock (the “series D preferred stock”) and a warrant to purchase 750,000 shares of our common stock at an exercise price of $1.00 per share. As part of the agreement, we reduced the exercise price of existing warrants to purchase 650,116 shares of our common stock held by Castle Creek. The exercise price for these warrants was reduced to $1.00. We recorded non-cash interest and accretion expense for the reset of these warrants in the first quarter of 2002 totaling $222,345 (See Note 11). The 4,484 shares of series D preferred stock were convertible into 4,484,000 shares of our common stock. If we had not reached the agreement to exchange the series C-1 convertible preferred stock and the 10% convertible promissory notes, these securities would have been convertible into 3,712,192 shares of our common stock and Castle Creek would have been entitled to an additional warrant for 2,500,000 shares at an exercise price of $1.00 per share.

As a result of the transactions described above, we issued 4,034 shares of series D preferred stock with 2,584 shares being outstanding at December 31, 2002. The series D preferred stock does not bear dividends and does not entitle the holders to any voting rights except as required by Colorado law. Each share of series D preferred stock is convertible into 1,000 shares of our common stock. The series D preferred stock is convertible into common stock unless the conversion would result in the holder being a beneficial owner of more than 4.99% of our common stock. The current conversion price is $1.00 per share. The conversion price is also subject to anti-dilution protection if we issue our common stock at prices less than the conversion price for the preferred stock or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. The anti-dilution protection expires on January 17, 2004.

The series D preferred stock has liquidation preferences. If we liquidate, dissolve or wind-up our business, whether voluntarily or involuntarily, after we pay our debts and other liabilities, the holder of the preferred stock will be entitled to receive from our remaining net assets, before any distribution to the holders of our common stock, the amount of $1,000 per share.

During the year ended December 31, 2002, the holder of our series D preferred stock converted 1,450 shares into 1,450,000 shares of our common stock at conversion prices per share of $1.00 as follows:

	Number of Shares
Conversion Date	Series C-1 Preferred Stock	Common Stock
March 15, 2002	250	250,000
April 3, 2002	200	200,000
April 25,2002	100	100,000
May 7, 2002	150	150,000
May 8, 2002	50	50,000
June 13, 2002	50	50,000
June 18, 2002	50	50,000
June 25, 2002	200	200,000
August 21, 2002	200	200,000
October 28, 2002	200	200,000

	1,450	1,450,000

During January 2003, the holder of our series D preferred stock converted 800 shares into 800,000 shares of our common stock at conversion prices per share of $1.00 (See Note 23).

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series C-1 Preferred Stock—

On February 28, 2001, pursuant to a securities purchase agreement, we concluded a private placement that resulted in gross proceeds of $2,500,000. We sold 2,500 shares of our series C-1 convertible preferred stock (the “series C-1 preferred stock”), including warrants to purchase 500,000 shares of our common stock. We received net proceeds totaling approximately $2,450,000 after deducting approximately $50,000 in offering costs.

The series C-1 preferred stock was initially convertible into shares of our common stock at $2.50 per share. The conversion price was subject to anti-dilution protection in the event we issued common stock at prices less than the current conversion price for the preferred stock or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. As a result of the January 2002 Jona transaction, the conversion price of the series C-1 preferred stock was reset to $1.00 per share (See Notes 8 and 11). As a result, we recorded an additional non-cash preferred stock accretion expense totaling $479,442 in the first quarter of 2002. See Note 11 for the calculation of this non-cash expense.

On January 17, 2002, the holder of the series C-1 preferred stock agreed to exchange up to 2,500 shares of series C-1 preferred stock for series D junior convertible preferred stock. On January 31 and February 21, 2002, the holder of the series C-1 preferred stock exchanged 1,500 and 550 shares of series C-1 preferred stock, respectively, for series D junior convertible preferred stock. During January and February 2002, the holder of the series C-1 preferred stock converted 450 shares of series C-1 preferred stock into 450,000 shares of common stock at a conversion price of $1.00 per share. As a result of the exchanges and conversions in 2002, at February 21, 2002, no shares of series C-1 remained outstanding.

We issued a three-year warrant to purchase 500,000 shares of our common stock in connection with the series C-1 preferred stock (the “series C-1 preferred stock warrant”). The warrant entitles the holder to purchase our common stock for an initial exercise price of $3.75 per share. The exercise price of the warrant is subject to anti-dilution protection if we issue our common stock at a price less than the current exercise price per share and should certain events transpire, such as subdivision or combination of our common stock, distributions to holders of our common stock, or consolidations or mergers with another corporation. As a result of the January 2002 Jona transaction, the exercise price of this warrant was reset to $1.00 per share (See Notes 8 and 11). As a result, we recorded an additional non-cash expense totaling $148,259 in the first quarter of 2002. If the exercise price is further reduced, we may be required to record additional charges to expense and such charges may be significant.

The warrant was initially valued at $735,279 on the grant date determined based on the relative fair value of the warrant utilizing the Black-Scholes option-pricing model using the following assumptions:

Exercise price	$3.75
Fair market value of common stock on measurement date	$3.00
Option life	3 years
Volatility rate	120%
Risk free rate of return	6.0%
Dividend rate	0%

Due to the conversion feature associated with the series C-1 preferred stock, we recognized the beneficial conversion feature as a non-cash additional preferred stock dividend. The computed value of the beneficial conversion feature of $1,235,279 was initially recorded as a reduction of the series C-1 preferred stock and an increase to additional paid-in capital. The beneficial conversion feature reduction to the series C-1 preferred stock and the relative fair value of the warrant was accreted as a charge to income applicable to common stockholders on the date of issuance (the date on which the series C-1 preferred stock was first convertible) as follows:

Beneficial conversion feature	$1,235,279
Relative fair value of common stock purchase warrant	735,279

Total accretion expense	$1,970,558

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the issuance of the series C-1 preferred stock, in accordance with the terms of the original agreements, the conversion prices for the 10% convertible note payable and the series B-2 preferred stock as well as the exercise prices for the second 10% convertible note payable and series B preferred stock warrants were reset in February 2001 (See Note 11).

Series B Preferred Stock—

On February 18, 2000, we completed a private placement in which we sold 12,500 shares of our series B convertible preferred stock (the “series B preferred stock”), and warrants to purchase 343,750 shares of our common stock. On September 27, 2000, we executed exchange agreements with the holders of our series B preferred stock whereby we redeemed all of the outstanding series B convertible preferred stock in exchange for 12,500 shares of our series B-2 convertible preferred stock (the “series B-2 preferred stock”) that had a stated value of $1,000 per share.

We issued five-year warrants to purchase 343,750 shares of our common stock with the series B preferred stock (the “series B preferred stock warrants”). The warrants entitle the holder to purchase one share of our common stock for a purchase price initially set at $20.20, which was equal to 101% of the initial conversion price of the preferred stock, at any time during the five-year period commencing on February 18, 2000. The exercise price for the warrants was subject to being reset based upon future market prices for our common stock every 90 days until January 20, 2003. If the current exercise price was higher than the current market price (the lower of the average closing bid prices for the 10-day period ending on such date or the closing bid price on such date), the exercise price was reset to the market price. In addition, the exercise price is also subject to anti-dilution protection in the event we issue common stock at prices less than the current exercise price for the warrants or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. The current exercise price is $0.245. As a result of the price resets, we recorded additional non-cash expense totaling $21,009 and $85,677 for the years ended December 31, 2002 and 2001, respectively. If the conversion price is further reduced, we may be required to record additional charges to expense and such charges may be significant. See Note 11 for details regarding the resets.

The warrants were initially valued at $8,622,986 utilizing the Black-Scholes option-pricing model using the following assumptions:

Exercise price	$20.20
Fair market value of common stock on grant date	$66.88
Option life	5 years
Volatility rate	120%
Risk free rate of return	6.7%
Dividend rate	0%

Series B-2 Preferred Stock—

On September 27, 2000, we executed exchange agreements with the holders of our series B preferred stock whereby we redeemed all of the outstanding series B convertible preferred stock in exchange for 12,500 shares of our series B-2 preferred stock that had a stated value of $1,000 per share.

The series B-2 preferred stock was initially convertible into shares of our common stock at $10.20408 per share (1,225,000 shares in the aggregate) by the holders at any time, so long as the conversion would not result in the holder being a beneficial owner of more than 4.99% of our common stock. The conversion price was subject to anti-dilution protection in the event we issued common stock at prices less than the conversion price for the series B-2 preferred stock or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. As a result of the private placement we completed in February 2001, the conversion price was reset to $2.50 per share. Based on the anti-dilution provision of the series B-preferred stock, we recorded non-cash preferred stock dividends totaling $886,068 in the first quarter of 2001.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 31, 2000, the series B-2 preferred stock was subject to an automatic conversion feature, subject to the 4.99% limitation, pursuant to which 10,522 shares were converted into 1,031,136 shares of our common stock at a conversion price of $10.20408 per share. During April and May, 2001, the holder converted 528 shares of series B-2 preferred stock into 211,200 shares of common stock at a conversion price of $2.50 per share. On December 17, 2001, the holder exchanged 200.205 shares of series B-2 preferred stock for 350,205 shares of our common stock. As consideration for such exchange, the holder converted its remaining 250 shares of series B-2 preferred sock into 100,000 shares of our common stock in accordance with the original terms of the preferred stock and agreed to defer payment of approximately $110,000 of interest on the 10% convertible note payable and penalty payments due to January 31, 2002. As a result of the exchange and conversion, all of the series B-2 preferred stock has either been converted or redeemed and retired. The exchange resulted in an additional beneficial conversion feature totaling $191,787, and accordingly, we recorded an additional non-cash preferred stock dividend.

During the year ended December 31, 2001, the holder of our series B-2 preferred stock converted 778 shares into 311,200 shares of our common stock at conversion prices per share of $2.50 and exchanged 200 shares for 350,205 shares of our common stock as summarized in the following table:

	Number of Shares
Conversion Date	Series B-2 Preferred Stock	Common Stock
April 26, 2001	250	100,000
May 7, 2001	160	64,000
May 8, 2001	80	32,000
May 10, 2001	38	15,200
December 17, 2001	250	100,000

Total conversions	778	311,200

Exchange for common stock	200	350,205

Grand total	978	661,405

(10)    INVESTMENT IN JABBER (SEE NOTE 23 – SUBSEQUENT EVENTS)

Jabber is authorized to issue 100,000,000 shares of common stock and 75,000,000 shares of preferred stock.

Ownership of Jabber at December 31, 2002 and 2001 consists of the following:

	Shares of Common Stock and Common Stock Equivalents		Ownership Percentage
Investor	2002	2001	2002	2001
Webb	18,390,232	16,314,455	74.8%	70.5%
FTTI	5,285,712	5,176,763	21.5%	22.4%
Others	901,397	1,653,517	3.7%	7.1%

Total	24,577,341	23,144,735	100.0%	100.0%

The common stock and series B preferred stock owned by FTTI was subject to anti-dilution protection should Jabber issue stock at less than $1.00 per share, or adjustment for stock splits, stock dividends and other similar transactions.

On April 8, 2002, we entered into an agreement with Jabber and FTTI, pursuant to which Webb and FTTI agreed to convert substantially all of their respective shares of Jabber’s preferred stock into shares of Jabber’s common stock as of April 29, 2002 (the “April 2002 FTTI transaction”). As part of the agreement, the pledge by Webb to FTTI of 1,400,000 shares of Webb’s Jabber preferred stock was terminated, Webb exchanged the principal and interest of a $1,100,000 note payable from Jabber for shares of Jabber’s common stock at $1.00 per share and

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FTTI converted the principal and interest on a Jabber convertible note for $100,000 into shares of Jabber’s common stock, also at $1.00 per share.

As a result of the April 2002 FTTI transaction, Webb recorded a non-cash adjustment to minority interest in Jabber of $1,611,869, which represented the difference between the Jabber losses previously allocated to FTTI and the amount of Jabber losses that would have been allocated to FTTI had the transaction occurred at inception of the FTTI investment in Jabber. Additionally, Webb recorded $3,043,038 as an increase to additional paid-in capital in accordance with SAB 51. The amount was computed as the difference between FTTI’s minority interest balance after the transaction and allocation of the $1,611,869 FTTI minority interest adjustment and multiplying Jabber’s net worth at April 29, 2002, by FTTI’s ownership percentage after the transaction.

In a separate transaction, Webb acquired all of the shares of Jabber’s common stock and preferred stock owned by DiamondCluster International, Inc. (“DiamondCluster”), valued at $759,503, in consideration for which Webb issued to DiamondCluster 911,645 shares of Webb’s common stock at $0.67 per share. The resulting difference between the value of the Webb shares issued and the value of the Jabber securities acquired was $122,451, resulting in a reduction in the cost basis for Jabber’s property and equipment and intangible assets, of $86,898 and $35,553, respectively. During the year ended December 31, 2002, we recorded $25,180 less in depreciation expense and $35,553 less in amortization expense as a result of this transaction.

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

Jabber common stock equivalents at April 29, 2002, after the April 2002 stock transactions were as follows:

Securities	Webb	FTTI	DiamondCluster	Others	Total
Series A preferred stock	—	—	—	—	—
Series B preferred stock	—	100,000	—	—	100,000
Series C preferred stock	100,000	—	—	25,000	125,000
Common stock	18,290,232	5,185,712	—	876,397	24,352,341

Total	18,390,232	5,285,712	—	901,397	24,577,341

Ownership percentage	74.8%	21.5%	—	3.7%	100.0%

During 2001, Webb, Jabber and FTTI entered into several transactions for the purchase of Jabber securities as described below.

On May 2, 2001, pursuant to a letter of intent between Webb, Jabber, France Telecom and FTTI, a wholly owned subsidiary of France Telecom, FTTI loaned Jabber $2.5 million pursuant to a convertible promissory note. The convertible promissory note accrued interest at an annual rate of 9.5%. On July 17, 2001, FTTI acquired 2,441 shares of series B convertible preferred stock of Jabber from Jabber in exchange for and in cancellation of principal and interest on the outstanding loan to Jabber of $2,441,000 and acquired directly from Webb 750,000 shares of series A convertible preferred stock of Jabber in consideration for which FTTI paid Webb $750,000.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 13, 2001, FTTI purchased an additional 1,750 shares of series B convertible preferred stock for an aggregate consideration of $1,750,000. In addition, subject to the satisfaction of various conditions set forth in the Stock Purchase Agreement, FTTI had the right and potential obligation to purchase an additional 2,000 shares of the series B convertible preferred stock for an aggregate consideration of $2,000,000. The conditions that would have required FTTI to purchase the additional shares were not satisfied and FTTI’s right to acquire the additional shares expired without being exercised.

The Stockholders Agreement to which FTTI and Webb are parties: (i) provides that Webb shall not, without the prior written consent of FTTI, sell a number of its shares of Jabber’s securities representing more than 20% of Jabber’s then outstanding capital stock to named competitors of FTTI unless, for certain of the named competitors, the sales price per share is at least three times the price FTTI paid for its preferred shares (on an as-converted basis); (ii) grants to FTTI a right of first refusal to purchase sales of Jabber common stock by Webb (A) to certain named competitors of Jabber if the sales price is at least three times the price FTTI paid for its preferred shares (on an as-converted basis) or (B) if the proposed sale is not to such named competitors but represents 20% or more of Jabber’s then outstanding shares of capital stock; and (iii) gives FTTI the right to participate with Webb on a proportional basis in a proposed sale of Jabber securities by Webb. In addition, the Investor Rights Agreement to which FTTI and Jabber are parties, grants to FTTI the right to participate in future Jabber financings to the extent required for FTTI to maintain its then percentage ownership of Jabber’s capital stock.

Jabber Preferred Stock—

Each share of series A-1 convertible preferred stock (the “series A-1 preferred stock”) was convertible into one share of Jabber’s common stock at the election of the holders, or automatically into one share of Jabber’s common stock, prior to the closing of a firm commitment underwritten public offering in which the gross proceeds are at least $30 million. The conversion rate was subject to adjustment for stock splits, stock dividends and other similar transactions. In addition, the agreement signed with FTTI provided that FTTI could have participated, on a proportional ownership basis, in sales of series A-1 preferred stock owned by Webb. Webb has also agreed not to sell more than 20% of Jabber’s outstanding securities to up to 10 named competitors of FTTI. At December 31, 2002, all outstanding shares of series A-1 preferred stock had been converted to Jabber common stock.

Each share of series A-2 convertible preferred stock (the “series A-2 preferred stock”) was convertible into one share of Jabber’s common stock at the election of the holders, or automatically into either shares of series A-1 convertible preferred stock or common stock upon the occurrence of any of the following: (i) the termination of the Pledge Agreement dated July 6, 2001 by and between Webb and FTTI; (ii) FTTI’s failure to cure timely a breach of the Stock Purchase Agreement, Investor Rights Agreement or Stockholders Agreement, all of which are dated July 6, 2001; or (iii) immediately prior to closing of a firm commitment underwritten public offering in which the gross proceeds are at least $30 million. The conversion rate was subject to adjustment for stock splits, stock dividends and other similar transactions. At December 31, 2002, all of the outstanding shares of series A-2 preferred stock had been converted to Jabber common stock.

The series B convertible preferred stock (the “series B preferred stock”) provided for an 8% cumulative dividend through April 29, 2002. Each share of series B preferred stock is convertible into 1,000 shares of Jabber’s common stock at the election of the holders. The conversion rate is subject to anti-dilution protection if Jabber issues its common, series A-1 or series C preferred stock for less than the conversion price of the series B preferred stock ($1.00 per share), and is also subject to adjustment for stock splits, stock dividends and other similar transactions. The holders of the series B preferred stock are entitled to vote together with Jabber’s common stockholders. Each share of series B preferred stock entitles the holders to the number of votes per share equal to the largest number of whole shares of common stock into which the series B preferred stock could be converted. In addition, the holders of the series B preferred stock vote as a separate class on any change in the terms of the series B preferred stock; any increases in the authorized number of shares of common stock or preferred stock; any authorization of a class of preferred stock ranking on a parity with the series B preferred stock; any redemption of common stock or preferred stock junior in rights to the series B preferred stock; any merger with another company resulting in a change of 50% or more in the ownership of Jabber; a sale of the intellectual property of Jabber other than in the normal course of business; or the sale of 20% or more of Jabber to up to 10 named competitors of FTTI. The series B preferred stock also provides for a right of first refusal and participation rights in the event of transfers

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Jabber stock by certain shareholders, and the holders of series B preferred stock are entitled to elect one person to Jabber’s board of directors. At December 31, 2002, the number of series B preferred shares authorized and outstanding totaled 100 shares, all of which are owned by FTTI.

The series C convertible preferred stock (the “series C preferred stock”) provided for an 8% cumulative dividend through April 29, 2002. Each share of series C preferred stock is convertible into 1,000 shares of Jabber’s common stock at the election of the holders. The conversion rate is subject to anti-dilution protection if Jabber issues its common stock for less than the conversion price of the series C preferred stock ($1.00 per share), and is also subject to adjustment for stock splits, stock dividends and other similar transactions. The holders of the series C preferred stock are entitled to vote together with Jabber’s common stockholders. Each share of series C preferred stock entitles the holders to the number of votes per share equal to the largest number of whole shares of common stock into which the series C preferred stock could be converted. At December 31, 2002, Webb owned 100 shares of series C preferred stock and an unrelated third-party owned the remaining 25 shares.

For the year ended December 31, 2002 and 2001, dividends totaling $125,187 and $156,915, respectively, were accrued on the series B and series C preferred stock held by FTTI and another unrelated third party.

(11)    RESET OF CONVERSION AND EXERCISE PRICES OF SECURITIES

The original terms of our 10% convertible note payable, preferred stock and the warrants issued in connection with those securities provide for anti-dilution provisions in the event we issue common stock at prices less than the current conversion or exercise price for the securities or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. The conversion and exercise prices for these securities were reset on January 17, 2002 (the “January 2002 Reset”) and February 28, 2001 (the “February 2001 Reset”) as a result of financing transactions we entered into on those respective dates (See Notes 8 and 9). The tables that follow calculate the non-cash expense we recorded in 2002 and 2001 as a result of the price resets.

	Conversion or Exercise Price Immediately Preceding the February 2001 Reset	Conversion or Exercise Price Immediately After February 2001 Reset	Conversion or Exercise Price Immediately After January 2002 Reset
10% convertible note payable	$10.07	$2.50	$1.00
Series C-1 preferred stock	N/A	$2.50	$1.00
Series B-2 preferred stock (1)	$10.20408	$2.50	N/A
Series C-1 preferred stock warrant	N/A	N/A	$1.00
Series B preferred stock warrants (2)	$3.875	$3.75374	$0.76
Second 10% convertible note payable warrant	$10.264	$9.33431	$1.00

(1)	Holder of the series B-2 preferred stock converted all of the then outstanding shares in December 2001 and therefore there were no shares of series B-2 preferred stock outstanding at the January 2002 reset date (See Note 9).

(2)	The series B preferred stock warrant is also subject to reset provisions every 90 days until January 20, 2003.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

10% Convertible Note Payable—	February 2001 Reset	January 2002 Reset
Value of security	$2,654,110	$1,932,192
Conversion price before reset	$10.07	$2.50
Number of common shares issuable upon conversion before reset	263,566	772,877
Conversion price after reset	$2.50	$1.00
Number of common shares issuable upon conversion after reset	1,061,644	1,932,192
Fair market value of common stock on valuation date	$3.00	$10.07
Calculated beneficial conversion feature	$2,394,234	$11,674,302
Net proceeds from sales of securities	N/A	$4,616,816
Accretion expense recorded in previous periods	N/A	$4,361,756
Additional interest expense due to anti-dilution protection on conversion feature	$2,394,234	$255,060

Series B-2 Preferred Stock—	February 2001 Reset
Value of security	$978,000
Conversion price before reset	$10.20408
Number of common shares issuable upon conversion before reset	95,844
Conversion price after reset	$2.50
Number of common shares issuable upon conversion after reset	391,200
Fair market value of common stock on reset date	$3.00
Additional beneficial conversion feature recognized as accretion of preferred stock to stated value	$886,068

Series C-1 Preferred Stock—		January 2002 Reset
Value of security		$2,500,000
Conversion price before reset		$2.50
Number of common shares issuable upon conversion before reset		1,000,000
Conversion price after reset		$1.00
Number of common shares issuable upon conversion after reset		2,500,000
Fair market value of common stock on commitment date		$3.00
Calculated beneficial conversion feature		$3,000,000
Net proceeds from sale of securities		$1,714,721
Accretion expense recorded in previous periods		$1,235,279
Additional beneficial conversion feature recognized as deemed preferred stock dividend		$479,442

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The non-cash expense resulting from the reset was recorded as non-cash interest expense for the second 10% convertible note payable warrant and preferred stock accretion expense for the series B and C-1 preferred stock warrants, computed based on the difference of the warrant value immediately before the reset to the value immediately after the reset using the Black-Scholes option-pricing model as indicated in the table that follow.

	February 2001 Reset
Series B Preferred Stock Warrant—	Immediately Preceding Reset	Immediately After Reset
Common stock issuable upon exercise of warrant	343,750	343,750
Exercise price	$3.875	$3.75374
Fair market value of common stock on valuation date	$3.00	$3.00
Option life	5 years	5 years
Volatility rate	120%	120%
Risk-free rate of return	6.71%	6.71%
Dividend rate	0%	0%
Calculated value	$854,110	$856,374
Expense recorded	N/A	$2,265

Second 10% Convertible Note Payable Warrant—

	February 2001 Reset		January 2002 Reset
	Immediately Preceding Reset	Immediately After Reset	Immediately Preceding Reset	Immediately After Reset
Common stock issuable upon exercise of warrant	136,519	150,116	150,116	150,116
Exercise price	$10.26425	$9.33431	$9.33431	$1.00
Fair market value of common stock on valuation date	$3.00	$3.00	$0.97	$0.97
Option life	5 years	5 years	2.9 years	2.9 years
Volatility rate	104%	104%	126%	126%
Risk-free rate of return	6.0%	6.0%	6.0%	6.0%
Dividend rate	0%	0%	0%	0%
Calculated value	$256,731	$288,663	$33,377	$107,463
Expense recorded	N/A	$31,932	N/A	$74,086

	January 2002 Reset
Series C-1 Preferred Stock Warrant—	Immediately Preceding Reset	Immediately After Reset
Common stock issuable upon exercise of warrant	500,000	500,000
Exercise price	$3.75	$1.00
Fair market value of common stock on valuation date	$0.97	$0.97
Option life	2 years	2 years
Volatility rate	131%	131%
Risk-free rate of return	6.0%	6.0%
Dividend rate	0%	0%
Calculated value	$177,600	$325,859
Non-cash expense	N/A	$148,259

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The exercise price for the series B preferred stock warrants was subject to being reset every 90 days until January 20, 2003, based upon future market prices for our common stock. If the current exercise price was higher than the current market price (the lower of the average closing bid prices for the 10-day period ending on such date or the closing bid price on such date), the exercise price was reset to the market price. The current exercise price is $0.2425 per share. As a result of the exercise price reset, we recorded preferred stock accretion expense totaling $21,009 and $85,677 for the years ended December 31, 2002 and 2001, respectively, using the Black-Scholes option-pricing model as indicated in the tables that follow.

	February 7, 2002		May 8, 2002		August 6, 2002
	Immediately Preceding Reset	Immediately After Reset	Immediately Preceding Reset	Immediately After Reset	Immediately Preceding Reset	Immediately After Reset
Warrant value	$178,592	$180,980	$158,335	$166,569	$62,385	$72,722
Exercise price	$0.766	$0.71	$0.71	$0.52	$0.52	$0.2425
Fair market value of common stock on re-determination date	$0.70	$0.70	$0.62	$0.62	$0.28	$0.28
Option life	3 years	3 years	2.8 years	2.8 years	2.5 years	2.5 years
Volatility rate	126%	126%	134%	134%	138%	138%
Risk free rate of return	6.71%	6.71%	6.71%	6.71%	2.59%	2.59%
Dividend rate	0%	0%	0%	0%	0%	0%
Expense recorded	NA	$2,388	NA	$8,234	NA	$10,387

	May 17, 2001		August 11, 2001		November 9, 2001
	Immediately Preceding Reset	Immediately After Reset	Immediately Preceding Reset	Immediately After Reset	Immediately Preceding Reset	Immediately After Reset
Warrant value	$178,592	$880,772	$158,335	$349,603	$62,385	$186,358
Exercise price	$0.766	$2.703	$0.71	$1.547	$0.52	$0.766
Fair market value of common stock on re-determination date	$2.99	$2.99	$1.35	$1.35	$0.71	$0.71
Option life	5 years	5 years	3.5 years	3.5 years	3.38 years	3.38 years
Volatility rate	120%	120%	120%	120%	120%	120%
Risk free rate of return	6.71%	6.71%	6.71%	6.71%	6.71%	6.71%
Dividend rate	0%	0%	0%	0%	0%	0%
Expense recorded	NA	$27,550	$35,141	$35,141	NA	$22,968

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    STOCK OPTION PLANS

We have stock option plans for directors, officers, employees and other third parties, which provide for nonqualified and incentive stock options. In addition to the 1995 Stock Option Plan, which provides for the issuance of options for up to 4,500,000 shares of common stock, during 2000, we adopted a second plan, the 2000 Stock Option Plan, which provides for the issuance of options for up to 1,750,000 shares of common stock (collectively the “plans”). The options vest over various terms with a maximum vesting period of 42 months and expire after a maximum of ten years from the date of grant. At December 31, 2002, there were options for 3,210,419 shares of common stock outstanding and options for 2,597,947 shares of common stock were vested, with 3,039,581 options available for future grants under the plans.

A summary of the status of the plans as of December 31, 2002 and 2001, and changes during the years then ended is presented in the tables and narrative below:

	2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,607,074	$5.18	4,469,071	$12.54
Granted	838,224	$1.00	3,179,702	$1.47
Exercised	—	—	(12,917)	$1.88
Forfeited and cancelled	(2,234,879)	$3.49	(3,028,782)	$12.16

Outstanding at end of year	3,210,419	$4.59	4,607,074	$5.18

Exercisable at end of year	2,597,947	$5.32	2,822,829	$6.18

Weighted average fair value of options granted during year	$0.42		$1.22

The status of total stock options outstanding and exercisable under the plans as of December 31, 2002 is as follows:

Range of Exercise Prices	Stock Options Outstanding			Stock Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price
$ 0.65 – $ 1.63	1,538,224	$0.78	5.8	1,063,547	$0.68
$ 1.64 – $ 4.09	558,208	$2.70	4.4	474,624	$2.63
$ 4.10 – $10.24	612,581	$7.99	2.6	608,537	$7.97
$10.25 – $25.63	409,740	$12.32	4.1	389,573	$12.31
$25.64 – $58.25	91,666	$35.36	4.0	61,666	$35.57

	3,210,419	$4.59		2,597,947	$5.32

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Jabber has a stock option plan (the “Jabber plan”) for directors, officers, and employees that provide for the issuance of up to 7,500,000 nonqualified and incentive stock options for Jabber common stock. The options vest over various terms with a maximum vesting period of 36 months and expire after a maximum of ten years from the date of grant. At December 31, 2002, there were options for 1,940,394 shares of common stock outstanding and options for 962,145 shares of common stock were vested with options for 5,559,606 shares of common stock available for future grants under the Jabber plan.

A summary of the status of the Jabber plan as of December 31, 2002 and 2001 and changes during the years then ended is presented in the tables and narrative below:

	2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,397,784	$1.11	1,205,084	$1.50
Granted	100,000	$1.00	2,096,000	$1.06
Exercised	—	—	—	—
Forfeited and cancelled	(557,390)	$1.26	(903,300)	$1.50

Outstanding at end of year	1,940,394	$1.06	2,397,784	$1.11

Exercisable at end of year	962,145	$1.10	417,263	$1.05

Weighted average fair value of options granted during year	$0.60		$0.48

The status of total stock options outstanding and exercisable under the plans as of December 31, 2002 is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price
$ 0.75—$ 1.50	1,940,394	$1.06	4.6	962,145	$1.10

Jabber’s Board of Directors has indicated their intent to grant approximately 3,182,000 options under the Jabber plan to Jabber employees.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(13)    WARRANTS AND OPTIONS FOR COMMON STOCK ISSUED OUTSIDE THE STOCK OPTION PLANS

We have issued common stock purchase warrants and options outside our stock option plans (“warrants”) in connection with the sale of securities, business acquisitions and services rendered to the Company. The following table sets forth outstanding warrants as of December 31, 2002 and 2001.

				2002	2001
Warrants and Options Issued in Connection With	Expiration Date	Current Exercise Price Per Share		Shares Underlying Warrants Outstanding	Shares Underlying Warrants Outstanding
Warrants issues with sale of private placement (Note 8)	January to April 2007		$1.00	10,735,000	—
Warrants issued for exchange of 10% convertible note payable (Note 7)	January 2007		$1.00	750,000	—
Series C-1 preferred stock warrant (Notes 8, 9 and 11)	February 2004		$1.00	500,000	500,000
Series B preferred stock warrants (Notes 9 and 11)	February 2004		$0.2425	343,750	343,750
Second 10% convertible note payable warrant (Notes 7, 8 and 11)	December 2005		$1.00	150,116	150,116
Financial services firm warrant (Note 17)	October 2004		$2.50	125,000	125,000
Short-term note payable warrant (Note 6)	August 2005		$2.50	25,000	25,000
Customer warrants	June and December 2002	$ $	8.77 to 9.19	—	220,162
DCI merger warrants	June 2003		$8.94	6,142	10,453
Placement firm warrants	March 2005		$38.44	5,834	5,834

Total for Webb				12,640,842	1,380,315

VA Linux warrant	October 2005		$1.00	50,000	50,000

Total for Jabber				50,000	50,000

Grand total				12,690,842	1,430,315

Reductions in warrants outstanding between 2001 and 2002 represent warrants which expired without being exercised and have therefore been cancelled.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14)    STOCK BASED COMPENSATION EXPENSE

During 2002 and 2001, we issued common stock, common stock purchase warrants and options in transactions described below and recorded expense as set forth in the following table.

	Number of Shares or Warrants Issued	Expense	Deferred Compensation Expense
2002 Transactions
Common stock issued to financial services company (A)	25,000	$10,250	$—
Jabber stock option issued for services (B)	50,000	29,707	—
Vesting of Jabber common stock (C)	—	34,936	—

2002 Totals	75,000	$74,893	$—

2001 Transactions
Stock options issued to consulting company (D)	40,000	$82,242	$—
Stock options issued to financial services company (E)	100,000	121,642	—
Common stock issued to financial services company (E)	10,000	28,750	—
Reset of series B preferred stock warrants (Notes 9 and 10)	—	87,941	—
Reset of Second 10% convertible note payable warrant	—	31,932	—
Acceleration of stock option vesting date (F)	—	27,646	—
Vesting of Jabber common stock (C)	—	261,090	—
Amortization of previous years deferred compensation	—	10,826	—

2001 Totals	150,000	$652,069	$—

(A) On March 12, 2002, we entered into a nine-month consulting agreement with an investor relations firm to provide Webb with services to strengthen our shareholder base and enhance company awareness among investors and brokers. Compensation to the firm included a cash retainer fee of $7,000 per month and 25,000 restricted shares of our common stock, which we issued on June 5 and December 21, 2002. We valued the shares of common stock at the fair market value on the grant dates and recorded compensation expense on the grant dates totaling $10,250.

(B) On April 23, 2002, Jabber issued a five-year option to purchase 50,000 shares of its common stock at an exercise price of $1.00 per share to an individual in connection with strategic planning consulting services rendered to Jabber. The options vested on the grant date. Jabber recorded non-cash compensation expense on the vesting date of the options valued at $29,707 utilizing the Black-Scholes option-pricing model using the following assumptions:

Fair market value of options
Exercise price	$1.00
Fair market value of common stock on valuation date	$0.70
Option life	5 years
Volatility rate	129%
Risk-free rate of return	6.7%
Dividend rate	0%

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(C) During 2000, Jabber issued 912,500 shares of its common stock to employees of Jabber, a former officer of Webb and members of the Jabber advisory boards. The shares vested over periods ranging from grant date to two years. We recorded the value of these shares as deferred compensation, totaling $523,700, and recognized the related non-cash expense in the period the shares vested. During the years ended December 31, 2002 and 2001, we recognized $34,936 and $251,090, respectively, of deferred compensation as non-cash compensation expense. At December 31, 2002, the remaining deferred compensation was zero.

(D) In March 2001, we issued a three-year option to purchase 40,000 shares of our common stock at an exercise price of $2.813 per share to a consulting company in connection with investor relation services to be rendered to Webb. The options vested on the grant date. We recorded non-cash compensation expense on the vesting date valued at $82,242 utilizing the Black-Scholes option-pricing model using the following assumptions:

Fair market value of options
Exercise price	$2.813
Fair market value of common stock on valuation date	$2.813
Option life	3 years
Volatility rate	121%
Risk-free rate of return	6.0%
Dividend rate	0%

(E) In April 2001, we entered into a six-month agreement with a consulting company to provide Webb with investor relation services. In connection with the agreement, the consulting company earned 2,500 restricted shares of our common stock at the end of each month commencing April 2001. During the term of the agreement, we issued 10,000 shares of our common stock and recorded compensation expense totaling $28,750. In addition, we also issued options to purchase 100,000 shares of our common stock at exercise prices ranging from $2.50 to $5.00 per share with a three-year exercise term. The options vest ratably over the term of the agreement and were fully vested at September 30, 2001. We recorded non-cash compensation expense based on the vesting terms valued at $121,642 applying variable plan accounting pursuant to SFAS 123 and related interpretation EITF-96-18 utilizing the Black-Scholes option-pricing model. We used the following assumptions to calculate the value of the options:

	25,000 Options	25,000 Options	50,000 Options
Exercise price	$2.50	$3.00	$5.00
Fair market value of common stock on valuation date	$0.50 to $3.36	$0.50 to $3.36	$0.50 to $3.36
Option life	3 years	3 years	3 years
Volatility rate	127%	127%	127%
Risk-free rate of return	6.25%	6.25%	6.25%
Dividend rate	0%	0%	0%
Total value	$33,284	$31,996	$56,362

(F) In June 2001, we accelerated the vesting date on the last date of employment for options to purchase 40,674 shares of our common stock for three employees who were terminated in June 2001. As a result, we recorded compensation expense totaling $27,646 during the three months ended June 30, 2001, which represents the intrinsic value of the accelerated options as follows:

Exercise prices	$1.875
Fair market value of common stock on acceleration date	$3.240
Intrinsic value per share	$1.365
Number of options	20,253

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15)    NET REVENUES

Net revenues from continuing operations consist of revenues earned by Jabber for fees from the licensing of its IM software products, fees for professional services for the integration and customization of its IM software and fees earned for support and maintenance services. Net revenues from continuing operations are comprised of the following:

	Year Ended December 31,
	2002	2001
Net revenues:
License	$1,611,081	$679,756
License from France Telecom, a related party	425,000	87,800

Total license revenue	2,036,081	767,556

Services	949,492	280,742
Consulting services from France Telecom, a related party	372,418	—
Maintenance and support services from France Telecom, a related party	34,791	31,039

Total service revenue	1,356,701	311,781

Total net revenues	$3,392,782	$1,079,337

Jabber and France Telecom (collectively France Telecom and its subsidiaries or affiliates, “FT”), an investor in Jabber (See Note 10), have entered into a consulting contract as well as a license agreement for Jabber’s IM software and services.

In February 2002, Jabber and FT entered into a $455,000 fixed-priced consulting agreement whereby Jabber provides professional consulting services for general IM technology as well as IM technology integration with FT proprietary product offerings to FT. During 2002, Jabber billed FT $384,772 in fees, of which $372,418 was recognized as revenue with the remaining $12,354 being deferred until 2003. Jabber expects the deferred revenue and the remaining $70,228 to be billed to FT to be recognized as revenue in the first quarter of 2003. At December 31, 2002, all of the revenue recognized in 2002 has been collected in cash, except for $37,932, which was collected in cash in January 2003.

In October 2001, FT licensed Jabber’s commercial server application and entered into an annual maintenance and support agreement. Jabber recognized $87,800 in license revenue in 2001 and $19,166 and $31,039 in 2002 and 2001, respectively from the maintenance and support agreement. In October 2002, Jabber entered into an agreement with FT to amend the license agreement (the “FT OEM license”) whereby FT purchased a user-based license including the first year of support and maintenance for $500,000. During 2002, we recognized $425,000 in license revenue and $15,625 in maintenance and support revenue related to this purchase. At December 31, 2002, all of the fees from these license and maintenance and support agreements have been collected in cash.

(16)    DISCONTINUED OPERATIONS

On October 16, 2001, we terminated our AccelX local commerce business. In connection with the termination of this business, we granted a perpetual license for software used in this business to Aptas for a license fee of $1 million. The terms of this perpetual license transferred substantially all of our rights and their related value for this technology. In addition, we sold assets used in this business to Aptas for a purchase price of $500,000.

In the third quarter of 2001, based upon primarily indications of value from the buyer of our AccelX business, we determined that the carrying amount of the intangible assets related to that business, primarily resulting

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from the Update acquisition, were impaired, and a loss was recorded totaling $2,025,322. These losses are included in the loss from discontinued operations. We computed the impairment losses as follows:

Sale price/license revenue	$1,500,000
Less:
Book value of tangible assets sold and liabilities assumed	(118,149)
Selling costs	(177,174)

Indicated fair value of intangible assets	1,204,677
Carrying value of intangible assets as of September 30, 2001	2,223,978

Impairment loss	1,019,301
Write-off of remaining intangible assets	1,006,021

Total impairment loss	$2,025,322

We recognized a nominal gain from the sale of the tangible and intangible assets of $6,021 after deducting selling expenses of $177,174 as summarized below:

Sale price	$500,000

Fair value of tangible assets sold	225,262
Fair value of intangible assets sold	198,656
Assumed liabilities and deferred revenue	(107,113)
Selling costs	177,174

Total fair value of assets sold and selling expenses	493,979

Gain on sale of tangible and intangible assets	$6,021

The selling costs consist of fees to a financial advisory firm for which we issued a non-interest bearing note payable totaling $106,240, which was repaid in February 2002, and a three-year warrant to purchase 125,000 shares of our common stock at an exercise price of $2.50 per share. Webb can purchase the warrant at any time for $5.00 per share. We valued the warrant at $70,934 using the Black-Scholes option-pricing model utilizing the following assumptions:

Exercise price	$2.50
Fair market value of common stock on valuation date	$0.93
Option life	3 years
Volatility rate	127%
Risk-free rate of return	7.0%
Dividend rate	0%

We recognized a loss of $6,021 from the sale of the perpetual software license after we recorded an impairment loss for the intangible assets we acquired from Update as summarized below:

Perpetual software license fee	$1,000,000
Impairment loss	1,006,021

Loss	$(6,021)

The termination of this segment is reflected as a sale of discontinued operations in the accompanying consolidated financial statements. Accordingly, the assets, liabilities; and revenues, costs and expenses of this discontinued operation have been excluded from the respective captions in the Consolidated Balance Sheets and Consolidated Statement of Operations and have been reported “Current liabilities from discontinued operations, net” and “Loss from discontinued operations” for all years presented.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liabilities of the discontinued operation consists of the following:

	December 31,
	2002	2001
Current liabilities of discontinued operations, net:
Current assets of discontinued operations:
Cash	$—	$3,167
Accounts receivable, net	—	29,014
Prepaid expenses and other current assets	—	7,353

Total current assets of discontinued operations	—	39,534

Accounts payable and accrued liabilities	—	325,149
Accrued salaries and payroll taxes payable	—	21,231
Customer deposits and deferred revenue	—	—

Total current liabilities of discontinued operations	—	346,380

Current liabilities of discontinued operations, net	$—	$306,846

Summarized financial information for the discontinued operation includes activity through October 16, 2001, only and are as follows:

	Year Ended December 31,
	2002	2001
Net revenues	$—	$2,824,331
Costs and expenses:
Cost of revenues	—	2,847,119
Sales and marketing expenses	—	951,756
Product development expenses	—	2,075,794
General and administrative expenses	—	474,462
Depreciation and amortization	—	1,729,710
Impairment loss	—	2,025,322

Total costs and expenses	—	10,104,163

Operating loss	—	(7,279,832)
Other income and expenses:
Loss on foreign currency transactions	—	(18,837)
Other income	—	14,957

Loss from discontinued operations	$—	$(7,283,712)

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17)    MAJOR CUSTOMERS

Jabber has derived a substantial portion of its revenues from a limited number of customers. The following table summarizes revenues from customers in excess of 10% of net revenues from continuing operations for the years ended December 31, 2002 and 2001:

	Year Ended December 31,
	2002	2001
Customer A, a related party (Notes 15 and 20)	$832,209	$118,839
Customer B	$645,385	$8,000
Customer C	$485,771	$255,146
Customer D	$402,042	$—
Customer E	$241,876	$—
Customer F	$—	$—
Customer G	$37,365	$360,125

Jabber’s accounts receivable balances from customers in excess of 10% of the accounts receivable balance as of December 31, 2002 and 2001, are as follows:

	December 31,
	2002	2001
Customer C	$—	$309,320
Customer E	$300,020	$—
Customer F	$228,820	$—

(18)    INCOME TAXES

The provision (benefit) for income taxes includes the following:

	Year Ended December 31,
	2002	2001
Current:
Federal	$—	$—
State	—	—

Total current provision	—	—

Deferred:
Federal	(1,410,632)	(4,319,995)
State	(120,276)	(419,295)
Valuation allowance	1,530,908	4,739,290

Total deferred provision (benefit)	—	—

Total provision	$—	$—

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The statutory federal income tax rate was 34% for the years ended December 31, 2002 and 2001. Differences between the income tax expense reported in the statements of operations and the amount reported by applying the statutory federal income tax rate to loss applicable to common shareholders before income taxes are as follows:

	Year Ended December 31,
	2002	2001
Benefit at statutory rate from continuing operations	$(2,337,098)	$(5,863,213)
Increase (decrease) due to:
State income taxes	(199,269)	(809,439)
Nondeductible expenses	1,005,459	4,409,826
Valuation allowance	1,530,908	4,739,290
Operating losses of discontinued operations retained by Webb	—	(2,476,462)

Income tax provision	$—	$—

Components of net deferred assets as of December 31, 2002 and 2001, are as follows:

	Year Ended December 31,
	2002	2001
Deferred tax assets:
Accrued liabilities and other reserves	$60,440	$266,727
Depreciation	—	36,708
Net operating losses	25,927,891	23,931,872
Deferred revenue	183,844	71,837
Stock and warrant expense	1,151,687	—

Total deferred tax assets	27,323,862	24,307,144
Deferred tax liabilities:
Valuation allowance	(27,323,862)	(24,307,144)

Net deferred tax assets	$—	$—

For income tax purposes, we have approximately $69.5 million of net operating loss carryforwards that expire at various dates through 2020. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event of a significant change in ownership. Realization of net operating loss carryforwards is dependent on generating sufficient taxable income prior to the expiration dates.

During 2002 and 2001, we increased our valuation allowance by $1,530,908 and $4,739,290, respectively, due mainly to uncertainty relating to the realizability of the 2002 and 2001 net operating loss carryforwards.

(19)    EXTRAORDINARY INCOME

During 2002, we settled creditor obligations, primarily incurred during 2001 from our terminated AccelX business, for less than face value resulting in extra ordinary income of $257,061 for the year ended December 31, 2002.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(20)    RELATED PARTY TRANSACTIONS

Revenue and Cost of Revenues

FT is an investor in Jabber (See Note 10) and also a customer of Jabber. During the year ended December 31, 2002 and 2001, Jabber recorded $832,209 and $118,839, respectively, in revenue from FT (See Note 15). All revenue through December 31, 2002, from FT has been collected in cash, except $37,932, which was collected in January 2003. In connection with the consulting services provided to FT, Jabber incurred $214,724 in salaries and related costs, which represents a gross margin of $157,694 or 42%.

Legal Services

Webb’s vice-president of administration and corporate counsel, who began his employment with the Company in 1999, is also a partner in the law firm we retain for our legal services. We incurred $135,430 and $195,374 in legal fees to the law firm during the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, our accounts payable balances included $25,581 and $88,857, respectively, payable to the law firm.

Office Lease, Contract Services and Purchase of Computer Equipment

The Chairman of Jabber’s Board of Directors is the CEO of a company who leases office space from the Company. During 2002, the Company was paid $42,000 for rent expense. In addition, Jabber incurred $18,500 to the company for two months of contract services for a project manager. Webb also purchased two pieces of computer equipment from the company in 2002 for $10,000. At December 31, 2002, all of the transactions were collected in full in cash, except for $900, which was collected in 2003.

Jabber began leasing office space on a month-to-month basis to FT in January 2002. The term of the lease provides for monthly rent payments of $1,300. Jabber records a reduction to office rent expense when the sub-lease payment is collected. As of December 31, 2002, the amount of uncollected rent totaled $15,600.

In 2002, Jabber also began to lease office space on a month-to-month basis to a company whose owner is a Jabber shareholder. The term of the lease provides for monthly rent payments of $1,000. Jabber records a reduction to office rent expense when the sub-lease payment is collected, which totaled $6,000 for the year ended December 31, 2002. As of December 31, 2002, all rent has been collected in cash.

(21)    COMMITMENTS AND CONTINGENCIES

Minimum future annual lease payments as of December 31, 2002 are as follows:

2003	$448,389
2004	82,050
2005	7,062
2006	1,766

$539,267

The total operating lease expense for the year ended December 31, 2002, was $441,477 from continuing operations, and for the year ended December 31, 2001, $754,713, from continuing operations and $172,831 from discontinued operations.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(22)    BUSINESS SEGMENT INFORMATION

We have two reportable business segments: Jabber and Webb. Jabber is a commercial developer of real-time communications software and IM solutions offering proprietary, scalable extensible IM software solutions for carriers, service providers for OEM and ISV partners, and for large enterprises. Jabber also operates a foreign sales and marketing office through a Dutch subsidiary of Webb. Webb consists of corporate activities such as accounting, administration, public reporting and financing activities.

The accounting policies of the reportable business operating segments are the same as those described in the summary of significant accounting policies. During 2002 and 2001, transactions between the two business segments other than equity transactions include shared accounting and legal services, comprised primarily of salaries and related expenses, which are reimbursed by Jabber to Webb at cost and in 2002 interest income and expense computed at 9.5% per annum for loans made to Jabber by Webb.

	December 31,
	2002	2001
Assets

Webb	$4,255,063	$(1,475,819)
Jabber	1,582,192	2,327,766
Eliminations	(2,087,195)	3,247,100

Total assets	$3,750,060	$4,099,047

Property and equipment, net

Webb	$637,013	$1,287,486
Jabber	398,972	253,559
Eliminations	(61,718)	—

Total	$974,267	$1,541,045

	Years Ended December 31,
	2002	2001
Net revenues from continuing operations

Jabber	$3,392,782	$1,079,337

Net revenues from continuing operations by geographic region

United States	$1,751,416	$726,951
Europe	1,391,050	352,386
Pacific Rim	250,316	—

Total net revenues	$3,392,782	$1,079,337

See Note 17 for disclosures regarding revenues from customers in excess of 10% of net revenues from continuing operations.

Net loss from continuing operations

Webb	$(8,151,143)	$(13,421,589)
Jabber	(4,951,159)	(7,186,640)
Eliminations	4,696,063	6,179,304

Total net loss from continuing operations	$(8,406,239)	$(14,428,925)

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization

Webb	$334,938	$389,891
Jabber	941,589	1,657,237
Eliminations	(60,733)	—

Total depreciation and amortization expense	$1,215,794	$2,047,128

Interest income

Webb	$110,006	$93,338
Jabber	4,199	25,141
Eliminations	(77,279)	—

Total interest income	$36,926	$118,479

Interest expense

Webb	$618,961	$3,266,220
Jabber	95,502	45,834
Eliminations	(77,279)	—

Total interest expense	$637,184	$3,312,054

Extraordinary income

Webb	$257,061	$—
Jabber	—	—

Total extraordinary income	$257,061	$—

Property and equipment additions

Webb	$10,000	$15,653
Jabber	49,230	157,999
Discontinued operations	—	55,796

Total	$59,230	$229,448

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(23)    SUBSEQUENT EVENTS

Jabber Financing

On March 19, 2003, FTTI, Intel Capital Corporation, a wholly-owned subsidiary of Intel Corporation (“Intel”), and Webb purchased an aggregate of 25,218,914 shares of Jabber’s series D convertible preferred stock (“Jabber series D preferred stock”) for an aggregate consideration of $7,200,000 ($.2855 per share). Webb acquired its Jabber series D preferred stock in exchange for the cancellation of $2,200,000 in obligations owed to it by Jabber. In addition, FTTI was issued an additional 10,451,673 shares of Jabber’s common stock in accordance with anti-dilution rights held by FTTI. In addition, all outstanding shares of Jabber’s series B and C preferred stock, 100 and 125 shares, respectively, were converted into 225,000 shares of Jabber’s common stock at conversion prices of $1,000 per share. Following the transaction described above, all authorized but unissued shares of Jabber’s series A-1, A-2, B and C preferred stock (See Note 10) were cancelled.

Following the transaction, Jabber’s ownership on an as if fully converted basis is as follows:

Investor	Common Shares	Percentage of Common Shares Outstanding	Jabber Series D Preferred Stock	Percentage of Jabber Series D Preferred Stock Outstanding	Total As If Converted Common Shares	Percentage of As If Converted Common Shares
Webb	18,390,232	52.5%	7,705,779	30.6%	26,096,011	43.3%
FTTI, Intel and all others	16,638,782	47.5%	17,513,135	69.4%	34,151,917	56.7%

Total	35,029,014	100.0%	25,218,914	100.0%	60,247,928	100.0%

Each share of the Jabber series D preferred stock is currently convertible into one share of Jabber’s common stock at the election of the holder, or automatically immediately prior to a public offering of Jabber securities at not less that $1.40 per share and with total gross offering proceeds of not less that $20 million. The conversion rate is subject to anti-dilution protection, based on a weighted average formula, if Jabber issues its securities for less than the purchase price of the Jabber series D preferred stock ($0.2855 per share), and is also subject to adjustment for stock splits, stock dividends and other similar transactions. The holders of the Jabber series D preferred stock are entitled to vote together with Jabber’s common stock holders. Each share of Jabber series D preferred stock entitles the holders to the number of votes per share equal to the largest number of whole shares of common stock into which the Jabber series D preferred stock could be converted. In addition, the holders of the Jabber series D preferred stock vote as a separate class on any change in the terms of the Jabber series D preferred stock; any increase in the authorized number of shares of Jabber series D preferred stock; authorization of any new class or series of shares or reclassification of any class or series of existing shares, having rights, preferences or privileges superior to those of the Jabber series D preferred stock; any amendment to Jabber’s certificate of incorporation; for the purchase, redemption or other acquisition by Jabber of any of its outstanding securities of Jabber; the declaration, payment or issuance of cash dividends to any holders of any class or series of capital stock; the transfer of material assets of Jabber in a transaction not in the ordinary course of business; the liquidation, or dissolution or adoption of a plan of liquidation or dissolution; and or an increase or decrease in the size of the Jabber board. Jabber cannot pay dividends on its common stock unless approved by holders of two-thirds of the outstanding Jabber series D preferred stock, in which case the Jabber series D preferred stock will be paid equal dividends on an as-converted basis

If Jabber liquidates, dissolves or winds up its business, whether voluntarily or involuntarily, including a sale of substantially all of its assets, or an acquisition of Jabber, the holders of the Jabber series D preferred stock will be entitled to receive, before any distribution to holders of Jabber’s common stock, the amount of $0.2855 per share plus declared but unpaid dividends. After the holders of the Jabber series D preferred stock have received their liquidation preference, the holders of all classes of preferred stock are entitled to share in any distribution of remaining assets with the holders of common stock on an as-converted basis. However, if the holders of the Jabber

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

series D preferred stock were to receive more than three times the original purchase price for the shares under the preceding formula, then the Jabber series D preferred shares will forgo their liquidation preference and will instead participate on an as-converted basis with the common shares.

The Jabber series D preferred stock purchase agreement contemplates the potential sale of approximately $5,500,000 worth of additional shares of Jabber series D preferred stock on the same terms as the original purchases by Webb, FTTI and Intel, including up to $2,500,000 worth of Jabber series D preferred shares pursuant to an option which will be granted to Webb if a sale to a venture capital investor, acceptable to the holders of the Jabber series D preferred stock, is consummated. The Webb option, if granted, must be exercised by Webb on or before January 31, 2004. The venture capital investor has not been identified and there can be no assurance that this sale will occur and, accordingly, that Webb will be granted the option to acquire additional shares of the Jabber series D preferred stock.

The Jabber series D preferred stock purchase agreement provides that, without the prior approval of holders of 66 2/3% of the outstanding shares of Jabber series D preferred stock, Jabber will not engage in any transaction or arrangement for the distribution of Jabber’s securities to the public, except in connection with a qualified public offering; permit any transaction which would result in any of the holders of the Jabber series D preferred stock owning more than 49% of Jabber’s authorized shares of capital stock calculated either by ownership percentage or voting power; or take any other action, other than in connection with a qualified public offering, that would result in Jabber becoming a reporting company under the Securities Exchange Act of 1934. In the event that an event has not occurred by January 1, 2005 that would permit Webb to distribute its Jabber securities to the Webb shareholders, Webb may require FTTI, on an annual basis until such an event shall have occurred, to sell Webb 1,000,000 shares of the Jabber common stock held by FTTI, at a purchase price equal to the conversion price for the Jabber series D preferred stock plus interest compounded at 15% per annum. If the 49% ownership limit described above limits Webb’s ability to exercise this right, then the right will be suspended until Webb is able to exercise the right in full within the 49% limitation or upon an event which provides liquidity for all of Jabber’s shareholders, at which time the 49% limitation would be waived.

In connection with the transaction, an additional nominee of FTTI is being elected to the Jabber Board of Directors and an additional nominee acceptable to Webb, FTTI and Intel is to be elected to the Jabber Board of Directors. After the transaction there are to be seven members of the Jabber Board of Directors, of which Webb has two position. Following a sale to a venture capital investor as described above, the Jabber Board of Directors is to be reduced to five persons, including one nominee for each of Webb, FTTI, the new venture capital investor and Jabber management and an independent nominee acceptable to Webb, FTTI, Intel and the venture capital investor.

In addition, the Jabber series D preferred stock purchase agreement provides that Jabber shall purchase accounting and business software owned by Webb at a rate of $12,000 per month for a period of 21 months commencing April 1, 2003. Webb’s net book value of these software assets at April 1, 2002, is approximately $220,000. In addition, no later than August 31, 2004, Jabber shall purchase Webb’s computer equipment, office furnishings and fixtures and other office equipment at a purchase price of $200,000. Webb’s estimated net book value of these assets at August 31, 2004, is expected to approximate the purchase price.

Webb and Jabber are reviewing the effect of the transaction on their results of operations and financial position and we expect Jabber to record a non-cash expense of approximately $4.6 million in the first quarter of 2003. In addition we have concluded that as a result of the issuance of Jabber’s series D convertible preferred stock and related agreements as well as Webb’s less than 50% ownership in Jabber after the transaction, commencing with the closing of the transaction, Webb will no longer consolidate Jabber’s results of operations and financial position but will rather account for its investment in Jabber using the equity method of accounting. The following represents the financial statements of Webb as of and for the year ended December 31, 2002, excluding the individual results of Jabber. On the date of Jabber’s issuance of series D convertible preferred stock, Webb expects to record an increase to additional paid-in capital in excess of $3 million in accordance with SAB 51. After this adjustment, Webb’s investment in Jabber will reflect its ownership interest in the net assets of Jabber.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

UNAUDITED CONDENSED BALANCE SHEET

DECEMBER 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$1,383,198
Convertible note and accrued interest receivable from Jabber	1,976,839
Other current assets	110,537
Notes receivable from Company officer	147,476

Total current assets	3,618,050
Property and equipment, net	637,013

Total assets	$4,255,063

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$115,420
Accrued compensation, benefits and payroll taxes	63,984
Losses in subsidiary in excess of investment	2,835,435

Total current liabilities	3,014,839

Commitments and contingencies
Stockholders’ equity:
Preferred stock	1,666,497
Common stock	103,956,048
Warrants and options	19,389,179
Accumulated other comprehensive loss	(11,187)
Accumulated deficit	(123,760,313)

Total stockholders’ equity	1,240,224

Total liabilities and stockholders’ equity	$4,255,063

WEBB INTERACTIVE SERVICES, INC.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2002

Operating expenses:
General and administrative	$1,508,611
Depreciation and amortization	334,938

Loss from operations	(1,843,549)
Interest income	110,006
Dividend income on Jabber preferred stock	199,484
Interest expense	(618,961)
Loss from Jabber subsidiary	(4,834,814)
Loss on extinguishment of 10% convertible note payable	(1,162,934)
Other loss, net	(375)

Net loss before extraordinary income	(8,151,143)
Extraordinary income	257,061

Net loss	(7,894,082)
Accretion of preferred stock to stated value	(648,710)

Net loss applicable to common stockholders	$(8,542,792)

Net loss applicable to common stockholders per share, basic and diluted	$(0.44)

Weighted average shares outstanding, basic and diluted	19,301,937

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WEBB INTERACTIVE SERVICES, INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2002

Cash flows from operating activities:
Net loss	$(7,894,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	334,938
Loss from extinguishment of 10% convertible note payable	1,162,934
Loss in Jabber subsidiary	4,834,814
Extraordinary income from creditor concessions	(257,061)
Dividends received in Jabber securities	(199,484)
Stock issued for services	7,986
Loss on sale and disposal of property and equipment	3,370
Accrued interest receivable on convertible note receivable	(77,279)
Interest expense on 10% convertible note payable from beneficial conversion feature	255,060
Interest expense for reset of second 10% convertible note payable warrant	74,086
Interest expense for reset of warrant issued with Jona short-term note payable	14,364
Amortization of 10% convertible note payable discount	49,144
Amortization of short-term note payable discount	29,976
Amortization of 10% convertible note payable financing assets	135,388
Changes in operating assets and liabilities:
Decrease in other current assets	45,594
Decrease in accounts payable and accrued liabilities	(671,742)
Decrease in accrued salaries and payroll taxes payable	(36,070)
Decrease in accrued interest payable	(48,632)

Net cash used in operating activities	(2,236,696)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	1,722
Cash invested in Jabber	(3,005,000)
Purchase of property and equipment	(10,000)
Notes receivable from Company officers	13,346

Net cash used in investing activities	(2,999,932)

Cash flows from financing activities:
Payments on capital leases and convertible notes payable	(35,599)
Payment of short-term notes payable	(440,000)
Payment on 10% convertible note payable	(720,000)
Proceeds from issuance of common stock	7,500,000
Proceeds from issuance of short-term notes payable	300,000

Net cash provided by financing activities	6,604,401

Net increase in cash and cash equivalents	1,367,773
Effect of foreign currency exchange rate changes on cash	(6,138)
Cash and cash equivalents, beginning of year	21,563

Cash and cash equivalents, end of year	$1,383,198

FTTI Purchase of Additional Jabber Software Licenses

March 19, 2003, FT exercised its option to purchase additional registered user licenses under an OEM license agreement entered into by FTTI and Jabber in October 2002 (See Note 15), including maintenance and support, for an additional $3 million. The terms of the agreement provide for quarterly payments of $750,000. FT also has the right to exercise a second option to purchase an unlimited registered user license including maintenance and support for an additional $2.5 million, payable in quarterly installments of $625,000. The second option expires December 15, 2003. Based on the terms of the agreement, Jabber will recognize approximately $500,000 per

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarter in license and maintenance and support revenue through September 30, 2005, or the expiration of the second option, and defer approximately $250,000 of revenue per quarter in 2003 until such time as FT exercises the second option or it expires. Should the second option expire, any remaining deferred revenue related to this contract would be recognized on December 15, 2003.

Cost Sharing Arrangement Between Webb and Jabber

Webb and Jabber have also formalized certain cost sharing arrangements whereby Jabber has agreed to pay (i) 80% of the cost of two shared employees who provide accounting services for both companies; (ii) 60% of the cost of the Secretary and General Counsel for Webb who performs similar services for Jabber; and (iii) $100,000 annually and 44% of the expenses for the CEO of Webb for services on Jabber’s executive committee. This cost sharing arrangement is for a period of two years commencing on April 1, 2003. We estimate Jabber’s portion of this cost sharing arrangement will be approximately $36,000 per month.

Conversion of Webb Series D Preferred Stock

During the first quarter of 2003, the holder of Webb’s series D preferred stock converted 800 shares into 800,000 shares of our common stock at conversion prices per share of $1.00 as follows:

	Number of Shares
Conversion Date	Series D Preferred Stock	Common Stock
January 7, 2003	200	200,000
January 28, 2003	200	200,000
February 21, 2003	200	200,000
March 20, 2003	200	200,000

Total	800	800,000

WEBB INTERACTIVE SERVICES, INC.

INDEX TO EXHIBITS

FORM 10-KSB (For Year Ended December 31, 2002)

(a) Listing of Exhibits:

3.1(a)	Articles of Incorporation, as amended, of Webb Interactive Services, Inc. (1)

3.1(b)	Articles of Amendment setting forth the terms of Series D Junior Convertible Preferred Stock (2)

3.2	Bylaws of Webb Interactive Services, Inc. (3)

4.1	Specimen form of Webb Interactive Services, Inc. common stock certificate (4)

4.2	Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.3	Form of Incentive Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.4	Form of Nonstatutory Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.5	Webb Interactive Services, Inc. Stock Option Plan of 2000, including forms of Incentive and Nonstatutory Stock Option Agreements (5)

4.6	Jabber, Inc. Stock Option Plan of 2000, including forms of Incentive and Nonstatutory Stock Option Agreements (5)

4.8	Stock Purchase Warrant dated August 25, 1999, as amended December 18, 1999, issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, Inc. (6)

4.9	Stock Purchase Warrant dated December 18, 1999 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, Inc. (6)

4.10	Stock Purchase Warrant dated December 31, 1999 issued to by Webb Interactive Services, Inc. Marshall Capital Management, Inc. and Castle Creek Technology Partners, LLC (7)

4.11	Form of Stock Purchase Warrant dated February 28, 2001 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, LLC (8)

4.12

Form of Stock Purchase Warrant, form of Series D Stock Purchase Warrant and form of amended Stock Purchase Warrants dated January 17, 2002 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, LLC (2)

4.13	Form of Stock Purchase Warrant dated December 21, 2001 issued by Webb Interactive Services, Inc. to Jona, Inc. (2)

4.14	Form of Stock Purchase Warrant dated January 17, 2002 issued by Webb Interactive Services, Inc. to Jona, Inc. (2)

10.1	Form of Nondisclosure and Nonsolicitation Agreement between Webb Interactive Services, Inc. and its employees (1)

10.2	Employment Agreement between Jabber, Inc. and Robert Balgley, dated December 11, 2000 (9)

10.3	Employment Agreement between Jabber, Inc. and Gwenael Hagen, dated August 1, 2001 (9)

10.4	Employment Agreement between Webb Interactive Services, Inc. and William R. Cullen, dated March 1, 2002 (9)

10.5	Employment Agreement between Webb Interactive Services, Inc. and Lindley S. Branson, dated March 1, 2002 (9)

10.6	Office lease for Webb Interactive Services, Inc.’s principal offices commencing May 2000 (10)

10.7	First Amendment to office lease, Assignment and Assumption of Lease and Consent to Lease (9)

10.8	Agreement for sublease of office space (9)

10.9	Form of Change of Control Agreement between Webb Interactive Services, Inc. and certain employees (11)

10.10	Securities Purchase Agreement dated as of January 17, 2002, between Webb Interactive Services, Inc. and Jona, Inc. Included as an exhibit is a Registration Rights Agreement (2)

10.11	Letter Agreement between Webb Interactive Services, Inc. and Jona, Inc. (9)

10.12	Exchange Agreement dated January 17, 2002 between Webb Interactive Services, Inc. and Castle Creek Technology Partners LLC. Included as an exhibit is a Registration Rights Agreement (2)

10.13	General Agreement for the Procurement of The License of Software and Services Between Jabber, Inc. and AT&T Corp. dated March 22, 2003 (12)

10.14	Jabber OEM Software License Agree4ment dated October 1, 2001, between Jabber, Inc. and France Telecom. *

10.15	First Amendment to Jabber OEM Software License Agreement dated October 17,2002, between Jabber, Inc. and France Telecom (13)

10.16	Second Amendment to Jabber OEM Software License Agreement dated March 12, 2003, between Jabber, Inc. and France Telecom (14)

10.17

Series D Preferred Stock Purchase Agreement dated March 17, 2003, by and among Jabber, Inc. France Telecom Technologies Investissements, Intel Capital Corporation, and Webb Interactive Services, Inc. Included as exhibits to the Stock Purchase Agreement are the Restated Certificate of Incorporation of Jabber, Inc. and the following additional agreements among the parties to the Stock Purchase Agreement: Investors Rights Agreement; Right of First Refusal and Co-Sale Agreement; and Voting Agreement. (14)

10.18	Jabber, Inc. Certificate of Designation for Series D Convertible Preferred Stock (14)

13.1	The registrant intends to deliver to its shareholders a copy of 2002 Annual Report on form 10-KSB (without exhibits), in lieu of a separate Annual Report to Shareholders

21.1	Subsidiaries of Webb Interactive Services, Inc.*

23.1	Consent of Ernst & Young LLP*

14.1	Power of Attorney*

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William R. Cullen*

*	Filed herewith.
(1)	Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
(2)	Filed with the Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(3)	Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.
(4)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2000, Commission File No. 0-28462.
(5)	Filed with the Current Report on Form 8-K, filed January 22, 2002 and amended on January 29, 2002, Commission File No. 0-28642.
(6)	Filed with Amendment No. 2 to Webb’s Registration Statement on Form S-3, filed January 3, 2000, Commission File No. 333-87887.
(7)	Filed with the Current Report on Form 8-K, filed January 5, 2000, Commission File No. 0-28642.
(8)	Filed with the Current Report on Form 8-K, filed March 1, 2001, Commission File No. 0-28642.
(9)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2001, Commission File No. 0-28642.
(10)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 1999, Commission File No. 0-28642.
(11)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 1998, Commission File No. 0-28642.
(12)	Filed with the Form 10-QSB, Quarterly Report for the period ended March 31, 2002, Commission file No. 0-28642.
(13)	Filed with the Form 10-QSB, Quarterly Report for the period ended September 30, 2002, Commission file No. 0-28642.
(14)	Filed with the Current Report on Form 8-K, filed on March 20, 2003, Commission File No. 0-28642.