Form 10QSB
period 2003-03-31
WEBB INTERACTIVE SERVICES INC
filed 2003-05-15
CIK 1011901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF L934

For the period ended March 31, 2003

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number : 0-28462

WEBB INTERACTIVE SERVICES, INC.

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1293864 (I.R.S. Employer Identification No.)

1899 Wynkoop, Suite 600
Denver, CO 80202
(Address of principal executive offices, including zip code)

(303) 308-3180
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of as of May 1, 2003, was: 22,668,167

WEBB INTERACTIVE SERVICES, INC.

FORM 10-QSB

QUARTERLY REPORT

Signatures	38

Certification	39

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-QSB entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Operating Results, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission (SEC). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company’s business.

PART I FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

WEBB INTERACTIVE SERVICES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2003	December 31, 2002

		(Consolidated)

ASSETS
Current assets:
Cash and cash equivalents	$919,258	$1,714,077
Accounts receivable	—	657,446
Accounts receivable from a related party	—	37,932
Prepaid expenses	114,093	172,848
Notes receivable from Company officer	144,139	147,476
Short-term deposits and other current assets	39,582	46,014

Total current assets	1,217,072	2,775,793
Investment in Jabber	1,972,620	—
Property and equipment, net of accumulated depreciation of $1,035,353 and $1,250,025, respectively	568,845	974,267

Total assets	$3,758,537	$3,750,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$65,982	$510,511
Accrued compensation, benefits and payroll taxes	83,587	446,982
Deferred revenue	—	444,574
Deferred revenue from a related party	—	71,729

Total current liabilities	149,569	1,473,796

Commitments and contingencies
Minority interest in Jabber	—	118,337
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized:
Series D junior convertible preferred stock, 1,784 and 2,584 shares issued and outstanding, respectively, liquidation preference of $1,000 per share	882,497	1,666,497
Common stock, no par value, 60,000,000 shares authorized, 22,468,167 and 21,668,167 shares issued and outstanding, respectively	108,212,330	103,956,048
Warrants and options	19,389,179	19,448,886
Accumulated other comprehensive loss	(13,637)	(17,421)
Accumulated deficit	(124,861,401)	(122,896,083)

Total stockholders’ equity	3,608,968	2,157,927

Total liabilities and stockholders’ equity	$3,758,537	$3,750,060

The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

WEBB INTERACTIVE SERVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,

	2003	2002

Net revenues	$646,613	$861,053

Operating expenses:
Cost of revenues	161,899	110,944
Sales and marketing	356,983	356,383
Product development	590,569	652,868
General and administrative	635,705	1,495,387
Depreciation and amortization	114,996	546,069

	1,860,152	3,161,651

Loss from operations	(1,213,539)	(2,300,598)
Interest income	1,616	13,817
Income from investment in Jabber	108,819	—
Interest expense	—	(615,954)
Loss on extinguishment of 10% convertible note payable	—	(1,162,934)
Other income (loss), net	(693)	5,760

Net loss before minority interest in losses of Jabber	(1,103,797)	(4,059,909)
Minority interest in losses of Jabber	2,709	110,178

Net loss before extraordinary income	(1,101,088)	(3,949,731)
Extraordinary income	—	224,811

Net loss	(1,101,088)	(3,724,920)
Preferred stock dividends on Jabber preferred stock	—	(96,776)
Accretion of preferred stock to stated value and other deemed dividends	—	(630,089)

Net loss applicable to common stockholders	$(1,101,088)	$(4,451,785)

Net loss applicable to common stockholders per share, basic and diluted	$(0.05)	$(0.33)

Weighted average shares outstanding, basic and diluted	22,108,167	13,570,966

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

WEBB INTERACTIVE SERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,101,088)	$(3,724,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	114,996	164,678
Amortization expense	—	381,391
Income from investment in Jabber	(108,819)
Minority interest in losses of subsidiary	(2,709)	(110,178)
Loss from extinguishment of 10% convertible note payable	—	1,162,934
Extraordinary income from creditor concessions	—	(224,811)
Stock and stock options issued for services	—	27,436
Gain (loss) on sale and disposal of property and equipment	—	(1,722)
Accrued interest payable on convertible note payable	—	2,186
Interest expense on 10% convertible note payable from beneficial conversion feature	—	255,060
Interest expense for reset of second 10% convertible note payable warrant	—	74,086
Interest expense for reset of warrant issued with Jona short-term note payable	—	14,364
Amortization of 10% convertible note payable discount	—	49,144
Amortization of short-term note payable discount	—	29,976
Amortization of 10% convertible note payable financing assets	—	135,388
Changes in operating assets and liabilities:
Increase in accounts receivable	(404,246)	(458,904)
Increase in prepaid expenses	(55,558)	(139,229)
(Increase) decrease in short-term deposits and other assets	(1,194)	36,050
Increase (decrease) in accounts payable and accrued liabilities	149,424	(279,757)
Increase in accrued compensation, benefits and payroll taxes	10,997	453,280
Decrease in accrued interest payable	—	(48,632)
Increase in deferred revenue	653,287	81,426

Net cash used in operating activities	(744,910)	(2,120,754)

Cash flows from investing activities:
Purchase of property and equipment	(4,500)	(26,672)
Cash retained by Jabber at March 19, 2003	(68,991)	—
Collections from Jabber	20,477	—
Proceeds from the sale of property and equipment	—	1,722
Collection of notes receivable from Company officer	3,337	3,336

Net cash used in investing activities	(49,677)	(21,614)

Cash flows from financing activities:
Payments on capital leases	—	(35,599)
Payment of short-term notes payable	—	(1,340,000)
Payment on 10% convertible note payable	—	(720,000)
Proceeds from issuance of short-term notes payable	—	1,200,000
Proceeds from issuance of common stock and warrants	—	7,500,000

Net cash provided by financing activities	—	6,604,401

Net (decrease) increase in cash and cash equivalents	(794,587)	4,462,033
Effect of foreign currency exchange rate changes on cash	(232)	(274)
Cash and cash equivalents, beginning of period	1,714,077	922,365

Cash and cash equivalents, end of period	$919,258	$5,384,124

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

WEBB INTERACTIVE SERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Three Months Ended March 31,

	2003	2002

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$55,749

Supplemental schedule of non-cash investing and financing activities:
Equity adjustment related to sale of Jabber stock	$3,472,282	$—
Series D junior convertible preferred stock converted to common stock	$784,000	$686,000
Accretion of preferred stock to stated value and other deemed dividends	$—	$630,089
Preferred stock dividends on Jabber preferred stock	$—	$96,776
10% convertible note payable exchanged for series D junior convertible preferred stock	$—	$1,078,497

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

WEBB INTERACTIVE SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The sole business of Webb Interactive Services, Inc. (collectively the Company, Webb, we or our) is the ownership of securities of Jabber, Inc. (Jabber). At March 31, 2003, on an as-if converted basis, we owned 43.3% of Jabber’s common stock. On March 19, 2003, Jabber issued 25,218,914 shares of its series D convertible preferred stock for $5 million in gross cash proceeds and the cancellation of $2.2 million convertible notes payable to Webb. As a result of this transaction, Webb’s ownership in Jabber was reduced from 77.8% on as as-if converted basis prior to the transaction to 43.3% immediately after the transaction. With this change in ownership interest, Webb evaluated whether to continue the consolidation method of accounting for Jabber in its financial statements. Webb considered whether it continued to exercise control over the operations of Jabber based on its ownership percentage, voting rights, board of director seats and management influence. Based on this evaluation, Webb has determined that it no longer exercises control over the operations of Jabber, but does exert significant influence. As a result, after March 19, 2003, Webb no longer consolidated the financial results of Jabber with that of its own and began to report its investment in Jabber under the equity method of accounting.

These condensed financial statements have been prepared without audit pursuant to rules and regulations of the SEC and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. The interim financial statements should be read in connection with the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2002, filed with the SEC.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. We considered the impact of the adoption of Interpretation 46 related to our investment in Jabber and our conclusion regarding the change to the equity method of accounting discussed in Note 1. We will continue to assess the impact of Interpretation 46 on an ongoing basis as events and circumstances dictate.

NOTE 3 – STOCK BASED COMPENSATION PLANS

We issue stock options to our employees and outside directors to purchase our stock pursuant to stockholder approved stock option programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations. No stock-based employee compensation cost is reflected in net loss for the three months ended March 31, 2003 and 2002 as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically three years. The following table illustrates the effect on net income and earnings per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting and Disclosure of Stock Based Compensation (SFAS 123).

	Three Months Ended March 31,

	2003	2002

Net loss applicable to common stockholders as reported	$(1,101,088)	$(4,451,785)
Expense calculated under APB 25	—	—
Expense calculated under SFAS 123	(365,247)	(923,214)

Pro-forma net loss applicable to common stockholders	$(1,466,335)	$(5,374,999)

Pro-forma net loss applicable to common stockholders per share-basic and diluted	$(0.07)	$(0.40)

We estimate the fair value of our options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The fair value of options granted in the three months ended March 31, 2003 and 2002, were estimated at the date of grant using a Black-Scholes pricing model with the weighted average assumptions in the table which follows.

	Three Months Ended March 31,

	2003	2002

Risk-free interest rate	5.0%	5.39%
Expected dividend yield	0%	0%
Expected lives	3 years	0.9 years
Expected volatility	128%	125%
Dividend yield	0%	0%
Weighted average fair value	$0.54	$0.60

NOTE 4 – NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share (SFAS 128). Under the provisions of SFAS 128, basic net loss per share is computed by dividing net loss applicable to common shareholders for the period, subject to certain adjustments, by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of our net losses, all potentially dilutive securities, as indicated in the table below, would be anti-dilutive and are excluded from the computation of diluted loss per share, and there are no differences between basic and diluted per share amounts for all periods presented.

	March 31,

	2003	2002

Stock options	3,425,419	3,851,949
Warrants	12,640,842	12,865,315
Series D junior convertible preferred stock	1,784,000	3,784,000

Total	17,850,261	20,501,264

The number of shares excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method were 189,801 and 418,999 for the three months ended March 31, 2003 and 2002, respectively.

NOTE 5 – INVESTMENT IN JABBER, INC

Jabber is a Delaware corporation founded by Webb in February 2000. Jabber is a commercial developer of extensible instant messaging software for enterprises, carriers and service providers that require real-time communication and collaboration solutions. Jabber’s products are based on the standardized extensible message and presence protocol, XMPP, developed by the Jabber.org open-source movement. Jabber instant messaging solutions differ from packaged and consumer instant messaging solutions in the ability of Jabber instant messaging to support and to be integrated with other applications and services. At March 31, 2003, on an as-if converted basis, we owned 43.3% of Jabber’s common stock.

As a result of the Jabber investment transaction on March 19, 2003, Webb’s ownership in Jabber was reduced from 77.8% on as as-if converted basis prior to the transaction to 43.3% immediately after the transaction. With this change in ownership interest, Webb evaluated whether to continue the consolidation method of accounting for Jabber in its financial statements. Webb considered whether it continued to exercise control over the operations of Jabber based on its ownership percentage, voting rights, board of director seats and management influence. Based on this evaluation, Webb has determined that it no longer exercises control over the operations of Jabber, but does exert significant influence. As a result, after March 19, 2003, Webb no longer consolidated the financial results of Jabber with that of its own and began to report its investment in Jabber under the equity method of accounting.

On March 19, 2003, Webb, France Telecom Technologies Investissements (FTTI) and Intel Capital Corporation, a wholly-owned subsidiary of Intel Corporation (Intel), purchased an aggregate of 25,218,914 shares of Jabber’s series D convertible preferred stock for an aggregate consideration of $7,200,000 ($0.2855 per share). Webb’s investment was in the form of the cancellation of its $2.2 million convertible note receivable from Jabber for 7,705,779 shares of Jabber’s series D preferred stock.

The Jabber series D convertible preferred stock purchase agreement contemplates the potential sale of approximately $5,500,000 worth of additional shares of Jabber series D convertible preferred stock on the same terms as the original purchases by Webb, FTTI and Intel, including up to $2,500,000 worth of Jabber series D convertible preferred shares pursuant to an option which will be granted to Webb if a sale to a venture capital investor, acceptable to the holders of the Jabber series D convertible preferred stock, is consummated. The Webb option, if granted, must be exercised by Webb on or before January 31, 2004. The venture capital investor has not been identified and there can be no assurance that this sale will occur and, accordingly, that Webb will be granted the option to acquire additional shares of the Jabber series D convertible preferred stock.

The Jabber series D convertible preferred stock purchase agreement provides that, without the prior approval of holders of 66 2/3% of the outstanding shares of Jabber series D convertible preferred stock, Jabber will not engage in any transaction or arrangement for the distribution of Jabber’s securities to the public, except in connection with a qualified public offering; permit any transaction which would result in any of the holders of the Jabber series D convertible preferred stock owning more than 49% of Jabber’s authorized shares of capital stock calculated either by ownership percentage or voting power; or take any other action, other than in connection with a qualified public offering, that would result in Jabber becoming a reporting company under the Securities Exchange Act of 1934. In the event that an event has not occurred by January 1, 2005 that would permit Webb to distribute its Jabber securities to the Webb shareholders, Webb may require FTTI, on an annual basis until such an event shall have occurred, to sell Webb 1,000,000 shares of the Jabber common stock held by FTTI, at a purchase price equal to the conversion price for the Jabber series D convertible preferred stock plus interest compounded at 15% per annum. If the 49% ownership limit described above limits Webb’s ability to exercise this right, then the right will be suspended until Webb is able to exercise the right in full within the 49% limitation or upon an event which provides liquidity for all of Jabber’s shareholders, at which time the 49% limitation would be waived.

In connection with the transaction, an additional nominee of FTTI was elected to the Jabber Board of Directors and an additional nominee acceptable to Webb, FTTI and Intel is eligible to be elected to the Jabber Board of Directors, bringing the total of the Jabber Board of Directors to seven members, of which Webb has two positions. Following a sale to a venture capital investor as described above, the Jabber Board of Directors is to be reduced to five persons, including one nominee for each of Webb, FTTI, the new venture capital investor and Jabber management and an independent nominee acceptable to Webb, FTTI, Intel and the venture capital investor.

Also as a result of the investment transaction in Jabber, Webb recorded an adjustment to equity of $3,472,282 in accordance with SEC Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary. The amount was computed as the difference between Webb’s investment in Jabber immediately after the investment transaction and multiplying Jabbers net worth at March 19, 2003, by Webb’s ownership percentage immediately after the investment transaction.

In addition, the Jabber series D convertible preferred stock purchase agreement provides that Jabber shall purchase accounting and business software owned by Webb at a rate of $12,000 per month for a period of 21 months commencing April 1, 2003. Webb will record a gain upon the sale of the software of approximately $9,000 and expects to record interest income over the term of the loan of approximately $25,000. In addition, no later than August 31, 2004, Jabber shall purchase Webb’s computer equipment, office furnishings and fixtures and other office equipment at a purchase price of $200,000. Webb’s estimated net book value of these assets at August 31, 2004, is expected to approximate the purchase price.

NOTE 6 – SERIES D JUNIOR CONVERTIBLE PREFERRED STOCK

During the first quarter of 2003, the holder of our series D junior convertible preferred stock converted 800 shares into 800,000 shares of our common stock at conversion prices per share of $1.00 as follows:

	Number of Shares

Conversion Date	Series D Preferred Stock	Common Stock

January 7, 2003	200	200,000
January 28, 2003	200	200,000
February 21, 2003	200	200,000
March 20, 2003	200	200,000

Total	800	800,000

During April 2002, the holder of our series D junior convertible preferred stock converted 200 shares into 200,000 shares of our common stock at a conversion price per share of $1.00.

NOTE 7 – SEGMENT REPORTING

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Webb has only one reportable business segment.

JABBER, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$4,411,774	$330,879
Accounts receivable, net of allowance of doubtful accounts of $68,693 and $29,476, respectively	298,958	657,446
Accounts receivable from France Telecom, a related party	782,296	37,932
Prepaid expenses	124,485	149,337
Short-term deposits and other current assets	7,558	7,625

Total current assets	5,625,071	1,183,219
Property and equipment, net of accumulated depreciation of $360,847 and $306,837, respectively	352,682	398,972

Total assets	$5,977,753	$1,582,191

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$350,489	$395,088
Accrued compensation, benefits and payroll taxes	393,148	382,998
Convertible notes payable to Webb	—	2,025,478
Deferred revenue	357,987	444,574
Deferred revenue from France Telecom, a related party	320,423	71,729

Total current liabilities	1,422,047	3,319,867

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, no par value, 75,000,000 shares authorized:
Series D convertible preferred stock, 25,218,914 and none shares issued and outstanding, respectively	7,017,823	—
Series B convertible preferred stock, none and 100 shares issued and outstanding, respectively	—	100,000
Series C convertible preferred stock, none and 125 shares issued and outstanding, respectively	—	125,000
Common stock, no par value, 100,000,000 shares authorized, 35,029,013 and 24,352,341 shares issued and outstanding, respectively	24,705,763	19,924,910
Warrants and options	59,707	59,707
Accumulated other comprehensive loss	(8,273)	(6,234)
Accumulated deficit	(27,219,314)	(21,941,059)

Total stockholders’ equity (deficit)	4,555,706	(1,737,676)

Total liabilities and stockholders’ equity (deficit)	$5,977,753	$1,582,191

The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

JABBER, INC.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,

	2003	2002

Net revenues	$595,483	$817,370
Net revenues from France Telecom, a related party	571,534	43,683

Total net revenues	1,167,017	861,053

Operating expenses:
Cost of revenues	130,626	90,703
Cost of revenues for France Telecom, a related party	38,146	20,241
Sales and marketing	422,866	355,340
Product development	709,850	652,868
General and administrative	494,719	726,594
Depreciation and amortization	54,473	426,407

	1,850,680	2,272,153

Loss from operations	(683,663)	(1,411,100)
Interest income	646	2,630
Loss on extinguishment of convertible notes payable to Webb	(1,571,900)	—
Interest expense	(38,647)	(5,336)
Other loss, net	(738)	—

Net loss	(2,294,302)	(1,413,806)
Preferred stock dividends	—	(251,548)

Net loss applicable to common stockholders	$(2,294,302)	$(1,665,354)

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

JABBER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(2,294,302)	$(1,413,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	54,473	45,016
Amortization expense	—	381,391
Loss on extinguishment of convertible notes payable to Webb	1,571,900	—
Stock and stock options issued for services	—	29,700
Accrued interest payable on convertible note payable	—	5,335
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	358,488	(449,986)
Increase in accounts receivable from France Telecom, a related party	(744,364)	(37,932)
Decrease (increase) in prepaid expenses	24,852	(23,591)
Decrease in short-term deposits and other assets	67	5,226
(Decrease) increase in accounts payable and accrued liabilities	(44,601)	192,294
Increase in accrued compensation, benefits and payroll taxes	10,150	272,313
(Decrease) increase in deferred revenue	(86,587)	87,177
Increase (decrease) in deferred revenue from France Telecom, a related party	248,694	(5,751)

Net cash used in operating activities	(901,230)	(912,614)

Cash flows from investing activities:
Purchase of property and equipment	(8,182)	(16,672)

Net cash used in investing activities	(8,182)	(16,672)

Cash flows from financing activities:
Sale of series D convertible preferred stock	5,000,000	—
Series D convertible preferred stock offering costs	(182,177)	—
Cash advances from Webb	195,000	1,100,000
Repayments to Webb	(20,477)	—

Net cash provided by financing activities	4,992,346	1,100,000

Net increase in cash and cash equivalents	4,082,934	170,714
Effect of foreign currency exchange rate changes on cash	(2,039)	—
Cash and cash equivalents, beginning of period	330,879	897,635

Cash and cash equivalents, end of period	$4,411,774	$1,068,349

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

JABBER, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Three Months Ended March 31,

	2003	2002

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,487	$—

Supplemental schedule of non-cash investing and financing activities:
Webb convertible notes payable exchanged for series D convertible preferred stock	$2,200,000	$—
Deemed common stock dividend	$2,983,953	$—
Preferred stock converted to common stock	$225,000	$—
Preferred stock dividends	$—	$251,548
Contribution of leasehold improvements by Webb	$—	$320,443

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

JABBER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Jabber, Inc. (Jabber), is a commercial developer of extensible instant messaging (IM) software for enterprises, carriers and service providers that require real-time communication and collaboration solutions. Jabber was incorporated in February 2000 as a wholly-owned subsidiary of Webb Interactive Services, Inc. (Webb), a publicly traded company. At March 19, 2003, as a result of the sale of Jabber’s series D convertible preferred stock, Webb’s ownership in Jabber was 43.3%, on an as-if converted basis. Prior to March 19, 2002, Jabber’s results of operations and financial position were consolidated with those of Webb.

These condensed consolidated financial statements have been prepared without audit pursuant to rules and regulations of the SEC and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. The interim financial statements should be read in connection with the financial statements included in Webb’s Annual Report on Form 10-KSB for the year ended December 31, 2002, filed with the SEC.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. Jabber currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have an effect on its consolidated financial position or results of operations. However, if Jabber enters into any such arrangement with a variable interest entity in the future, Jabber’s financial position or results of operations may be adversely impacted.

NOTE 3 – STOCK BASED COMPENSATION PLANS

Jabber issues stock options to its employees and outside directors the right to purchase its stock pursuant to stockholder approved stock option programs. Jabber accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations. No stock-based employee compensation cost is reflected in net loss for the three months ended March 31, 2003 and 2002 as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically three years. The following table illustrates the effect on net income and earnings per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement of Financial Accounting Standards (SFAS) No. 123, Financial Accounting and Disclosure of Stock Based Compensation (SFAS 123).

	Three Months Ended March 31,

	2003	2002

Net loss applicable to common stockholders	$(2,294,302)	$(1,665,354)
Expense calculated under APB 25	—	—
Expense calculated under SFAS 123	(92,547)	(89,133)

Pro-forma net loss applicable to common stockholders	$(2,386,849)	$(1,754,487)

Jabber estimates the fair value of its options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Jabber’s options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. The fair value of options granted in the three months ended March 31, 2002, were estimated at the date of grant using a Black-Scholes pricing model with the weighted average assumptions in the table which follows. There were no option grants during the three months ended March 31, 2003.

	Three Months Ended March 31,

	2003	2002

Risk-free interest rate	—	5.39%
Expected dividend yield	—	0%
Expected lives	—	0.9 years
Expected volatility	—	125%
Dividend yield	—	0%
Weighted average fair value	—	$0.60

NOTE 4 – NET REVENUES

Net revenues consist of revenues earned by Jabber for fees from the licensing of its IM software products, fees for professional services for the integration and customization of its IM software and fees earned for support and maintenance services. Net revenues are comprised of the following:

	Three Months Ended March31,

	2003	2002

Net revenues:
License	$306,084	$588,899
License from France Telecom, a related party	311,138	—

Total license revenue	617,222	588,899

Services	289,399	228,471
Consulting services from France Telecom, a related party	82,582	37,932
Maintenance and support services from France Telecom, a related party	177,814	5,751

Total service revenue	549,795	272,154

Total net revenues	$1,167,017	$861,053

During 2002, Jabber and France Telecom, an investor in Jabber, entered into a fixed price consulting contract with a total value of $455,000. During the three months ended March 31, 2003 and 2002, Jabber recognized $82,582 and $37,932, respectively, in revenue from this contract. In accordance with its original terms, the contract ended February 28, 2003.

March 19, 2003, France Telecom exercised its option to purchase additional registered user licenses under an OEM license agreement entered into by France Telecom and Jabber in October 2002, including maintenance and support, for an additional $3 million. The terms of the agreement provide for quarterly payments of $750,000. France Telecom also has the right to exercise a second option to purchase an unlimited registered user license including maintenance and support for an additional $2.5 million, payable in quarterly installments of $625,000. The second option expires December 15, 2003. During the three months ended March 31, 2003, Jabber recognized $311,138 of license revenue and $177,814 in maintenance and support revenue related to this contract. Jabber expects to recognize $329,228 in license revenue and $177,814 in maintenance and support revenue each quarter through September 30, 2005, or the expiration of the second option, and defer $242,958 of revenue per quarter in 2003 until such time as France Telecom exercises the second option or it expires. Should the second option expire, any remaining deferred revenue related to this contract would be recognized on December 15, 2003.

In October 2001, France Telecom licensed Jabber’s commercial server application and entered into an annual maintenance and support agreement. Jabber recognized $5,751 in maintenance and support revenue related to this contract during the three months ended March 31, 2002.

NOTE 5 – SERIES D CONVERTIBLE PREFERRED STOCK

On March 19, 2003, France Telecom Technologies Investissements (FTTI), Intel Capital Corporation, a wholly-owned subsidiary of Intel Corporation (Intel), and Webb purchased an aggregate of 25,218,914 shares of Jabber’s series D convertible preferred stock (series D preferred stock) for an aggregate consideration of $7,200,000 ($0.2855 per share). Jabber received $4,817,823 in net proceeds, after deducting $182,177 in offering costs. Jabber issued 7,705,779 shares of its series D preferred stock to Webb in exchange for the cancellation of $2,200,000 in obligations Jabber owed to Webb. Jabber also issued FTTI an additional 10,451,673 shares of Jabber’s common stock in accordance with anti-dilution rights held by FTTI. In addition, all outstanding shares of Jabber’s series B and C preferred stock, 100 and 125 shares, respectively, were converted into 225,000 shares of Jabber’s common stock at conversion prices of $1,000 per share.

Following the transaction, Jabber’s ownership on an as-if fully converted basis is as follows:

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

Each share of the series D preferred stock is currently convertible into one share of common stock at the election of the holder, or automatically immediately prior to a public offering of Jabber securities at not less that $1.40 per share and with total gross offering proceeds of not less that $20 million. The conversion rate is subject to anti-dilution protection, based on a weighted average formula, if Jabber issues its securities for less than the purchase price of its series D preferred stock ($0.2855 per share), and is also subject to adjustment for stock splits, stock dividends and other similar transactions. The holders of the series D preferred stock are entitled to vote together with Jabber’s common stock holders. Each share of series D preferred stock entitles the holders to the number of votes per share equal to the largest number of whole shares of common stock into which the series D preferred stock could be converted. In addition, the holders of the series D preferred stock vote as a separate class on any change in the terms of the series D preferred stock; any increase in the authorized number of shares of series D preferred stock; authorization of any new class or series of shares or reclassification of any class or series of existing shares, having rights, preferences or privileges superior to those of the series D preferred stock; any amendment to Jabber’s certificate of incorporation; for the purchase, redemption or other acquisition by Jabber of any of its outstanding securities of Jabber; the declaration, payment or issuance of cash dividends to any holders of any class or series of capital stock; the transfer of material assets of Jabber in a transaction not in the ordinary course of business; the liquidation, or dissolution or adoption of a plan of liquidation or dissolution; and or an increase or decrease in the size of the Jabber board. Jabber cannot pay dividends on its common stock unless approved by holders of two-thirds of the outstanding series D preferred stock, in which case the series D preferred stock will be paid equal dividends on an as-converted basis.

If Jabber liquidates, dissolves or winds up its business, whether voluntarily or involuntarily, including a sale of substantially all of its assets, or an acquisition of Jabber, the holders of the series D preferred stock will be entitled to receive, before any distribution to holders of Jabber’s common stock, the amount of $0.2855 per share plus declared but unpaid dividends. After the holders of the series D preferred stock have received their liquidation preference, the holders of all classes of preferred stock are entitled to share in any distribution of remaining assets with the holders of common stock on an as-converted basis. However, if the holders of the series D preferred stock were to receive more than three times the original purchase price for the shares under the preceding formula, then the series D preferred shares will forgo their liquidation preference and will instead participate on an as-converted basis with the common shares.

The series D preferred stock purchase agreement contemplates the potential sale of approximately $5,500,000 worth of additional shares of series D preferred stock on the same terms as the original purchases by Webb, FTTI and Intel, including up to $2,500,000 worth of series D preferred shares pursuant to an option which will be granted to Webb if a sale to a venture capital investor, acceptable to the holders of the series D preferred stock, is consummated. The Webb option, if granted, must be exercised by Webb on or before January 31, 2004. The venture capital investor has not been identified and there can be no assurance that this sale will occur and, accordingly, that Webb will be granted the option to acquire additional shares of the series D preferred stock.

The series D preferred stock purchase agreement provides that, without the prior approval of holders of 66 2/3% of the outstanding shares of series D preferred stock, Jabber will not engage in any transaction or arrangement for the distribution of Jabber’s securities to the public, except in connection with a qualified public offering; permit any transaction which would result in any of the holders of the series D preferred stock owning more than 49% of Jabber’s authorized shares of capital stock calculated either by ownership percentage or voting power; or take any other action, other than in connection with a qualified public offering, that would result in Jabber becoming a reporting company under the Securities Exchange Act of 1934. In the event that an event has not occurred by January 1, 2005 that would permit Webb to distribute its Jabber securities to the Webb shareholders, Webb may require FTTI, on an annual basis until such an event shall have occurred, to sell Webb 1,000,000 shares of the Jabber common stock held by FTTI, at a purchase price equal to the conversion price for the series D preferred stock plus interest compounded at 15% per annum. If the 49% ownership limit described above limits Webb’s ability to exercise this right, then the right will be suspended until Webb is able to exercise the right in full within the 49% limitation or upon an event which provides liquidity for all of Jabber’s shareholders, at which time the 49% limitation would be waived.

In connection with the transaction, an additional nominee of FTTI was elected to the Jabber Board of Directors and an additional nominee acceptable to Webb, FTTI and Intel is eligible to be elected to the Jabber Board of Directors, bringing the total of the Jabber Board of Directors to seven members, of which Webb has two positions. Following a sale to a venture capital investor as described above, the Jabber Board of Directors is to be reduced to five persons, including one nominee for each of Webb, FTTI, the new venture capital investor and Jabber management and an independent nominee acceptable to Webb, FTTI, Intel and the venture capital investor.

As a result of the exchange of series D preferred stock for the convertible notes payable to Webb, Jabber recorded a non-cash loss on extinguishment of debt in the first quarter of 2003 totaling $1,571,900, which was calculated as follows:

Balance of convertible notes payable exchanged for series D preferred stock	$2,200,000

Number of common shares convertible notes payable would have converted into immediately prior to exchange	2,200,000
Number of common shares series D preferred stock is convertible into immediately after exchange	7,705,779

Increase in number of common shares	5,505,779
Fair market value of common stock on March 19, 2003	$0.2855

Loss on debt extinguishment	$1,571,900

As a result of the issuance of an additional 10,451,673 shares of Jabber’s common stock to FTTI in accordance with anti-dilution rights held by FTTI, Jabber recorded a common stock dividend in the first quarter of 2003 totaling $2,983,953, or $0.2855 per share.

The series D preferred stock purchase agreement also provides that Jabber shall purchase accounting and business software owned by Webb at a rate of $12,000 per month for a period of 21 months commencing April 1, 2003. Jabber’s cost basis in these assets will be $228,547. Jabber is expected to record approximately $25,000 of interest expense over the term of the loan, computed at a rate of 12% per annum. In addition, no later than August 31, 2004, Jabber shall purchase Webb’s computer equipment, office furnishings and fixtures and other office equipment at a purchase price of $200,000.

NOTE 6 – SEGMENT REPORTING

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information (FASB 131), establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Jabber has only one reportable business segment. FASB 131 also requires disclosures of revenues by geographic region and revenues from customers in excess of 10% of total revenues which are presented below.

	Three Months Ended March 31,

Revenues by geographic region	2003	2002

United States	$533,876	$778,256
Europe	608,527	82,794
Pacific Rim	21,775	—
Africa	2,839	—

Total net revenues	$1,167,017	$861,053

Revenues from customers in excess of 10% of total revenues

France Telecom, a related party	49%	5%
Customer B	17%	0%
Customer C	1%	59%
Customer D	2%	24%

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our sole business is the ownership of securities of Jabber, Inc. (Jabber), a company we formed in February 2000. Jabber is a commercial developer of extensible instant messaging software for enterprises, carriers and service providers that require real-time communication and collaboration solutions. Jabber’s products are based on the standardized extensible message and presence protocol, XMPP, developed by the Jabber.org open-source movement. Jabber instant messaging solutions differ from packaged and consumer instant messaging solutions in the ability of Jabber instant messaging to support and to be integrated with other applications and services. Jabber began shipping commercial software in 2001.

Commencing with the purchase of Jabber’s series D convertible preferred stock on March 19, 2003, by Webb, FTTI and Intel, Webb’s ownership in Jabber was reduced from 77.8% on as as-if converted basis prior to the transaction to 43.3% immediately after the transaction. As a result of this change in ownership interest, Webb ceased consolidating Jabber’s results of operations and financial position and began reporting its investment in Jabber under the equity method of accounting. Webb evaluated whether to continue the consolidation method of accounting for Jabber in its financial statements. Webb considered whether it continued to exercise control over the operations of Jabber based on its ownership percentage, voting rights, board of director seats and management influence. Based on this evaluation, Webb has determined that it no longer exercises control over the operations of Jabber, but does exert significant influence. As a result, after March 19, 2003, Webb no longer consolidated the financial results of Jabber with that of its own and began to account for the investment in Jabber under the equity method.

During March 2003, Jabber sold, for $7.2 million, 25,218,914 shares of its newly created series D convertible preferred stock to France Telecom Technologies Investissements (FTTI), Intel Capital Corporation and Webb. Webb acquired its shares by converting $2.2 million of obligations owed to it by Jabber. Following this transaction, Webb owns 18,390,232 shares of Jabber common stock and 7,705,779 shares of Jabber’s series D convertible preferred stock, representing, on an as-if-converted basis, 43.3% of Jabber’s outstanding capital stock.

In the first quarter of 2003, as a result of the additional shares of Jabber common stock issued to FTTI in connection with its anti-dilution protection, Jabber recorded a common stock dividend of $2,983,953. Jabber also recorded a non-cash loss on debt extinguishment of $1,571,900 for the exchange of the Webb convertible note payable into shares of Jabber’s series D convertible preferred stock.

Webb, as a holding company, has no independent source of revenue and will, therefore, continue to incur, losses from its operations. Webb’s ability to become profitable is dependant on the success of Jabber. Jabber’s ability to become profitable depends on its ability to market its products and services and generate revenues sufficient to exceed its expenses. Because of the new and evolving nature of instant messaging technologies and Jabber’s early stage of development, we cannot be sure that Jabber’s revenue model will prove to be viable, whether demand for its products and services will materialize at the prices it expects to charge, or whether its current or future pricing levels will be sustainable.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources for Webb

Amounts included in Webb’s liquidity and capital resources discussion for the first quarter of 2003 and 2002 include the accounts of Webb only and do not reflect the consolidation of Jabber as previously reported so as to present the 2002 numbers on a comparative basis with 2003.

	March 31, 2003	December 31, 2002

Working capital	$1,067,503	$3,438,646	[1]
Cash and cash equivalents	$919,258	$1,383,197

	Three Months Ended March 31,

	2003	2002

Cash used by operating activities	$(290,304)	$(1,208,140)
Cash used by investing activities	$(171,186)	$(1,106,664)
Cash provided by financing activities	$—	$6,604,401

1

Includes $2,025,478 in convertible notes receivable from Jabber.

Working capital: Working capital is calculated by deducting current liabilities from current assets. Working capital decreased in the first quarter of 2003 primarily due to funding our operating activities with cash on-hand at December 31, 2002, and investing an additional $195,000 in Jabber.

Cash flows used by operating activities: Cash used by operating activities decreased significantly in the first quarter of 2003 compared with the first quarter of 2002 primarily from a decrease in operating expenses totaling $446,000 and the payment of 2001 obligations in the first quarter of 2002 totaling $472,000.

Cash flows used by investing activities: Cash used by investing activities decreased primarily from investing $905,000 less cash in Jabber during the first quarter of 2003. As a result of the Jabber financing in March 2003, Webb is not planning any additional direct funding of Jabber, other than the potential participation in the second series D convertible preferred stock financing. See Item 1 – Financial Statements – Note 5 to Notes to Condensed Financial Statements for additional details regarding the potential participation in the second series D convertible preferred stock financing.

Cash flows from financing activities: Cash provided from financing activities decreased primarily from the completion of the sale our common stock and warrants to purchase our common stock in the first quarter of 2002 for which we received $7.5 million in proceeds.

In connection with the Jabber financing in March 2003, Webb and Jabber formalized a two-year cost sharing arrangement commencing April 1, 2003, whereby Jabber has agreed to pay (i) 80% of the cost of two shared employees who provide accounting services for both companies; (ii) 60% of the cost of the Secretary and General Counsel for Webb who performs similar services for Jabber; and (iii) $100,000 annually for salary and 44% of the expenses of the CEO of Webb for serving on Jabber’s executive committee. We estimate that we will receive approximately $36,000 per month from Jabber for this cost sharing arrangement. In addition, commencing April 1, 2003, we will receive from Jabber $12,000 per month for 21 months for the purchase of third-party business software we own and we will receive $200,000 on August 31, 2004, from Jabber for the purchase of computer equipment, office furnishings and fixtures and other office equipment. We believe our cash on-hand of approximately $828,000 at April 24, 2003, will be sufficient to fund Webb’s operating expenses through at least May 2005. Webb’s operating expenses are generally fixed in nature and include compensation costs, investor relations and the cost associated with being a public company. Our monthly cash requirements, after the cost sharing arrangement and the sale of property and equipment to Jabber, are forecasted to average approximately $31,000 for the remainder of 2003, $32,000 for 2004 and $63,000 for 2005.

Liquidity and capital resources for Jabber

	March 31, 2003	December 31, 2002

Working capital (deficit)	$4,203,024	$(2,136,648)[1]
Cash and cash equivalents	$4,411,774	$330,879

	Three Months Ended March 31,

	2003	2002

Cash used by operating activities	$(901,230)	$(912,614)
Cash used by investing activities	$(8,182)	$(16,672)
Cash provided by financing activities	$4,992,346	$1,100,000

1

Includes $2,025,478 in convertible notes payable to Webb.

Working capital: Working capital is calculated by deducting current liabilities from current assets. Working capital increased in the first quarter of 2003 primarily from $5 million in gross cash proceeds Jabber received from the sale of its series D convertible preferred stock.

Cash flows used by operating activities: Cash used by operating activities decreased slightly in the first quarter of 2003 compared with the first quarter of 2002 primarily from an increase of $489,000 in collections from customers resulting from increased revenues which was partially offset by an increase of $164,000 in the first quarter of 2003 in cash used to pay operating expenses.

Cash flows used by investing activities: Jabber used $8,182 in investing activities for the purchase of property and equipment in the first quarter of 2003, compared with $16,672 for the first quarter of 2002. Jabber plans to spend approximately $405,000 for property and equipment for the remainder of 2003.

Cash flows provided by financing activities: Cash provided from financing activities increased in the first quarter of 2003 primarily from the completion of the sale of Jabber’s series D convertible preferred stock for which Jabber received $4.8 million in net cash proceeds. Jabber also received $175,000 in net convertible notes payable from Webb, which was $925,000 less than Jabber received in 2002.

As a result of the $5 million in gross cash proceeds Jabber received from the sale of its series D convertible preferred stock in March 2003, we believe that Jabber is adequately funded through cash break-even, which we expect to occur during the fourth quarter of 2003. Based on our current financial forecasts, Jabber will use approximately $780,000 in net cash for operating and investing activities for the remainder of 2003 and thereafter is expected to generate sufficient cash flow from operations to sustain its operations. Jabber’s projected use of cash is predicated on Jabber meeting its revenue projections and managing its expense levels to forecasted amounts. We estimate 2003 revenues for Jabber to increase to $8.4 million, and to more than $18 million in 2004. Software license fees are projected to account for 65% of net revenues in 2003 and 72% in 2004. We estimate Jabber’s operating expenses to be $9.9 million for 2003 and to increase to $14.7 million for 2004. Jabber has a limited operating history upon which to base its projections, particularly its revenue projections, and there can be no assurance that Jabber will be able to meet its projections for revenues and expenses. In addition, since many of Jabber’s expenses are fixed or must be incurred in advance of revenues, Jabber’s working capital requirements could increase significantly over projected levels if Jabber does not meet its revenue projections. Therefore, Jabber may require more cash for its operations than our current projections indicate. In this circumstance, Jabber may have to seek additional funding or reduce its operating activities.

RESULTS OF OPERATIONS

Results of operations for Webb

Critical Accounting Policies

Webb’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, Webb’s financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating Webb’s reported financial results include accounting for our investment in Jabber and impairment of long-lived assets.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Webb’ senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See Form 10-KSB for the year ended December 31, 2002, Item 7 – Financial Statement – Note 2 to Notes to Consolidated Financial Statements, which contain additional information regarding Webb’s accounting policies and other disclosures required by GAAP.

Accounting for Investment in Jabber

We report our investment in Jabber using the equity method of accounting whereby we record our percentage of Jabber’s net income or losses as an increase or a reduction to the carrying value of our investment account on our balance sheet and as income or losses on our results of operations. To the extent that we record losses from Jabber, our investment account will not be reduced below zero, unless at some future date we become obligated to fund future Jabber losses, if any. The use of the equity method of accounting represents a change on how we reported our investment in Jabber prior to March 19, 2003, the date on which Jabber sold shares of its series D convertible preferred stock to FTTI, Intel and Webb. Prior to this date, we consolidated the operations of Jabber with our own.

As a result of the March 19, 2003, Jabber financing, our ownership in Jabber was reduced from 77.8% on as as-if converted basis prior to the transaction to 43.3% immediately after the transaction. With this change in ownership and the additional terms of the Jabber series D convertible preferred stock (See Item 1 – Financial Statements – Note 5 to Notes to Condensed Financial Statements), we evaluated whether to continue the consolidation method of accounting for Jabber in our financial statements. We considered whether we continued to exercise control over the operations of Jabber based on its ownership percentage, voting rights, board of director seats and management influence. Based on this evaluation, we have determined that we no longer exercises control over the operations of Jabber, but does exert significant influence and therefore we changed from consolidating Jabber’s operations with our own to reporting our investment in Jabber using the equity method of accounting.

We shall continue to evaluate the facts and circumstances of our relationship with Jabber on an as needed basis in our continuing evaluation of our reporting method related to Interpretation 46 for other guidance which may become available in the future. A change in our relationship with Jabber or the issuance of future guidance, if any, on consolidating subsidiaries may change the method we use to report Jabber in our results of operations.

Long-Lived Assets

We account for long-lived assets, such as our investment in Jabber and our property and equipment, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 requires us to review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, and impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Operating Expenses:

Our sole business is the ownership of securities of Jabber, Inc., a company we formed in February 2000. We also conduct corporate activities such as accounting, administration, public reporting and financing activities for both Webb and Jabber. We reduce our expenses by amounts reimbursed to us by Jabber. Webb’s parent-only unaudited statements of operations for the three months ended March 31, 2003 and 2002, are presented below had Webb not consolidated Jabber for the first quarter of 2002 or through March 19, 2003, for the first quarter of 2003.

	Three Months Ended March 31,

	2003	2002

Operating expenses:
General and administrative	$208,543	$768,794
Depreciation	68,168	119,662

Loss from operations	(276,711)	(888,456)
Interest income	1,611,750	14,337
Dividend income on Jabber securities	—	154,772
Loss on investment in Jabber	(2,436,127)	(1,555,176)
Interest expense	—	(613,767)
Loss on extinguishment of 10% convertible note payable	—	(1,162,934)
Other income	—	4,717

Net loss before extraordinary income	(1,101,088)	(4,046,507)
Extraordinary income	—	224,811

Net loss	(1,101,088)	(3,821,696)
Accretion of preferred stock to stated value and other deemed dividends	—	(630,089)

Net loss applicable to common stockholders	$(1,101,088)	$(4,451,785)

General and administrative expenses consist primarily of employee compensation, and other costs associated with being a public company, including investor relations, shareholder communications and legal and accounting fees. General and administrative expenses were $208,543 for the first quarter of 2003, compared with $768,794 for the first quarter of 2002. The decrease was primarily from (i) a decrease of $211,000 in employee compensation expense; (ii) a reduction of $84,000 in office rent and telecommunication expenses due to the assignment of the lease to Jabber; (iii) a decrease of $67,000 in legal and accounting fees; (iv) incurring $31,000 in expenses for a special shareholder meeting in the first quarter of 2002; (v) incurring $31,000 in Nasdaq listing fees in the first quarter of 2002; and (vi) a decrease of $28,000 in personal property tax. We estimate Webb’s general and administrative expenses to be approximately $690,000 for the remainder of 2003.

Depreciation was $68,168 for the first quarter of 2003, compared to $119,662 for first quarter of 2002. The decrease is primarily from no depreciation being recorded in the first quarter of 2003 on assets which became fully depreciated in periods since the first quarter of 2002. After considering the sale of third-party business software to Jabber in April 2003, commencing in the second quarter of 2003, we expect depreciation expense to be approximately $13,000 per month.

Interest Income:

Interest income was $1,611,750 for the first quarter of 2003, compared to $14,337 for the first quarter of 2002. During the first quarter of 2003, we recorded non-cash interest income of $1,571,900 resulting from additional shares of Jabber’s series D convertible preferred stock issued pursuant to anti-dilution provisions under the terms our convertible notes payable.

Loss on investment in Jabber:

Jabber is a commercial developer of extensible instant messaging software for enterprises, carriers and service providers that require real-time communication and collaboration solutions. At March 31, 2002, we owned 43.8% of Jabber stock, on an as-if converted basis. Prior to March 19, 2003, we owned 74.8% of Jabber stock.

As of March 19, 2003, in conjunction with the Jabber financing transaction, we ceased consolidating Jabber’s results of operations and financial position with our own and began reporting our investment in Jabber under the equity method of accounting. Prior to March 19, 2003, our investment in Jabber and our share of Jabber’s losses were eliminated in consolidation. During the first quarter of 2003, we recorded $2,436,127 in losses from Jabber, compared with $1,555,176 for the first quarter of 2002. The increase in losses was primarily from increased losses in Jabber.

Net Loss Applicable to Common Stockholders:

Net loss allocable to common stockholders was $1,101,088 for the first quarter of 2003 compared with $4,451,785 for the first quarter of 2002. The decrease was primarily from (i) a reduction in operating expenses of $611,745; (ii) recording non-cash expenses in the first quarter of 2002 related to our 10% convertible note payable for loss on debt extinguishment of $1,162,934 and interest expense of $513,678; (iii) recording non-cash accretion expense in the first quarter of 2002 on our preferred stock securities; and (iv) recording $1,571,900 of non-cash interest income related to the cancellation and issuance of Jabber securities to us. These reductions were partially offset by an increase of $880,951 in losses from our investment in Jabber in the first quarter of 2003 and preferred stock dividends and extraordinary income we recorded in the first quarter of 2002 of $154,772 and $224,811, respectively. We expect Webb’s losses to be approximately $880,000 for the remainder of 2003.

Results of operations for Jabber

Critical Accounting Policies

Jabber’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles requires Jabber to make certain estimates, judgments and assumptions. Jabber believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, Jabber’s financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating Jabber’s reported financial results include revenue recognition and accounting for software development costs.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Jabber’s senior management has reviewed these critical accounting policies and related disclosures with Webb’s Audit Committee. See Form 10-KSB for the year ended December 31, 2002, Item 7 – Financial Statement – Note 2 to Notes to Consolidated Financial Statements, which contain additional information regarding Jabber’s accounting policies and other disclosures required by GAAP.

Revenue Recognition

Jabber derives revenues from two primary sources: (1) software license revenues and (2) services revenues, which include maintenance and support contracts and professional service contracts. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants (SOP 97-2), as amended, Jabber exercises judgment and use estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period. For software license arrangements that do not require significant modification or customization of the underlying software, Jabber recognizes revenue when: (1) it enters into a legally binding arrangement with a customer for the license of software; (2) it delivers the products or perform the services; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Substantially all of Jabber’s license revenues are recognized in this manner.

Many of Jabber’s software arrangements include implementation or customization services sold separately under professional services engagement contracts. Revenues from these arrangements are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (it is consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. If an arrangement does not qualify for separate accounting of the license and service transactions, then license revenue is generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method as described below. Contract accounting is also applied to any arrangements: (1) that include milestones or customer specific acceptance criteria, which may affect collection of the license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the contract without additional charges; or (4) where the license payment is tied to the performance of consulting services. For arrangements with multiple elements, Jabber allocates revenue to each element of a transaction based upon its fair value as determined in reliance on “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing practices for those products and services when sold separately and, for maintenance and support services, is additionally measured by the renewal rate. If Jabber cannot objectively determine the fair value of any undelivered elements included in bundled software and service arrangements, Jabber defers revenue until all elements are delivered, services have been performed, or until fair value can objectively be determined. When the fair value of a license element has not been established, Jabber uses the residual method to record license revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. Jabber’s license arrangements generally do not include acceptance provisions. However, if acceptance provisions exist we recognize revenue once the software has been accepted. Jabber assesses whether fees are fixed or determinable at the time of sale and recognize revenue if all other revenue recognition requirements are met.

Revenue for consulting services is generally recognized as the services are performed. If the project is of a short duration or there is a significant uncertainty about the project completion, revenue is recognized on the completed contract method. If there is uncertainty about receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Jabber estimates the percentage of completion on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If Jabber does not have a sufficient basis to measure progress towards completion, revenue is recognized when Jabber receives final acceptance from the customer. When total cost estimates exceed revenues, Jabber accrues for the estimated losses immediately based upon out standard fully burdened hourly rates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. A number of internal and external factors can affect Jabber’s estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

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

Revenues:

Jabber’s total revenue for the first quarter of 2003 increased 36% to $1,167,017 compared to $861,053 for the first quarter of 2002. Jabber’s results for the first quarter of 2003 compared to its first quarter of 2002 reflected increased license revenue and service revenue. The revenue mix between license fees and services was 53% and 47%, respectively, for the first quarter of 2003 compared with 68% and 32%, respectively, for the first quarter of 2002. The change in the revenue mix is primarily a result of an increase in maintenance and support revenues recognized in connection with the France Telecom license. Approximately 49% of Jabber’s total revenues in the first quarter of 2003 were from France Telecom, an investor in Jabber, compared with 5% of total revenues in the first quarter of 2002.

Components of net revenues and cost of revenues are as follows:

	Three Months Ended March 31,

	2003	2002

License fees:
Revenue	$617,222	$588,899
Cost of revenue	3,241	178

Gross margin	$613,981	$588,721

Gross margin percentage	99%	100%
Professional service fees:
Revenue	$263,180	$210,233
Cost of revenue	134,040	87,688

Gross margin	$129,140	$122,545

Gross margin percentage	49%	58%
Maintenance and support fees:
Revenue	$286,615	$61,921
Cost of revenue	31,491	23,078

Gross margin	$255,124	$38,843

Gross margin percentage	89%	63%

License fee revenue represents fees earned for granting customers licenses to use Jabber software products. For the first quarter of 2003, Jabber recognized $617,222 in license revenue, which represents a 5% increase when compared to $588,899 for the first quarter of 2002. The increase was a result of additional sales of Jabber’s products as the number of customers more than doubled and additional license purchases from existing customers, which, including France Telecom, represented 66% of license revenues during the first quarter of 2003. Jabber recognized $311,138 in license fee revenue from France Telecom in the first quarter of 2003 which represented 50% of total license fee revenue recognized in the quarter. Jabber is forecasting revenues from license fees to be $4.8 million for the remainder of 2003 and to increase to $15.0 million in 2004.

Professional service revenue represents fees earned for custom programming, installation and integration services of Jabber software products, generally with larger enterprise organizations. Professional service contracts are typically entered into in conjunction with the licensing of Jabber’s software. Professional service revenues were $263,180 for the first quarter of 2003, which represents a 25% increase when compared with $210,233 for the first quarter of 2002. The increase was a result of a higher sales volume and more of our customers entering into professional service contracts in the first quarter of 2003. Jabber recognized revenue in the first quarter of 2003 on twelve professional service contracts compared to three in the first quarter of 2002, which included a single fixed price contract which comprised 81% of professional service revenue in the first quarter of 2002. Jabber also recognized $82,582 in revenue from France Telecom in the first quarter of 2003, or 31% of professional service revenue. Jabber is forecasting revenues from professional service contracts to be $1.2 million for the remainder of 2003 and increase to $3.0 million in 2004.

Maintenance and support fee revenues are derived from annual support and maintenance contracts associated with the sale of Jabber’s software products. Annual fees for maintenance and support are generally 15% to 18% of the license fee revenue and the related revenue is recognized over the term of the contract. Customers may purchase maintenance and/or support contracts for which they receive telephone support and product updates and upgrades during the term of the agreement. Customers are not obligated to purchase maintenance and support. Maintenance and support fees were $286,615 for the first quarter of 2003 compared to $61,921 for the first quarter of 2002. The increase was a result of $177,814 of revenue recognized from France Telecom, or 62% of maintenance and support revenue, $36,374 in revenue recognized from maintenance and support contract renewals and an increase in the number of customers under maintenance and support contracts, which increased from 12 in the first quarter of 2002 to 43 in the first quarter of 2003. Jabber is forecasting revenues from support and maintenance agreements to be $1.2 million for the remainder of 2003 and increase to $2.5 million in 2004.

Revenues from France Telecom: During 2002, Jabber and France Telecom, an investor in Jabber, entered into a fixed price-consulting contract with a total value of $455,000. During the first quarter of 2003 and 2002, Jabber recognized $82,582 and $37,932, respectively, in revenue from this contract. In accordance with its original terms, the contract ended February 28, 2003.

March 19, 2003, France Telecom exercised its option to purchase additional registered user licenses under an OEM license agreement entered into by France Telecom and Jabber in October 2002, including maintenance and support, for an additional $3 million. The terms of the agreement provide for quarterly payments of $750,000. France Telecom also has the right to exercise a second option to purchase an unlimited registered user license including maintenance and support for an additional $2.5 million, payable in quarterly installments of $625,000. The second option expires December 15, 2003. During the first quarter of 2003, Jabber recognized $311,138 of license revenue and $177,814 in maintenance and support revenue related to this contract. Jabber expects to recognize $329,228 in license revenue and $177,814 in maintenance and support revenue each quarter through September 30, 2005, or the expiration of the second option, and defer $242,958 of revenue per quarter in 2003 until such time as France Telecom exercises the second option or it expires. Should the second option expire, any remaining deferred revenue related to this contract would be recognized on December 15, 2003.

In October 2001, France Telecom licensed Jabber’s commercial server application and entered into an annual maintenance and support agreement. Jabber recognized $5,751 in maintenance and support revenue related to this contract during the first quarter of 2002.

Operating Expenses:

Cost of license fees consist of software delivery expenses and were $3,241 for the first quarter of 2003 compared to $178 for the first quarter of 2002. During 2002, Jabber entered into a contract to imbed a third-party software component into its products for which Jabber will pay a 2.7% license fee based royalty for sales, which include the third-party software. Jabber expects to begin selling its products, which include this third-party software in the third quarter of 2003.

Cost of professional service revenues consists of compensation and contract labor costs associated with performing custom programming, installation and integration services for Jabber’s customers. Jabber accounts for these costs as either direct project costs or overhead costs to manage its professional services organization. Cost of professional service revenues was $134,040 for the first quarter of 2003, or 51% of net professional service revenues, compared to $87,688, or 42% of net professional service revenues for the first quarter of 2002. The increase was primarily from higher volume of professional service revenue and the use of contract employees at higher hourly cost rates compared with our internal cost rate for employees. Jabber expects cost of professional service revenue to be 43% of net professional service revenues for the remainder of 2003 and 44% in 2004.

Gross margin on professional services revenue was 49% for the first quarter of 2003 compared with 58% for the first quarter of 2002. The decrease in gross margin was primarily from $37,000 in overhead costs associated with managing more projects, which was not fully absorbed into direct project costs. The gross margin on direct project costs was 63% for the first quarter of 2003 compared to 58% for the first quarter of 2002. The increase was a result of higher effective hourly billing rates on a higher volume of contracts.

Cost of maintenance and support revenue was $31,491 for the first quarter of 2003, or 11% of net maintenance and support revenues, compared to $23,079, or 37% of net maintenance and support revenues for the first quarter of 2002. Jabber expects cost of support and maintenance revenues to be 10% of support and maintenance revenues for the remainder of 2003 and 25% in 2004. Projected increases in costs associated with delivering these services are expected to result only to the extent required to support new customer contracts.

Gross margin on maintenance and support revenue was 89% for the first quarter of 2003 compared with 63% for the first quarter of 2002. The increase is primarily from using the similar cost structure to support a customer base which was more than 3.5 times larger from the first quarter of 2002 and which generated $224,694 more in revenue.

Sales and marketing expenses consist primarily of employee compensation, cost of travel, advertising and public relations costs, trade show expenses, and costs of marketing materials. Sales and marketing expenses were $422,866 for the first quarter of 2003, or 36% of net revenues, compared to $355,340, or 41% of net revenues for the first quarter of 2002. The increase was primarily from (i) incurring $56,000 more in costs associated with Jabber’s international sales office which was opened in April 2002; (ii) an increase in tradeshow expense of $26,000; (iii) an increase in public relations costs of $23,000; and (iv) an increase of $20,000 related to demand generation marketing campaigns. These increases were partially offset by a reduction in bonus expense of $33,000 in the first quarter of 2003. Jabber expects sales and marketing expenses to increase on an absolute dollar basis in future periods as Jabber continues to market its products and services, develop business relationships and execute its sales plan. Jabber estimates sales and marketing expenses to be approximately $2.7 million for the remainder of 2003.

Product development expenses consist primarily of employee compensation and programming fees relating to the development and enhancement of the features and functionality of Jabber’s software products. During 2003 and 2002, all product development costs were expensed as incurred. Product development expenses were $709,850 for the first quarter of 2003, or 61% of net revenues, compared to $652,868 or 76% of net revenues for the first quarter of 2002. The increase was primarily from increases in contract labor expense of $93,000 which supplemented Jabber’s employee-based development team and consulting expense of $20,000 related to Jabber’s efforts to have the Jabber XMPP protocol declared an internet standard by the Internet Engineering Task Force. These increases were partially offset by a decrease in bonus expense of $59,000 in the first quarter of 2003. Jabber believes that significant investments in product development are critical to attaining its strategic objectives and, as a result, Jabber expects product development expenses to continue to increase in future periods. Jabber estimates product development expenses to be approximately $2.7 million for the remainder of 2003.

General and administrative expenses consist primarily of employee compensation, consulting expenses, fees for professional services, and non-cash expense related to stock and warrants issued for services. General and administrative expenses were $494,719 for the first quarter of 2003, or 42% of net revenues, compared with $726,594, or 84% of net revenues for the first quarter of 2002. The decrease was primarily from (i) a decrease in compensation costs of $139,000 as a result of reducing headcount by one employee and salary reductions by executives; (ii) $30,000 in non-cash compensation expense incurred in the first quarter of 2002 related to grants of Jabber’s common stock; and (iii) incurring $26,000 less in travel costs primarily due to fewer trips to Europe. Jabber expects general and administrative expenses to increase in future periods as it continues to build the administrative infrastructure needed to support its business. Jabber estimates general and administrative expenses to be at least $1.8 million for the remainder of 2003.

Depreciation and amortization was $54,473 for the first quarter of 2003 compared to $426,407 for the first quarter of 2002. The decrease was primarily from $381,000 of amortization expense recorded in the first quarter of 2002 related to intangible assets that were fully amortized at June 2002.

Other Income and Expenses:

Interest expense is a result of outstanding convertible notes payable to Webb which accrued interest at 9.5% per annum and was $38,647 for the first quarter of 2003, compared to $5,336 for the first quarter of 2002. The increase was from higher loan balances owed to Webb during the first quarter of 2003.

Loss on debt extinguishment was $1,571,900 for the first quarter of 2003 resulting from the exchange of the convertible note payable to Webb for shares of Jabber’s series D convertible preferred stock. The loss was calculated by multiplying the increase in the number of common shares issuable upon conversion by the fair market value of our common stock on the date the transaction closed. Refer to Item 1 – Financial Statements – Note 5 to Notes to Condensed Financial Statements for a description of this transaction.

Net Loss Applicable to Common Stockholders:

Net loss allocable to common stockholders was $2,294,302 for the first quarter of 2003, including $1,571,900 in non-cash loss on debt extinguishment. Net loss allocable to common stockholders was $1,665,354 for the first quarter of 2002, which included $251,548 in preferred stock dividends. After taking into consideration the loss on debt extinguishment recorded in the first quarter of 2003, net loss applicable to common stockholders decreased by $942,952 primarily from (i) a $306,000 increase in revenue, (ii) a $232,000 reduction in general and administrative expense; and (iii) a $381,000 decrease in amortization related to intangible assets that were fully amortized at June 30, 2002. Jabber expects to incur approximately $1.0 million in losses for the remainder of 2003 due to the significant time between product development and market introduction as well as the long sales cycle for most of it products and continued increases in operating expenses during 2003, due to the continuing development of its business.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Webb, as a holding company, has no independent source of revenue or business other than the ownership of securities of Jabber, Inc., a company formed by Webb in February 2000. Webb currently owns approximately 43% of Jabber’s outstanding common stock on a fully converted basis. Factors that may affect our future results include, but are not limited to, the following items as well as the information in “Item 1 – Financial Statements – Notes to the Condensed Financial Statements” and “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We expect to incur net losses into 2003. We have incurred net losses since we began our business totaling approximately $125 million through March 31, 2003, including approximately $67 million of non-cash expenses. We expect to incur additional substantial operating and net losses in 2003, and do not expect Jabber to achieve positive cash flow from operations until at least the fourth quarter of 2003.

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

An investment in our common stock is risky because the price of our stock is highly volatile. Our common stock closed as high as $0.80 per share and as low as $0.25 per share between January 1, 2003 and May 1, 2003. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

•

Price and volume fluctuations in the stock market at large that do not relate to our operating performance;

•

Fluctuations in our quarterly revenue and operating results; and

•

Increases in outstanding shares of common stock upon exercise or conversion of derivative securities.

These factors may continue to affect the price of our common stock in the future.

We have issued numerous options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of May 1, 2003, we had issued warrants and options to acquire approximately 16 million shares of our common stock, exercisable at prices ranging from $0.24 to $58.25 per share, with a weighted average exercise price of approximately $1.68 per share. We had also reserved 1,584,000 shares of common stock for issuance upon conversion of our series D junior convertible preferred stock. During the terms of these derivative securities, the holders will have the opportunity to profit from an increase in the market price of our common stock with resulting potential dilution to the holders of shares who purchased shares for a price higher than the applicable exercise or conversion price. The increase in the outstanding shares of our common stock because of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by current and future holders of our common stock.

The significant number of shares issuable upon conversion or exercise of our derivative securities could make it difficult to obtain additional financing. 1,584,000 shares of our common stock may be issued if our series D junior convertible preferred stock is converted. Due to this significant potential increase in the number of our outstanding shares of common stock, new investors may either decline to make an investment in Webb due to the potential negative effect this additional dilution could have on their investment or require that their investment be on terms at least as favorable as the terms of the notes or convertible preferred stock. If we are required to provide similar terms to obtain required financing in the future, the onerous terms and significant dilution of these financings could be perpetuated and significantly increased. The current price of our common stock may make it difficult to raise capital because of the terms of the convertible preferred stock. Issuances of common stock below $1.00 in future financings may result in substantial additional shares being issued to a significant shareholder and to holders of our convertible securities, causing substantial dilution to other shareholders as well as substantial non-cash charges against our earnings.

Future sales of our common stock in the public market could depress the price of our common stock. Actual or potential future sales of substantial amounts of common stock in the public market could depress the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. At May 1, 2003 these shares consist of:

•

Up to 1,584,000 shares issuable upon conversion of our series D junior convertible preferred stock; and

•

Approximately 16 million shares issuable to warrant and option holders.

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

A limited number of Jabber’s customers generate a significant portion of its revenues. Jabber had two customers representing 66% of revenues for the first quarter of 2003. We expect that Jabber’s current customers will account for a significant percentage of its revenues during 2003. There is no assurance that Jabber will be able to retain major customers or attract additional major customers. The loss of or reduction in demand for Jabber’s products or services from major customers could have a material adverse effect on Jabber’s operating results and cash flow from operations.

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

There is a lot of competition that could hurt Jabber’s revenues or cause its expenses to increase. Jabber’s current and prospective competitors include many companies, including Microsoft Corporation, IBM, and Yahoo! Inc. and AOL Time Warner, Inc., whose financial, technical, marketing and other resources are substantially greater than Jabber’s. Jabber may not have the financial resources, technical expertise or marketing, sales and support capabilities to compete successfully. The presence of these competitors could hurt Jabber’s business by causing Jabber to:

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

Offering proprietary products may jeopardize Jabber’s relationship with open-source communities. An important element of the business model for Jabber is based upon Jabber’s ability to offer proprietary products compatible with Jabber.org open-source instant messaging systems. A key element of open-source software development movements is that the software and its code be offered to other developers and users free, provided that anyone who makes an improvement or modification to the software and who intends to commercialize the improvement or modification, makes them available for free to the community and other users. If the Jabber.org open-source community or other open-source communities withdraw their support for either Jabber or its instant messaging products, demand for Jabber instant messaging products will likely decline.

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

Item 3. Controls and Procedures

Quarterly evaluation of Disclosure and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls), and our “internal controls and procedures for financial reporting” (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the Securities and Exchange Commission (SEC) require that in this section of the Quarterly Report we present the conclusions of the CEO and CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

In accord with SEC requirements, the CEO/CFO notes that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Based upon the Controls Evaluation, our CEO/CFO has concluded that our Disclosure Controls are effective to ensure that material information relating to Webb Interactive Services and its consolidated subsidiaries is made known to management, including the CEO/CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principle.

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

10.14

Jabber OEM Software License Agreement dated October 1, 2001, between Jabber, Inc. and France Telecom. (15)

10.15

First Amendment to Jabber OEM Software License Agreement dated October 17, 2002, between Jabber, Inc. and France Telecom (13)

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

______________

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

(13)

Filed with the Form 10-QSB, Quarterly Report for the period ended September 30, 2002, Commission file No. 0-28642.

(14)

Filed with the Current Report on Form 8-K, filed on March 20, 2003, Commission File No. 0-28642.

(15)

Filed with the Form 10-KSB Annual Report for the year ended December 31, 2002, Commission File No. 0-28642.

(b)

Reports on Form 8-K. The Company filed reports on Form 8-K during the quarter ended March 31, 2003, as follows: (i) under Item 5 of Form 8-K on March 20, 2003.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBB INTERACTIVE SERVICES, INC.
Date: May 15, 2003	By:	/s/ WILLIAM R. CULLEN

Chief Executive Officer - Chief Financial Officer
	By:	/s/ STUART LUCKO

Controller

CERTIFICATIONS

I, William R. Cullen, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Webb Interactive Services, Inc.

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all materials respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c)

Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6.

The registrant’s other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
/s/ WILLIAM R. CULLEN

William R. Cullen Chief Executive and Chief Financial Officer