Form 10QSB
period 2003-06-30
WEBB INTERACTIVE SERVICES INC
filed 2003-08-13
CIK 1011901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2003

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

The number of shares of registrant’s common stock outstanding as of as of July 24, 2003, was: 22,868,167

WEBB INTERACTIVE SERVICES, INC.

FORM 10-QSB

QUARTERLY REPORT

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections.  These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-QSB entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Operating Results, which may cause actual results to differ materially from those discussed in such forward-looking statements.  The forward-looking statements within this Form 10-QSB are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may” and other similar expressions.  However, these words are not the exclusive means of identifying such statements.  In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission (SEC).  Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company’s business.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEBB INTERACTIVE SERVICES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2003	December 31, 2002

		(Consolidated)
ASSETS
Current assets:
Cash and cash equivalents	$723,118	$1,714,077
Accounts receivable	—	657,446
Accounts receivable from a related party	—	37,932
Receivable from Jabber	30,385	—
Prepaid expenses	85,148	172,848
Notes receivable from Company officer	140,803	147,476
Current portion of note receivable from Jabber	127,179	—
Short-term deposits and other current assets	26,841	46,014

Total current assets	1,133,474	2,775,793
Note receivable from Jabber	69,610	—
Investment in Jabber	1,387,616	—
Property and equipment, net of accumulated depreciation of $737,636 and $1,250,025, respectively	315,769	974,267

Total assets	$2,906,469	$3,750,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$42,196	$510,511
Accrued compensation, benefits and payroll taxes	108,451	446,982
Deferred revenue	—	444,574
Deferred revenue from a related party	—	71,729

Total current liabilities	150,647	1,473,796

Commitments and contingencies
Minority interest in Jabber	—	118,337
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized:
Series D junior convertible preferred stock, 1,384 and 2,584 shares issued and outstanding, respectively, liquidation preference of $1,000 per share	1,059,270	1,977,713
Common stock, no par value, 60,000,000 shares authorized, 22,868,167 and 21,668,167 shares issued and outstanding, respectively	108,079,784	103,644,832
Warrants and options	19,412,790	19,448,886
Deferred compensation	(36,112)	—
Accumulated other comprehensive loss	(7,829)	(17,421)
Accumulated deficit	(125,752,081)	(122,896,083)

Total stockholders’ equity	2,755,822	2,157,927

Total liabilities and stockholders’ equity	$2,906,469	$3,750,060

The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

WEBB INTERACTIVE SERVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenues	$—	$362,378	$646,613	$1,223,431

Operating expenses:
Cost of revenues	—	196,125	161,899	307,070
Sales and marketing	—	506,986	356,983	864,316
Product development	—	639,072	590,569	1,291,941
General and administrative	288,015	910,162	923,719	2,405,548
Depreciation and amortization	33,017	434,499	148,013	980,568

	321,032	2,686,844	2,181,183	5,849,443

Loss from operations	(321,032)	(2,324,466)	(1,534,570)	(4,626,012)
Interest income	6,868	11,721	8,483	25,538
Loss from investment in Jabber	(585,004)	—	(476,185)	—
Interest expense	—	(208)	—	(616,162)
Loss on extinguishment of 10% convertible note payable	—	—	—	(1,162,934)
Gain on sale of property and equipment to Jabber	8,488	—	8,488	—
Other income (loss), net	—	4,660	(693)	11,368

Net loss before minority interest in losses of Jabber	(890,680)	(2,308,293)	(1,994,477)	(6,368,202)
Minority interest in losses of Jabber	—	1,929,784	2,709	2,039,962

Net loss before extraordinary income	(890,680)	(378,509)	(1,991,768)	(4,328,240)
Extraordinary income	—	1,182	—	225,993

Net loss	(890,680)	(377,327)	(1,991,768)	(4,102,247)
Preferred stock dividends on Jabber preferred stock	—	—	—	(125,187)
Accretion of preferred stock to stated value and other deemed dividends	—	(8,234)	—	(638,323)

Net loss applicable to common stockholders	$(890,680)	$(413,972)	$(1,991,768)	$(4,865,757)

Net loss applicable to common stockholders per share, basic and diluted	$(0.04)	$(0.02)	$(0.09)	$(0.28)

Weighted average shares outstanding, basic and diluted	22,745,090	20,583,815	22,428,388	17,096,763

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

WEBB INTERACTIVE SERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,991,768)	$(4,102,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	148,013	288,820
Amortization expense	—	691,748
Loss from investment in Jabber	476,185	—
Minority interest in losses of subsidiary	(2,709)	(2,039,962)
Loss from extinguishment of 10% convertible note payable	—	1,162,934
Extraordinary income from creditor concessions	—	(225,993)
Stock and stock options issued for services	31,726	63,643
Gain on sale and disposal of property and equipment	(8,488)	(2,022)
Bad debt expense	—	7,100
Accrued interest payable on convertible note payable	—	2,394
Interest expense on 10% convertible note payable from beneficial conversion feature	—	255,060
Interest expense for reset of second 10% convertible note payable warrant	—	74,086
Interest expense for reset of warrant issued with Jona short-term note payable	—	14,364
Amortization of 10% convertible note payable discount	—	49,144
Amortization of short-term note payable discount	—	29,976
Amortization of 10% convertible note payable financing assets	—	135,388
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(404,246)	133,954
Increase in prepaid expenses	(26,613)	(100,523)
Decrease in short-term deposits and other assets	11,547	50,296
Increase in receivable from Jabber	(30,385)	—
Increase (decrease) in accounts payable and accrued liabilities	125,638	(474,663)
Increase in accrued compensation, benefits and payroll taxes	35,861	205,587
Decrease in accrued interest payable	—	(48,632)
Increase (decrease) in deferred revenue	653,287	(49,829)

Net cash used in operating activities	(981,952)	(3,879,376)

Cash flows from investing activities:
Purchase of property and equipment	(4,500)	(57,862)
Cash retained by Jabber at March 19, 2003	(68,991)	—
Collection of business software note receivable from Jabber	31,758	—
Collections from Jabber	20,477	—
Proceeds from the sale of property and equipment	—	2,022
Collection of notes receivable from Company officer	6,673	6,673

Net cash used in investing activities	(14,583)	(49,167)

Cash flows from financing activities:
Payments on capital leases	—	(35,599)
Payment of short-term notes payable	—	(1,340,000)
Payment on 10% convertible note payable	—	(720,000)
Proceeds from issuance of short-term notes payable	—	1,200,000
Proceeds from issuance of common stock and warrants	—	7,500,000

Net cash provided by financing activities	—	6,604,401

Net (decrease) increase in cash and cash equivalents	(996,535)	2,675,858
Effect of foreign currency exchange rate changes on cash	5,576	(4,862)
Cash and cash equivalents, beginning of period	1,714,077	922,365
Cash in discontinued operations	—	(1,832)

Cash and cash equivalents, end of period	$723,118	$3,591,529

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

WEBB INTERACTIVE SERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Six Months Ended June 30,

	2003	2002

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$104,381

Supplemental schedule of non-cash investing and financing activities:
Equity adjustment related to sale of Jabber stock	$3,472,282	$—
Series D junior convertible preferred stock converted to common stock	$1,176,000	$784,000
Business software sold to Jabber in exchange for note receivable	$220,059	$—
Accretion of preferred stock to stated value and other deemed dividends	$—	$638,323
Preferred stock dividends on Jabber preferred stock	$—	$125,187
10% convertible note payable exchanged for series D junior convertible preferred stock	$—	$1,078,497

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

WEBB INTERACTIVE SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

          The sole business of Webb Interactive Services, Inc. (collectively the Company, Webb, we, us or our) is the ownership of securities of Jabber, Inc. (Jabber).  At June 30, 2003, on an as-if converted basis, we owned 43.3% of Jabber’s common stock.  On March 19, 2003, Jabber issued 25,218,914 shares of its series D convertible preferred stock for $5 million in gross cash proceeds and the cancellation of $2.2 million convertible notes payable to Webb.  As a result of this transaction, Webb’s ownership in Jabber was reduced from 77.8% on as as-if converted basis prior to the transaction to 43.3% immediately after the transaction.  With this change in ownership interest, Webb evaluated whether to continue the consolidation method of accounting for Jabber in its financial statements.  Webb considered whether it continued to exercise control over the operations of Jabber based on its ownership percentage, voting rights, board of director seats and management influence.  Based on this evaluation, while Webb does exert significant influence, Webb has determined that it no longer exercises control over the operations of Jabber.  As a result, after March 19, 2003, Webb no longer consolidated the financial results of Jabber with that of its own and began to report its investment in Jabber under the equity method of accounting.

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

NOTE 2 – STOCK BASED COMPENSATION PLANS

          We issue stock options to our employees and outside directors to purchase our stock pursuant to stockholder approved stock option programs.  We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations.  No stock-based employee compensation cost is reflected in net loss for the three and six months ended June 30, 2003 and 2002, as all options granted under these plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant.  For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period.  The following table illustrates the effect on net income and earnings per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting and Disclosure of Stock Based Compensation (SFAS 123).

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss applicable to common stockholders as reported	$(890,680)	$(413,972)	$(1,991,768)	$(4,865,757)
Expense calculated under APB 25	—	—	—	—
Expense calculated under SFAS 123	(174,124)	(826,094)	(444,985)	(1,749,308)

Pro-forma net loss applicable to common stockholders	$(1,064,804)	$(1,240,066)	$(2,436,753)	$(6,615,065)

Pro-forma net loss applicable to common stockholders per share-basic and diluted	$(0.05)	$(0.06)	$(0.11)	$(0.39)

          We estimate the fair value of our options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates.  The fair value of options granted in the three and six months ended June 30, 2003 and 2002, were estimated at the date of grant using a Black-Scholes pricing model with the assumptions in the table which follows.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Risk-free interest rate	1.59%	4.11%	1.59 to 5.0%	4.11%
Expected dividend yield	0%	0%	0%	0%
Expected lives	3 years	5 years	3 years	5 years
Expected volatility	144%	125%	128 to 144%	125%
Weighted average fair value	$0.60	$0.42	$0.57	$0.42

NOTE 3 – NET LOSS PER SHARE

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

	June 30,

	2003	2002

Stock options	3,415,419	4,414,419
Warrants	12,734,700	12,715,315
Series D junior convertible preferred stock	1,384,000	2,984,000

Total	17,534,119	20,113,734

          The number of shares excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method were 222,819 and 417,935 for the three and six months ended June 30, 2003, respectively, and 50,116 and 251,342 for the three and six months ended June 30, 2002, respectively.

NOTE 4 – INVESTMENT IN JABBER, INC.

          Jabber is a Delaware corporation founded by Webb in February 2000.  Jabber is a commercial developer of extensible instant messaging software for enterprises, carriers and service providers that require real-time communication and collaboration solutions.  Jabber’s products are based on the standardized extensible message and presence protocol, XMPP, developed by the Jabber.org open-source movement.  Jabber instant messaging solutions differ from packaged and consumer instant messaging solutions in the ability of Jabber instant messaging to support and to be integrated with other applications and services.  At June 30, 2003, on an as-if converted basis, we owned 43.3% of Jabber’s common stock.

          As a result of the Jabber investment transaction on March 19, 2003, Webb’s ownership in Jabber was reduced from 77.8% on as as-if converted basis prior to the transaction to 43.3% immediately after the transaction.  With this change in ownership interest, Webb evaluated whether to continue the consolidation method of accounting for Jabber in its financial statements.  Webb considered whether it continued to exercise control over the operations of Jabber based on its ownership percentage, voting rights, board of director seats and management influence.  Based on this evaluation, while Webb does exert significant influence, Webb has determined that it no longer exercises control over the operations of Jabber.  As a result, after March 19, 2003, Webb no longer consolidated the financial results of Jabber with that of its own and began to report its investment in Jabber under the equity method of accounting.

          On March 19, 2003, Webb, France Telecom Technologies Investissements, a wholly-owned subsidiary of France Telecom (FTTI) and Intel Capital Corporation, a wholly-owned subsidiary of Intel Corporation (Intel), purchased an aggregate of 25,218,914 shares of Jabber’s series D convertible preferred stock for an aggregate consideration of $7,200,000 ($0.2855 per share).  Webb’s investment was in the form of the cancellation of its $2.2 million convertible note receivable from Jabber for 7,705,779 shares of Jabber’s series D preferred stock.

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

          In connection with the transaction, an additional nominee of FTTI was elected to the Jabber Board of Directors and an additional nominee acceptable to Webb, FTTI and Intel is eligible to be elected to the Jabber Board of Directors.  Following a sale to a venture capital investor as described above, the Jabber Board of Directors is to be comprised of five persons, including one nominee for each of Webb, FTTI, the new venture capital investor and Jabber management and an independent nominee acceptable to Webb, FTTI, Intel and the venture capital investor.

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

          The series D preferred stock purchase agreement also provided for Jabber to purchase business software owned by Webb at a rate of $12,000 per month for a period of 21 months commencing April 1, 2003.  Webb recorded a gain upon the sale of the software of approximately $8,500 and expects to record interest income over the term of the loan of approximately $25,000.  In addition, the series D preferred stock agreement also provides that no later than August 31, 2004, Jabber shall purchase Webb’s computer equipment, office furnishings and fixtures and other office equipment at a purchase price of $200,000.  Webb’s estimated net book value of these assets at August 31, 2004, is expected to approximate the purchase price.

NOTE 5 – STOCK BASED COMPENSATION EXPENSE

          In April 2003, we entered into a six-month agreement with a consulting company to provide Webb with investor relation services.  In connection with the agreement, we issued the consulting company a three-year warrant to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share, which vest 50,000 shares on July 16, 2003 and 50,000 on October 14, 2003.  We applied variable plan accounting pursuant to SFAS 123 and related interpretations and valued the warrant at $61,907 utilizing the Black-Scholes option-pricing model with the assumptions in the table that follows.  The value of the warrant is being amortized to expense over the term of the agreement and for the three months ended June 30, 2003, we recorded $25,795 of non-cash compensation expense.

Black-Scholes option-pricing model assumptions:
Exercise price	$1.00
Fair market value of common stock on valuation date	$0.82
Option life	3 years
Volatility rate	144%
Risk-free rate of return	2.8%
Dividend rate	0%

          In April 2003, we entered into a month-to-month agreement with a consulting company to provide Webb with investor relation services including stock support.  In connection with the agreement, we issued two separate three-year options to purchase 10,000 shares each of our common stock at $1.00 per share.  The first option vests ratably over a three month period beginning on May 2, 2003.  The second option vests based on an average daily trading volume for any 60-day trading period subsequent to the date of the option agreement.  At June 30, 2003, no shares from the second option were vested.  We applied variable plan accounting pursuant to SFAS 123 and related interpretations and valued the option and recorded non-cash compensation expense totaling $5,931 utilizing the Black-Scholes option-pricing model with the assumptions in the table that follows.

Black-Scholes option-pricing model assumptions:
Exercise price	$1.00
Fair market value of common stock on valuation date	$0.67 to $0.82
Option life	3 to 2.8 years
Volatility rate	144%
Risk-free rate of return	2.76 to 2.92%
Dividend rate	0%

NOTE 6 – SERIES D JUNIOR CONVERTIBLE PREFERRED STOCK

          During the first and second quarters of 2003, the holder of our series D junior convertible preferred stock converted 1,200 shares into 1,200,000 shares of our common stock at a conversion price per share of $1.00 as follows:

	Number of Shares

Conversion Date	Series D Preferred Stock	Common Stock

January 7, 2003	200	200,000
January 28, 2003	200	200,000
February 21, 2003	200	200,000
March 20, 2003	200	200,000
April 23, 2003	200	200,000
June 5, 2003	200	200,000

Total	1,200	1,200,000

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

JABBER, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$3,687,267	$330,879
Accounts receivable, net of allowance of doubtful accounts of $32,001 and $29,476, respectively	362,768	657,446
Accounts receivable from France Telecom, a related party	750,000	37,932
Prepaid expenses	135,842	149,337
Short-term deposits and other current assets	8,082	7,625

Total current assets	4,943,959	1,183,219
Property and equipment, net of accumulated depreciation of $425,893 and $306,837, respectively	532,317	398,972

Total assets	$5,476,276	$1,582,191

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$403,745	$395,088
Accrued compensation, benefits and payroll taxes	730,605	382,998
Payable to Webb	30,385	—
Current portion of note payable to Webb	127,179	—
Convertible notes payable to Webb	—	2,025,478
Deferred revenue	350,297	444,574
Deferred revenue from France Telecom, a related party	563,381	71,729

Total current liabilities	2,205,592	3,319,867
Note payable to Webb	69,610	—
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, no par value, 75,000,000 shares authorized:
Series D convertible preferred stock, 25,218,914 and none shares issued and outstanding, respectively	7,017,823	—
Series B convertible preferred stock, none and 100 shares issued and outstanding, respectively	—	100,000
Series C convertible preferred stock, none and 125 shares issued and outstanding, respectively	—	125,000
Common stock, no par value, 100,000,000 shares authorized, 35,029,013 and 24,352,341 shares issued and outstanding, respectively	24,705,763	19,924,910
Warrants and options	59,707	59,707
Accumulated other comprehensive loss	(11,858)	(6,234)
Accumulated deficit	(28,570,361)	(21,941,059)

Total stockholders’ equity (deficit)	3,201,074	(1,737,676)

Total liabilities and stockholders’ equity (deficit)	$5,476,276	$1,582,191

The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

JABBER, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenues	$457,279	$242,831	$1,052,762	$1,060,201
Net revenues from France Telecom, a related party	507,042	119,547	1,078,576	163,230

Total net revenues	964,321	362,378	2,131,338	1,223,431

Operating expenses:
Cost of revenues	143,902	107,318	274,528	180,117
Cost of revenues from France Telecom, a related party	—	88,807	38,146	126,953
Sales and marketing	560,916	505,396	983,782	860,736
Product development	757,085	639,072	1,466,935	1,291,941
General and administrative	791,060	526,766	1,285,779	1,253,360
Depreciation and amortization	65,540	402,697	120,013	829,104

	2,318,503	2,270,056	4,169,183	4,542,211

Loss from operations	(1,354,182)	(1,907,678)	(2,037,845)	(3,318,780)
Interest income	3,899	1,158	4,545	3,788
Loss on extinguishment of convertible notes payable to Webb	—	—	(1,571,900)	—
Interest expense	(6,793)	(8,225)	(45,440)	(13,560)
Other income, net	6,029	3,071	5,291	3,071

Net loss	(1,351,047)	(1,911,674)	(3,645,349)	(3,325,481)
Preferred stock dividends	—	(73,123)	—	(324,671)

Net loss applicable to common stockholders	$(1,351,047)	$(1,984,797)	$(3,645,349)	$(3,650,152)

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

JABBER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(3,645,349)	$(3,325,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	120,013	101,803
Amortization expense	—	727,301
Loss on extinguishment of convertible notes payable to Webb	1,571,900	—
Bad debt expense	12,969	7,100
Stock and stock options issued for services	—	59,407
Accrued interest payable on convertible note payable	—	13,560
Changes in operating assets and liabilities:
Decrease in accounts receivable	281,709	180,804
Increase in accounts receivable from France Telecom, a related party	(712,068)	(75,864)
Decrease (increase) in prepaid expenses	13,495	(64,544)
Increase in short-term deposits and other assets	(457)	(1,491)
Increase in accounts payable and accrued liabilities	8,656	142,563
Increase in accrued compensation, benefits and payroll taxes	347,607	196,172
Increase in payable to Webb	30,385	—
Decrease in deferred revenue	(94,277)	(38,327)
Increase (decrease) in deferred revenue from France Telecom, a related party	491,652	(11,502)

Net cash used in operating activities	(1,573,765)	(2,088,499)

Cash flows from investing activities:
Purchase of property and equipment	(24,811)	(47,862)

Net cash used in investing activities	(24,811)	(47,862)

Cash flows from financing activities:
Sale of series D convertible preferred stock	5,000,000	—
Series D convertible preferred stock offering costs	(182,177)	—
Cash advances from Webb	195,000	1,600,000
Repayment of business software note payable to Webb	(31,758)	—
Repayments to Webb	(20,477)	—

Net cash provided by financing activities	4,960,588	1,600,000

Net increase in cash and cash equivalents	3,362,012	(536,361)
Effect of foreign currency exchange rate changes on cash	(5,624)	(2,096)
Cash and cash equivalents, beginning of period	330,879	897,635

Cash and cash equivalents, end of period	$3,687,267	$359,178

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

JABBER, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Six Months Ended June 30,

	2003	2002

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,339	$—

Supplemental schedule of non-cash investing and financing activities:
Purchase of business software from Webb in exchange for note payable	$228,547	$—
Webb convertible notes payable exchanged for series D convertible preferred stock	$2,200,000	$—
Deemed common stock dividend to France Telecom, a related party	$2,983,953	$—
Preferred stock converted to common stock	$225,000	$—
Preferred stock dividends	$—	$324,674
Contribution of leasehold improvements by Webb	$—	$320,443

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

JABBER, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

          Jabber, Inc. (Jabber), is a commercial developer of extensible instant messaging (IM) software for enterprises, carriers and service providers that require real-time communication and collaboration solutions.  Jabber was incorporated in February 2000 as a wholly-owned subsidiary of Webb Interactive Services, Inc. (Webb), a publicly traded company.  At June 30, 2003, Webb’s ownership in Jabber was 43.3%, on an as-if converted basis.  Prior to March 19, 2002, Jabber’s results of operations and financial position were consolidated with those of Webb.

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

NOTE 2 – STOCK BASED COMPENSATION PLANS

          Jabber issues stock options to its employees and outside directors the right to purchase its stock pursuant to stockholder approved stock option programs.  Jabber accounts for its stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations.  No stock-based employee compensation cost is reflected in net loss for the three and six months ended June 30, 2003 and 2002, as all options granted under these plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant.  For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically three years.  The following table illustrates the effect on net income and earnings per share if Jabber had accounted for its stock option and stock purchase plans under the fair value method of accounting under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting and Disclosure of Stock Based Compensation (SFAS 123).

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss applicable to common stockholders as reported	$(1,351,047)	$(1,984,797)	$(3,645,349)	$(3,650,152)
Expense calculated under APB 25	—	—	—	—
Expense calculated under SFAS 123	(466,191)	(103,978)	(558,738)	(193,111)

Pro-forma net loss applicable to common stockholders	$(1,817,238)	$(2,088,775)	$(4,204,087)	$(3,843,263)

          Jabber estimates the fair value of its options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Jabber’s options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates.  The fair value of options granted in the three and six months ended June 30, 2003 and 2002, were estimated at the date of grant using a Black-Scholes pricing model with the assumptions in the table which follows.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Risk-free interest rate	1.59%	5.39%	1.59%	5.39%
Expected dividend yield	0%	0%	0%	0%
Expected lives	3 years	5 years	3 years	0.9 to 3 years
Expected volatility	125%	125%	125%	125%
Weighted average fair value	$0.26	$0.60	$0.26	$0.60

NOTE 3 – NET REVENUES

          Net revenues consist of revenues earned by Jabber for fees from the licensing of its IM software products, fees for professional services for the integration and customization of its IM software and fees earned for support and maintenance services.  Net revenues are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenues
Licenses	$241,353	$122,956	$547,437	$711,855
Licenses to France Telecom, a related party	329,229	—	640,367	—

	570,582	122,956	1,187,804	711,855

Services	215,926	119,875	505,325	348,346
Consulting services from France Telecom, a related party	—	113,796	82,582	151,728
Maintenance and support services from France Telecom, a related party	177,813	5,751	355,627	11,502

Total services revenue	393,739	239,422	943,534	511,576

Total net revenues	$964,321	$362,378	$2,131,338	$1,223,431

          During 2002, Jabber and France Telecom, an investor in Jabber, entered into a fixed price consulting contract with a total value of $455,000.  During the six months ended June 30, 2003, Jabber recognized $82,582 in revenue from this contract.  During the three and six months ended June 30, 2002, Jabber recognized $113,796 and $151,728, respectively, in revenue from this contract.  In accordance with its original terms, the contract ended February 28, 2003.

          On March 19, 2003, France Telecom exercised its option to purchase additional registered user licenses under an amended OEM license agreement entered into by France Telecom and Jabber in October 2002, including maintenance and support, for an additional $3 million.  The terms of the agreement provide for quarterly payments of $750,000.  France Telecom also has the right to exercise a second option to purchase an unlimited registered user license from non-enterprise customers including maintenance and support for an additional $2.5 million, payable in quarterly installments of $625,000.  The second option expires December 15, 2003.  During the three and six months ended June 30, 2003, Jabber recognized $329,299 and $640,367, respectively, of license revenue and $177,813 and $355,627, respectively, in maintenance and support revenue related to this contract.  Jabber expects to recognize $329,228 in license revenue and $177,813 in maintenance and support revenue each quarter through September 30, 2005, or the expiration of the second option, and defer $242,958 of revenue per quarter in 2003 until such time as France Telecom exercises the second option or it expires.  Should the second option expire, any remaining deferred revenue related to this contract would be recognized on December 15, 2003.

          In October 2001, France Telecom licensed Jabber’s commercial server application and entered into an annual maintenance and support agreement.  Jabber recognized $5,751 and $11,502 in maintenance and support revenue related to this contract during the three and six months ended June 30, 2002, respectively.

NOTE 4 – SERIES D CONVERTIBLE PREFERRED STOCK

          On March 19, 2003, France Telecom Technologies Investissements, a wholly-owned subsidiary of France Telecom (FTTI), Intel Capital Corporation, a wholly-owned subsidiary of Intel Corporation (Intel), and Webb purchased an aggregate of 25,218,914 shares of Jabber’s series D convertible preferred stock (series D preferred stock) for an aggregate consideration of $7,200,000 ($0.2855 per share).  Jabber received $4,817,823 in net proceeds, after deducting $182,177 in offering costs.  As part of this transaction, Jabber also issued 7,705,779 shares of its series D preferred stock to Webb in exchange for the cancellation of $2,200,000 in obligations Jabber owed to Webb and also issued FTTI an additional 10,451,673 shares of Jabber’s common stock in accordance with anti-dilution rights held by FTTI.  In addition, all outstanding shares of Jabber’s series B and C preferred stock, 100 and 125 shares, respectively, were converted into an aggregate of 225,000 shares of Jabber’s common stock at conversion prices of $1,000 per share.

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

          Each share of the series D preferred stock is currently convertible into one share of common stock at the election of the holder, or automatically immediately prior to a public offering of Jabber securities at not less than $1.40 per share and with total gross offering proceeds of not less that $20 million.  The conversion rate is subject to anti-dilution protection, based on a weighted average formula, if Jabber issues its securities for less than the purchase price of its series D preferred stock ($0.2855 per share), and is also subject to adjustment for stock splits, stock dividends and other similar transactions.  The holders of the series D preferred stock are entitled to vote together with Jabber’s common stock holders.  Each share of series D preferred stock entitles the holders to the number of votes per share equal to the largest number of whole shares of common stock into which the series D preferred stock could be converted.  In addition, the holders of the series D preferred stock vote as a separate class on any change in the terms of the series D preferred stock; any increase in the authorized number of shares of series D preferred stock; authorization of any new class or series of shares or reclassification of any class or series of existing shares, having rights, preferences or privileges superior to those of the series D preferred stock; any amendment to Jabber’s certificate of incorporation; for the purchase, redemption or other acquisition by Jabber of any of its outstanding securities of Jabber; the declaration, payment or issuance of cash dividends to any holders of any class or series of capital stock; the transfer of material assets of Jabber in a transaction not in the ordinary course of business; the liquidation, or dissolution or adoption of a plan of liquidation or dissolution; and or an increase or decrease in the size of the Jabber board.  Jabber cannot pay dividends on its common stock unless approved by holders of two-thirds of the outstanding series D preferred stock, in which case the series D preferred stock will be paid equal dividends on an as-converted basis.

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

          The series D preferred stock purchase agreement contemplates the potential sale of approximately $5,500,000 worth of additional series D preferred shares on the same terms as the original purchases by Webb, FTTI and Intel, including up to $2,500,000 worth of series D preferred shares pursuant to an option which will be granted to Webb if a sale to a venture capital investor, acceptable to the holders of the series D preferred stock, is consummated.  The Webb option, if granted, must be exercised by Webb on or before January 31, 2004.  The venture capital investor has not been identified and there can be no assurance that this sale will occur and, accordingly, that Webb will be granted the option to acquire additional shares of the series D preferred stock.

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

          In connection with the series D preferred stock transaction, Jabber agreed to purchase business software owned by Webb at a rate of $12,000 per month for a period of 21 months commencing April 1, 2003.  Jabber’s cost basis in these assets is $228,547.  Jabber is expected to record approximately $25,000 of interest expense over the term of the loan, computed at a rate of 12% per annum.  In addition, Jabber has agreed to purchase Webb’s computer equipment, office furnishings and fixtures and other office equipment at a purchase price of $200,000 by August 31, 2004.

NOTE 5 – SEGMENT REPORTING

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

	Three Months Ended June 30,		Six Months Ended June 30,

Revenues by geographic region	2003	2002	2003	2002

United States	$373,079	$201,470	$906,955	$980,479
Europe	576,809	160,908	1,185,336	242,952
Pacific Rim	11,775	—	33,550	—
All others	2,839	—	5,497	—

Total net revenues	$964,321	$362,378	$2,131,338	$1,223,431

Revenues from customers in excess of 10% of total revenues

France Telecom, a related party	53%	33%	51%	13%
Customer B	11%	8%	10%	2%
Customer C	3%	0%	10%	0%
Customer D	0%	24%	1%	49%
Customer E	3%	8%	2%	19%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Our sole business is the ownership of securities of Jabber, a company we formed in February 2000.  Jabber is a commercial developer of extensible instant messaging software for enterprises, carriers and service providers that require real-time communication and collaboration solutions.  Jabber’s products are based on the standardized extensible message and presence protocol, XMPP, developed by the Jabber.org open-source movement.  Jabber instant messaging solutions differ from packaged and consumer instant messaging solutions in the ability of Jabber instant messaging to support and to be integrated with other applications and services.  Jabber began shipping commercial software in 2001.

          With the purchase of Jabber’s series D convertible preferred stock on March 19, 2003, by Webb, FTTI and Intel, Webb’s ownership in Jabber was reduced from 77.8% on as as-if converted basis prior to the transaction to 43.3% immediately after the transaction.  Due to this change in ownership interest, Webb evaluated whether to continue the consolidation method of accounting for Jabber in its financial statements.  Webb considered whether it continued to exercise control over the operations of Jabber based on its ownership percentage, voting rights, board of director seats and management influence.  Based on this evaluation, while Webb does exert significant influence, Webb has determined that it no longer exercises control over the operations of Jabber.  As a result, after March 19, 2003, Webb ceased consolidating the financial results of Jabber with that of its own and began to account for its investment in Jabber under the equity method.

          Webb, as a holding company, has no independent source of revenue and will, therefore, continue to incur, losses from its operations.  Webb’s ability to become profitable is dependant upon the success of Jabber.  Jabber’s ability to become profitable depends on its ability to market its products and services and generate revenues sufficient to exceed its expenses.  Because of the new and evolving nature of instant messaging technologies and Jabber’s early stage of development, we cannot be sure that Jabber’s revenue model will prove to be viable, whether demand for its products and services will materialize at the prices it expects to charge, or whether its current or future pricing levels will be sustainable.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and capital resources for Webb

          Amounts included in Webb’s liquidity and capital resources discussion for the six months ended June 30, 2003 and 2002, include the accounts of Webb only and do not reflect the consolidation of Jabber as reported in the financial statements included herein and in our annual report on Form 10-KSB as previously filed so as to present the 2002 numbers on a comparative basis with 2003. Included in the reported financial statements and not reflected below are the consolidated results of Jabber for the full year ended December 31, 2002, and through March 19, 2003, for the six months ended June 30, 2003.

	June 30, 2003		December 31, 2002

Working capital	$982,827	[1]	$3,438,646	[2]
Cash and cash equivalents	$723,118		$1,383,197

	Six Months Ended June 30,

	2003	2002

Cash used in operating activities	$(527,346)	$(1,790,877)
Cash used in investing activities	$(136,092)	$(1,601,305)
Cash provided by financing activities	$—	$6,604,401

1Includes a $129,120 note receivable from Jabber.
2 Includes $2,025,478 in convertible notes receivable from Jabber.

Working capital:  Working capital is calculated by deducting current liabilities from current assets.  Working capital decreased as compared with the similar 2002 period primarily due to funding our operating activities with cash on-hand at December 31, 2002, and investing an additional $195,000 in Jabber during the first quarter of 2003.

Cash flows used in operating activities:  Cash used in operating activities decreased significantly as compared with the similar 2002 period primarily due to a decrease in operating expenses totaling $646,000 and the payment of 2001 obligations in the first quarter of 2002 totaling $472,000.

Cash flows used in investing activities:  Cash used in investing activities decreased primarily due to investing $1.4 million less cash in Jabber as compared with the similar 2002 period.  As a result of the Jabber financing in March 2003, Webb is not planning any additional direct funding of Jabber, other than the potential participation in the second series D convertible preferred stock financing.  See Item 1 – Financial Statements – Note 4 to Notes to Condensed Financial Statements for additional details regarding the potential participation in the second series D convertible preferred stock financing.

Cash flows from financing activities:  Cash provided from financing activities in the 2003 six-month period was zero.  Cash provided from financing activities in the 2002 six-month period is primarily a result of sale our common stock and warrants to purchase our common stock in the first quarter of 2002 for which we received $7.5 million in proceeds.

          In connection with the Jabber financing in March 2003, Webb and Jabber formalized a two-year cost sharing arrangement commencing April 1, 2003, whereby Jabber has agreed to pay (i) 80% of the cost of two shared employees who provide accounting services for both companies; (ii) 60% of the cost of the Secretary and General Counsel for Webb who performs similar services for Jabber; and (iii) $100,000 annually for salary and 44% of the expenses of the CEO of Webb for serving on Jabber’s executive committee.  We estimate that we will receive approximately $36,000 per month from Jabber for this cost sharing arrangement.  In addition, commencing April 1, 2003, we began receiving from Jabber $12,000 per month for 21 months for the purchase of third-party business software we owned and we will receive $200,000 by August 31, 2004, from Jabber for the purchase of computer equipment, office furnishings and fixtures and other office equipment.  We believe our cash on-hand of approximately $640,000 at July 24, 2003, will be sufficient to fund Webb’s operating expenses to at least May 2005.  Webb’s operating expenses are generally fixed in nature and include compensation costs, investor relations and the cost associated with being a public company.  Our monthly cash requirements, after the cost sharing arrangement and the sale of property and equipment to Jabber, are forecasted to average approximately $31,000 for the remainder of 2003, $26,000 for 2004 and $57,000 for 2005.

Liquidity and capital resources for Jabber

	June 30, 2003		December 31, 2002

Working capital (deficit)	$2,738,367	[1]	$(2,136,648)[2]
Cash and cash equivalents	$3,687,267		$330,879

	Six Months Ended June 30,

	2003	2002

Cash used in operating activities	$(1,573,765)	$(2,088,499)
Cash used in investing activities	$(24,811)	$(47,862)
Cash provided by financing activities	$4,960,588	$1,600,000

1 Includes a $129,120 note payable to Webb.
2 Includes $2,025,478 in convertible notes payable to Webb.

Working capital:  Working capital is calculated by deducting current liabilities from current assets.  Working capital increased primarily due to $5 million in gross cash proceeds Jabber received in the first quarter of 2003 and the exchange of convertible notes payable to Webb from the issuance of Jabber’s series D convertible preferred stock.

Cash flows used in operating activities:  Cash used in operating activities decreased as compared with the similar 2002 period primarily due to an increase of $820,000 in collections from customers resulting from increased revenues which was partially offset by an increase of $299,000 in cash used to pay operating expenses.

Cash flows used in investing activities:  Jabber used $24,811 in investing activities for the purchase of property and equipment in the 2003 six-month period, compared with $47,862 for the similar 2002 period.  Jabber plans to spend approximately $515,000 for property and equipment for the remainder of 2003.

Cash flows provided by financing activities:  Cash provided from financing activities increased primarily due to the sale of Jabber’s series D convertible preferred stock for which Jabber received $4.8 million in net cash proceeds in the first quarter of 2003.  Jabber also received $175,000 in cash from Webb through the issuance of convertible notes payable, which was $1.4 million less than Jabber received from Webb in the similar 2002 period.

          As a result of the $5 million in gross cash proceeds Jabber received from the sale of its series D convertible preferred stock in March 2003, we believe that Jabber is adequately funded through cash break-even, which we expect to occur during the fourth quarter of 2003.  Based on Jabber’s current financial forecasts, Jabber will use approximately $552,000 in net cash for operating activities for the remainder of 2003 and thereafter is expected to generate sufficient cash flow from operations to sustain its operations.  Jabber’s projected use of cash is predicated on Jabber meeting its revenue projections and managing its expense levels to forecasted amounts.  Jabber estimates 2003 revenues to increase to $8.4 million, and to more than $18 million in 2004.  Software license fees are projected to account for 71% of net revenues in 2003 and 72% in 2004.  Jabber estimates its operating expenses to be $10.1 million for 2003 and to increase to $15.3 million for 2004.  Jabber has a limited operating history upon which to base its projections, particularly its revenue projections, and there can be no assurance that Jabber will be able to meet its projections for revenues and expenses.  In addition, since many of Jabber’s expenses are fixed or must be incurred in advance of revenues, Jabber’s working capital requirements could increase significantly over projected levels if Jabber does not meet its revenue projections.  Therefore, Jabber may require more cash for its operations than our current projections indicate.  In this circumstance, Jabber may have to seek additional funding or reduce its operating activities.

RESULTS OF OPERATIONS

Results of operations for Webb

          Amounts included in Webb’s results of operations discussion for the six months ended June 30, 2003 and 2002, include the accounts of Webb only and do not reflect the consolidation of Jabber as reported in the financial statements included herein and in our annual report on Form 10-KSB as previously filed so as to present the 2002 numbers on a comparative basis with 2003. Included in the reported financial statements and not reflected below are the consolidated results of Jabber for the full year ended December 31, 2002, and through March 19, 2003, for the six months ended June 30, 2003.

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

Accounting for Investment in Jabber

          We report our investment in Jabber using the equity method of accounting whereby we record our percentage of Jabber’s net income or losses as an increase or a reduction to the carrying value of our investment account on our balance sheet and as income or losses on our results of operations.  To the extent that we record losses from Jabber, our investment account will not be reduced below zero, unless at some future date we become obligated to fund future Jabber losses, if any.  The use of the equity method of accounting represents a change in how we reported our investment in Jabber prior to March 19, 2003, the date on which Jabber sold shares of its series D convertible preferred stock to FTTI, Intel and Webb.  Prior to this date, we consolidated the operations of Jabber with our own.

          As a result of the March 19, 2003, Jabber financing, our ownership in Jabber was reduced from 77.8% on as as-if converted basis prior to the transaction to 43.3% immediately after the transaction.  With this change in ownership and the additional terms of the Jabber series D convertible preferred stock (See Item 1 – Financial Statements – Note 4 to Notes to Condensed Financial Statements), we evaluated whether to continue the consolidation method of accounting for Jabber in our financial.  We considered whether we continued to exercise control over the operations of Jabber based on our ownership percentage, voting rights, board of director seats and management influence.  Based on this evaluation, while we do exert significant influence, we have determined that we no longer exercises control over the operations of Jabber and therefore we changed from consolidating Jabber’s operations with our own to reporting our investment in Jabber using the equity method of accounting.

          We shall continue to evaluate the facts and circumstances of our relationship with Jabber on an as needed basis in our continuing evaluation of our reporting.  A change in our relationship with Jabber or the issuance of future guidance, if any, on consolidating subsidiaries may change the method we use to report Jabber in our results of operations.

Long-Lived Assets

          We account for long-lived assets, such as our investment in Jabber and our property and equipment, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  SFAS 144 requires us to review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, and impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Operating Expenses:

          Our sole business is the ownership of securities of Jabber, a company we formed in February 2000.  We also conduct corporate activities such as accounting, administration, public reporting and financing activities for both Webb and Jabber.  We reduce our expenses by amounts reimbursed to us by Jabber for its share of these costs.  Webb’s parent-only unaudited statements of operations for the three and six months ended June 30, 2003 and 2002, are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Operating expenses:
General and administrative	$288,015	$383,396	$496,558	$1,152,190
Depreciation and amortization	33,017	73,651	101,185	193,313

Loss from operations	(321,032)	(457,047)	(597,743)	(1,345,503)
Interest income	6,868	18,579	1,618,617	32,916
Dividend income on Jabber securities	—	44,712	—	199,484
Loss from investment in Jabber	(585,004)	(1,663,254)	(3,021,131)	(3,218,430)
Interest expense	—	—	—	(613,767)
Loss on extinguishment of 10% convertible note payable	—	—	—	(1,162,934)
Gain on sale of property and equipment to Jabber	8,488	—	8,488	—
Other income, net	—	—	—	4,717

Net loss before extraordinary income	(890,680)	(2,057,010)	(1,991,769)	(6,103,517)
Extraordinary income	—	1,182	—	225,993

Net loss	(890,680)	(2,055,828)	(1,991,769)	(5,877,524)
Accretion of preferred stock to stated value and other deemed dividends	—	(8,234)	—	(638,323)

Net loss applicable to common stockholders	$(890,680)	$(2,064,062)	$(1,991,769)	$(6,515,847)

          General and administrative expenses consist primarily of employee compensation, and other costs associated with being a public company, including investor relations, shareholder communications and legal and accounting fees.  General and administrative expenses were $288,015 for the second quarter of 2003, compared with $383,396 for the second quarter of 2002.  General and administrative expenses were $496,558 for the 2003 six-month period, compared with $1,152,190 for the similar 2002 period.  The decreases in the 2003 three-and-six-month periods were primarily from (i) a decrease in office rent expense of $18,000 and $85,000, respectively, due to the assignment of the lease for our corporate offices to Jabber; (ii) a decrease in computer and telecommunications expenses of $28,000 and $52,000, respectively, as these costs were transferred to Jabber in connection with Jabber’s operation of office facilities previously paid for by Webb; (iii) a decrease in usage, property, and expatriate tax expense of $58,000 and $86,000, respectively.  General and administrative expenses were further reduced in the second quarter of 2003 by a reduction of $11,000 for our annual report and shareholder meeting; and a reduction of $10,000 in travel expenses.  The reductions in the second quarter of 2003 were partially offset by increases in directors and officers insurance of $27,000 and non-cash compensation expense of $25,000 we recorded for the issuance of warrants and options to investor relation consultants.  General and administrative expenses were further reduced in the 2003 six-month period by (i) a decrease in compensation expense of $210,000; (ii) a reduction in health insurance and workers compensation expense of $34,000; (iii) a decrease of $64,000 in legal and accounting fees; (iv) an increase of $39,000 in shared costs paid by Jabber; and (v) $25,000 in Nasdaq listing fees incurred in the 2002 six month period.  We estimate Webb’s general and administrative expenses to be approximately $350,000 for the remainder of 2003.

          Depreciation was $33,017 for the second quarter of 2003, compared to $73,651 for the second quarter of 2002.  Depreciation was $101,185 for the 2003 six-month period, compared to $193,313 for the similar 2002 period.  The decrease is primarily from no depreciation being recorded in the 2003 periods on assets which became fully depreciated in periods since the first and second quarters of 2002 and no depreciation recorded in the second quarter of 2003 for the business software assets we sold to Jabber in April 2003, which had a net book value of $220,059.

Interest Income:

          Interest income was $6,868 for the second quarter of 2003, compared to $18,579 for the second quarter of 2003.  Interest income was $1,618,617 for the 2003 six-month period, compared to $32,916 for the similar 2002 period.  We recorded interest income from Jabber of $6,183 and $7,967 in the 2003 and 2002 three-month periods respectively; and $1,616,730 and $11,116 in the 2003 and 2002 six-month periods, respectively.  Included in the interest income from Jabber in the 2003 six-month periods is $1,571,900 of non-cash interest income we recorded from additional shares of Jabber’s series D convertible preferred stock issued to us pursuant to anti-dilution provisions under the terms our convertible notes receivable.

Loss on investment in Jabber:

          At June 30, 2003, we owned 43.3% of Jabber stock, on an as-if converted basis.  Prior to March 19, 2003, we owned 74.8% of Jabber stock.  As of March 19, 2003, in conjunction with the Jabber financing transaction, we ceased consolidating Jabber’s results of operations and financial position with our own and began reporting our investment in Jabber under the equity method of accounting.  During the second  quarter of 2003, we recorded $585,004 in losses from Jabber, compared with $1,663,254 for the second quarter of 2002.  During the 2003 six-month period, we recorded $3,021,131 in losses from Jabber, compared with $3,218,430 for the similar 2002 period.  The decreases in losses in the 2003 periods were primarily from the decrease in our percentage of Jabber’s losses between periods, which ranged from 78% to 93% in 2002 and was 43.3% in 2003.

Net Loss Applicable to Common Stockholders:

          Net loss applicable to common stockholders was $890,680 for the second quarter of 2003, compared to $2,064,0652 for the second quarter of 2002 and was $1,991,769 for the 2003 six-month period, compared to $6,515,847 for the similar 2002 period.  The decrease in the second quarter of 2003 was primarily from a reduction of $1,078,000 in losses we recorded from Jabber.  The decrease in the 2003 six-month period was primarily from (i) a reduction in operating expenses of $748,000; (ii) recording non-cash expenses in the first quarter of 2002 related to our 10% convertible note payable for loss on debt extinguishment of $1,163,000 and interest expense of $514,000; (iii) recording $638,000 of non-cash accretion expense in the 2002 six-month period on our preferred stock securities; and (iv) recording $1,572,000 of non-cash interest income in the first quarter of 2003 related to the cancellation and issuance of Jabber securities to us.  These reductions were partially offset by preferred stock dividends from Jabber and extraordinary income we recorded in the 2002 three-and six-month periods of $199,000 and $226,000, respectively.  We expect Webb’s losses to be approximately $428,000 for the remainder of 2003.

Results of operations for Jabber

Critical Accounting Policies

          Jabber’s financial statements are prepared in accordance with GAAP.  These accounting principles require Jabber to make certain estimates, judgments and assumptions.  Jabber believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented.  To the extent there are material differences between these estimates, judgments or assumptions and actual results, Jabber’s financial statements will be affected.  The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating Jabber’s reported financial results include revenue recognition and accounting for software development costs.

          In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.  Jabber’s management has reviewed these critical accounting policies and related disclosures with Webb’s Audit Committee.  See Form 10-KSB for the year ended December 31, 2002, Item 7 – Financial Statement – Note 2 to Notes to Consolidated Financial Statements, which contain additional information regarding Jabber’s accounting policies and other disclosures required by GAAP.

Revenue Recognition -

          Jabber derives revenues from two primary sources: (1) software license revenues and (2) services revenues, which include maintenance and support contracts and professional service contracts.  While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants (SOP 97-2), as amended, Jabber exercises judgment and uses estimates in connection with the determination of the amount of software license and services revenues to be recognized in each accounting period.  For software license arrangements that do not require significant modification or customization of the underlying software, Jabber recognizes revenue when: (1) it enters into a legally binding arrangement with a customer for the license of software; (2) it delivers the products or performs the services; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable.  Substantially all of Jabber’s license revenues are recognized in this manner.

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

          Revenue for consulting services is generally recognized as the services are performed.  If the project is of a short duration or there is a significant uncertainty about the project completion, revenue is recognized on the completed contract method.  If there is uncertainty about receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved.  Jabber estimates the percentage of completion on contracts with fixed or “not to exceed” fees on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project.  If Jabber does not have a sufficient basis to measure progress towards completion, revenue is recognized when Jabber receives final acceptance from the customer.  When total cost estimates exceed revenues, Jabber accrues for the estimated losses immediately based upon its standard fully burdened hourly rates.  The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements.  A number of internal and external factors can affect Jabber’s estimates, including labor rates, utilization and efficiency variances and specification and testing requirement changes.

Software Development Costs -

          Software development costs for new software products to be sold or marketed externally for resale are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (SFAS 86).  Under this accounting statement, software development costs are expensed until technological feasibility has been established upon completion of a detailed program design and are then capitalized until the software product is generally available for sale.  Capitalized software costs are amortized to expense over their estimated useful lives.  In making any such determination, management must exercise judgment with respect to determining when the software has reached technological feasibility, the nature of the particular enhancement as well as the economic useful life of the software and/or the related enhancement.  Given the early stage of adoption of enterprise-based IM technology and Jabber’s rapidly evolving product offerings, it is difficult to estimate the economic life of Jabber’s software products.  However, Jabber’s management has estimated that the economic life is very short, and the economic life of any enhancements would not exceed 12 months.  Consequently, Jabber has expensed product development costs in the period incurred.  In future periods, as Jabber’s business continues to evolve, we may determine that product development costs should be capitalized and such amounts could be significant given our projected expenditures.

          Revenues:

          Jabber’s total revenue for the second quarter of 2003 increased 166% to $964,321 compared to $362,378 for the second quarter of 2002.  Jabber’s results for the second quarter of 2003 compared to its second quarter of 2002 reflected increased license revenue and service revenue.  The revenue mix between license fees and services was 59% and 41%, respectively, for the second quarter of 2003 compared with 34% and 66%, respectively, for the second quarter of 2002.  The change in the revenue mix is primarily a result of an increase in license fees and maintenance and support revenues recognized in connection with the France Telecom OEM agreement.  Approximately 53% of Jabber’s total revenues in the second quarter of 2003 were from France Telecom, an investor in Jabber, compared with 33% of total revenues in the second quarter of 2002.

          Jabber’s total revenue for the 2003 six-month period increased 74% to $2,131,338 compared to $1,223,431 for the similar 2002 period.  Jabber’s results for the 2003 six-month period compared to the similar 2002 period reflected increased license revenue and service revenue.  The revenue mix between license fees and services was 56% and 44%, respectively, for the 2003 six-month period compared with 63% and 37%, respectively, for the similar 2002 period.  The change in the revenue mix is primarily a result of maintenance and support revenues recognized in connection with the France Telecom OEM agreement.  Approximately 51% of Jabber’s total revenues in the 2003 six-month period were from France Telecom, an investor in Jabber, compared with 13% of total revenues in the similar 2002 period.

          As of July 31, 2003, Jabber had not recognized revenue with respect to signed contracts for approximately $7 million, including approximately $2 million for France Telecom, a related party, for product licenses (67% of total) and maintenance and support and professional services (33% of total), of which approximately $850,000 and $3.5 million are expected to be recognized in the 2003 third and fourth quarters, respectively.  Of the $7 million, approximately $5.7 million is for licenses and services subject to acceptance criteria or services yet to be provided, which we expect to be satisfied with respect to acceptance criteria, or provided, in the case of services, in fiscal 2003, but which have not been satisfied or provided as of the date of this report.

Components of net revenues and cost of revenues are as follows and does not include any depreciation expense:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

License fees:
Revenues	$570,582	$122,956	$1,187,804	$711,855
Cost of revenue	240	76	3,481	254

Gross margin	570,342	122,880	1,184,323	$711,601

Gross margin percentage	100%	100%	99%	100%
Professional service fees:
Revenues	122,753	169,370	385,933	379,603
Cost of revenues	80,511	153,724	214,551	241,412

Gross margin	42,242	15,646	171,382	138,191

Gross margin percentage	34%	9%	44%	36%
Maintenance and support fees:
Revenues	270,986	70,052	557,601	131,973
Cost of revenues	63,151	42,325	94,642	65,404

Gross margin	207,835	27,757	462,959	66,569

Gross margin percentage	77%	40%	83%	50%

          License fee revenue represents fees earned for granting customers licenses to use Jabber software products.  For the second quarter of 2003, Jabber recognized $570,582 in license revenue, which represents a 364% increase when compared to $122,956 for the second quarter of 2002.  For the 2003 six-month period, Jabber recognized $1,187,524 in license revenue, which represents a 69% increase when compared to $711,855 for the similar 2002 period.  The increases were a result of additional sales of Jabber’s products as the number of customers more than doubled and additional license purchases from existing customers, which, including France Telecom, represented 79% and 74% of license revenues during the 2003 three-and-six-month periods, respectively.  During the 2003 three-and-six-month periods, Jabber recognized $329,299 and $640,367, respectively, in license fee revenue from France Telecom, which represented 58% and 54%, respectively, of total license fee revenue recognized in the 2003 periods.  Jabber is forecasting revenues from license fees to be approximately $4.8 million for the remainder of 2003 and to increase to $15.0 million in 2004.

          Professional service revenue represents fees earned for custom programming, installation and integration services of Jabber software products, generally with larger enterprise organizations.  Professional service contracts are typically entered into in conjunction with the licensing of Jabber’s software.  Professional service revenues were $122,753 for the second quarter of 2003, which represents a 28% decrease when compared with $169,370 for the second quarter of 2002.  The decrease in the second quarter of 2003 is primarily from recognizing revenue on smaller dollar value contracts and from recognizing revenue on contracts we completed in the quarter for which a substantial portion of the revenue was recognized in the first quarter of 2003.  In addition, in the second quarter of 2002, we recognized $113,796, or 67% of total professional service revenue, in consulting revenue from France Telecom, which was completed in February 2003.  Professional service revenues were $385,933 for the 2003 six-month period, which represents a 2% increase when compared with $379,603 for the similar 2002 period.  The increase in the 2003 six-month period was a result of a higher sales volume and more of our customers entering into professional service contracts in the 2003 period.  Jabber recognized revenue in the 2003 six-month period on thirteen professional service contracts compared to five in 2002 period, which included a single fixed price contract which comprised 51% of professional service revenue.  Jabber also recognized $82,582 and $151,728 in revenue from France Telecom in the 2003 and 2002 six-month periods, respectively, or 21% and 40%, respectively, of professional service revenue. Jabber is forecasting revenues from professional service contracts to be approximately $835,000 for the remainder of 2003 and increase to $3.0 million in 2004.

          Maintenance and support fee revenues are derived from annual support and maintenance contracts associated with the sale of Jabber’s software products.  Annual fees for maintenance and support are generally 15% to 18% of the license fee revenue and the related revenue is recognized over the term of the contract.  Customers may purchase maintenance and/or support contracts for which they receive telephone support and product updates and upgrades during the term of the agreement.  Customers are not obligated to purchase maintenance and support.  Maintenance and support fees were $270,986 for the second quarter of 2003 compared to $70,052 for the second quarter of 2002.  Maintenance and support fees were $557,601 for the 2003 six-month period compared to $131,973 for the similar 2002 period.  The increases in the 2003 three-and-six-month periods were a result of $177,813 and $355,627, respectively, of revenue recognized from France Telecom, or 66% and 64%, respectively, of maintenance and support revenue.  In addition, the increases in the 2003 periods were attributable to an increase in the number of customers under maintenance and support contracts, which increased from 18 in 2002 to 42 in 2003.  Jabber is forecasting revenues from support and maintenance agreements to be approximately $670,000 for the remainder of 2003 and increase to $2.5 million in 2004.

Revenues from France Telecom:  During 2002, Jabber and France Telecom, an investor in Jabber, entered into a fixed price consulting contract with a total value of $455,000.  During the six months ended June 30, 2003, Jabber recognized $82,582 and in revenue from this contract.  During the three and six months ended June 30, 2002, Jabber recognized $113,796 and $151,728, respectively, in revenue from this contract.  In accordance with its original terms, the contract ended February 28, 2003.

          March 19, 2003, France Telecom exercised its option to purchase additional registered user licenses under an OEM license agreement entered into by France Telecom and Jabber in October 2002, including maintenance and support, for an additional $3 million.  The terms of the agreement provide for quarterly payments of $750,000.  France Telecom also has the right to exercise a second option to purchase an unlimited registered user license including maintenance and support for an additional $2.5 million, payable in quarterly installments of $625,000.  The second option expires December 15, 2003.  During the three and six months ended June 30, 2003, Jabber recognized $329,299 and $640,367, respectively, of license revenue and $177,813 and $355,627, respectively, in maintenance and support revenue related to this contract.  Jabber expects to recognize $329,228 in license revenue and $177,813 in maintenance and support revenue each quarter through September 30, 2005, or the expiration of the second option, and defer $242,958 of revenue per quarter in 2003 until such time as France Telecom exercises the second option or it expires.  Should the second option expire, any remaining deferred revenue related to this contract would be recognized on December 15, 2003.

          In October 2001, France Telecom licensed Jabber’s commercial server application and entered into an annual maintenance and support agreement.  Jabber recognized $5,751 and $11,502 in maintenance and support revenue related to this contract during the three and six months ended June 30, 2002, respectively.

Operating Expenses:

          Cost of license fees consist of software delivery expenses and were $240 and $3,481 for the 2003 three-and-six-month periods, respectively, compared to $76 and $254 for the similar 2002 periods, respectively.  During 2002, Jabber entered into a contract to imbed a third-party software component into its products for which Jabber will pay a 2.7% license fee based royalty for sales which include the third-party software.  Jabber expects to begin selling its products which include this third-party software in the third quarter of 2003.

          Cost of professional service revenues consists of employee compensation and contract labor costs associated with performing custom programming, installation and integration services for Jabber’s customers.  Jabber accounts for these costs as either direct project costs or overhead costs to manage its professional services organization.  Cost of professional service revenues was $80,511 for the second quarter of 2003, or 66% of net professional service revenues, compared to $153,724, or 91% of net professional service revenues for the second quarter of 2002.  The decrease in cost of professional services was primarily from $50,000 more in overhead costs incurred in the second quarter of 2002 which were not fully absorbed into direct project costs.  Cost of professional service revenues for the 2003 six-month period was $214,551, or 56% of net professional service revenues, compared to $241,412, or 64% of net professional service revenues for the similar 2002 period.  The decrease in cost of professional services as a percentage of professional services revenue in the 2003 six-month period was primarily from more effective cost management and allocation of resources on larger customer contracts and economies of scale on smaller customer contracts when compared to the 2002 period.  Jabber expects cost of professional service revenue to be 28% of net professional service revenues for the remainder of 2003 and 43% in 2004.

          Gross margin on professional services revenue was 34% for the second quarter of 2003 compared with 9% for the second quarter of 2002.  Gross margin on professional services revenue was 44% for the 2003 six-month period compared with 36% for the similar 2002 period.  The increase in the 2003 three-and-six-month periods was primarily from 69% and 20%, respectively, more in revenue recognized on time and material based contracts, which are at higher margins when compared to fixed price contracts and higher effective billing rate on fixed price contracts.

          Cost of maintenance and support revenue was $63,151 for the second quarter of 2003, or 23% of net maintenance and support revenues, compared to $42,325, or 60% of net maintenance and support revenues for the second quarter of 2002.  Cost of maintenance and support revenue was $94,642 for the 2003 six-month period, or 17% of net maintenance and support revenues, compared to $65,404, or 50% of net maintenance and support revenues for the similar 2002 period.  Jabber expects cost of support and maintenance revenues to be 18% of support and maintenance revenues for the remainder of 2003 and 25% in 2004.  Projected increases in costs associated with delivering these services are expected to result only to the extent required to support new customer contracts.

          Gross margin on maintenance and support revenue was 77% for the second quarter of 2003 compared with 40% for the second quarter of 2002.  Gross margin on maintenance and support revenue was 83% for the 2003 six-month period compared with 50% for the similar 2002 period.  The increase is primarily from using the similar cost structure to support a customer base which was more than 3.5 times larger from the 2002 periods and which generated $201,000 and $426,000 more in revenue in the 2003 three-and-six-month periods, respectively.

          Sales and marketing expenses consist primarily of employee compensation, cost of travel, advertising and public relations costs, trade show expenses, and costs of marketing materials.  Sales and marketing expenses were $560,916 for the second quarter of 2003, or 58% of net revenues, compared to $505,396, or 139% of net revenues for the second quarter of 2002.  Sales and marketing expenses were $983,782 for the 2003 six-month period, or 46% of net revenues, compared to $860,736, or 70% of net revenues for the similar 2002 period.  The increases in the 2003 three-and-six-month periods were primarily from (i) incurring $101,000 and $151,000, respectively, more in expenses for lead generation marketing campaigns; (ii) incurring $35,000 and $92,000, respectively, more in costs associated with Jabber’s international sales office which was opened in April 2002; and (iii) an increase in commission expense of $24,000 and $57,000, respectively.  These increases were partially offset in the 2003 three-and-six-month periods by a reduction in contract labor costs of $16,000 and $21,000, respectively, as well as incurring $99,000 in the second quarter of 2002 for a users conference in Europe.  In addition, the 2003 six-month increase was further offset by a reduction in employee compensation expense of $78,000 associated with the elimination of one executive position in the third quarter of 2002.  Jabber expects sales and marketing expenses to increase on an absolute dollar basis in future periods as Jabber continues to market its products and services, develop business relationships and execute its sales plan.  Jabber estimates sales and marketing expenses to be approximately $1.9 million for the remainder of 2003.

          Product development expenses consist primarily of employee compensation and programming fees relating to the development and enhancement of the features and functionality of Jabber’s software products.  During the 2003 and 2002 periods, all product development costs were expensed as incurred.  Product development expenses were $757,085 for the second quarter of 2003, or 79% of net revenues, compared to $639,072, or 176% of net revenues for the second quarter of 2002.  Product development expenses were $1,466,935 for the 2003 six-month period, or 69% of net revenues, compared to $1,291,941, or 106% of net revenues for the similar 2002 period.  The increases in the 2003 three-and-six-month periods were primarily from increases in contract labor expense of $114,000 and $206,000, respectively, which supplemented Jabber’s employee-based development team.  The increase in the 2003 six-month period was also attributable to $26,000 more in consulting expense related to Jabber’s efforts to have the Jabber XMPP protocol declared an internet standard by the Internet Engineering Task Force.  Jabber believes that significant investments in product development are critical to attaining its strategic objectives and, as a result, Jabber expects product development expenses to continue to increase in future periods.  Jabber estimates product development expenses to be approximately $2.3 million for the remainder of 2003.

          General and administrative expenses consist primarily of employee compensation, consulting expenses, fees for professional services, and non-cash expense related to stock and warrants issued for services.  General and administrative expenses were $791,060 for the second quarter of 2003, or 82% of net revenues, compared with $526,766, or 145% of net revenues for the second quarter of 2002.  General and administrative expenses were $1,285,779 for the 2003 six-month period, or 60% of net revenues, compared with $1,253,360, or 102% of net revenues for the similar 2002 period.  During the 2003 three-month period, Jabber recorded $230,000 in severance costs associated with the accrual for severance and change in the employment status of Jabber’s CEO to an interim position and will record an additional $40,000 in severance costs during the remainder of 2003 and $75,000 in 2004.  In addition, the increases in the 2003 three-and-six-month periods were primarily from an increase in legal fees of $68,000 and $64,000, respectively; and an increase in costs paid to Webb of $51,000 and $39,000, respectively, for shared executive, finance and administrative costs.  These increases were partially offset in the 2003 three-and-six-month periods by (i) a decease in compensation costs of $41,000 and $201,000, respectively, as a result of reducing headcount by one employee and salary reductions by executives; and (ii) non-cash compensation expense of $30,000 and $59,000, respectively, in incurred in the 2002 periods related to grants of Jabber’s common stock.  The increase in general and administrative expenses in the 2003 six-month period were further reduced by a decrease in contract labor costs of $35,000 and a reduction in travel costs of $22,000 primarily due to fewer trips to Europe.  Jabber expects general and administrative expenses to increase in future periods as it continues to build the administrative infrastructure needed to support its business.  Jabber estimates general and administrative expenses to be at least $1.4 million for the remainder of 2003.

          Depreciation and amortization was $65,540 for the second quarter of 2003 compared to $402,697 for the second quarter of 2002.  Depreciation and amortization was $120,013 for the 2003 six-month period compared to $829,104 for the similar 2002 period.  The decreases were primarily from amortization expense recorded in the 2002 three-and-six-month periods of $346,000 and $727,000, respectively, related to intangible assets that were fully amortized at June 2002.

Other Income and Expenses:

          Interest expense was $6,793 for the second quarter of 2003, compared to $8,225 for the second quarter of 2002.  Interest expense was $45,440 for the 2003 six-month period, compared to $13,560 for the similar 2002 period.  Jabber recorded interest expense to Webb of $6,183 and $8,017 in the 2003 and 2002 three-month periods respectively; and $44,830 and $11,166 in the 2003 and 2002 six-month periods, respectively, from a 12% note payable executed on April 1, 2003, and 9.5% convertible notes payable to Webb, which were outstanding during the 2002 periods and through March 19, 2003.

          Loss on debt extinguishment was $1,571,900 for the 2003 six-month period resulting from the exchange of the convertible note payable to Webb for shares of Jabber’s series D convertible preferred stock in the first quarter of 2003.  The loss was calculated by multiplying the increase in the number of common shares issuable upon conversion by the fair market value of Jabber’s common stock on the date the transaction closed.  Refer to Item 1 – Financial Statements  – Note 4 to Notes to Condensed Financial Statements for a description of this transaction.

Net Loss Applicable to Common Stockholders:

          Net loss applicable to common stockholders was $1,351,047 for the second quarter of 2003, compared to $1,984,797 for the second quarter of 2002.  The decrease in the second quarter of 2003 was primarily from a $602,000 increase in revenue and a reduction in amortization expense of $346,000 related to intangible assets that were fully amortized at June 30, 2002.  These decreases were partially offset by increases in general and administrative expenses of $264,000 and product development expenses of $118,000.  Net loss applicable to common stockholders was $3,645,349 for the 2003 six-month period, including $1,571,900 in non-cash loss on debt extinguishment, compared to $3,650,152 for the similar 2002 period, which included $251,548 in preferred stock dividends.  After taking into consideration the loss on debt extinguishment recorded in the first quarter of 2003, net loss applicable to common stockholders decreased by $1,252,032 primarily from a $908,000 increase in revenue, and a $727,000 decrease in amortization related to intangible assets that were fully amortized at June 30, 2002.  These decreases were offset by increases in sales and marketing expenses of $123,000 and $175,000 in product development expenses.  Jabber expects its net revenues to approximate its expenses for the last six months of 2003.

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

          We expect to incur net losses into 2003.  We have incurred net losses since we began our business totaling approximately $126 million through June 30, 2003, including approximately $67 million of non-cash expenses.  We expect to incur additional substantial operating and net losses in 2003, and do not expect Jabber to achieve positive cash flow from operations until at least the fourth quarter of 2003.

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

          An investment in our common stock is risky because the price of our stock is highly volatile.  Our common stock closed as high as $1.05 per share and as low as $0.25 per share between January 1, 2003 and July 24, 2003.  Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations.  Some of the factors leading to this volatility include:

•	Price and volume fluctuations in the stock market at large that do not relate to our operating performance;
•	Fluctuations in our quarterly revenue and operating results; and
•	Increases in outstanding shares of common stock upon exercise or conversion of derivative securities.

        These factors may continue to affect the price of our common stock in the future.

          We have issued numerous options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders.  As of July 24, 2003, we had issued warrants and options to acquire approximately 16.2 million shares of our common stock, exercisable at prices ranging from $0.24 to $58.25 per share, with a weighted average exercise price of approximately $1.78 per share.  We had also reserved 1,384,000 shares of common stock for issuance upon conversion of our series D junior convertible preferred stock.  During the terms of these derivative securities, the holders will have the opportunity to profit from an increase in the market price of our common stock with resulting potential dilution to the holders of shares who purchased shares for a price higher than the applicable exercise or conversion price.  The increase in the outstanding shares of our common stock because of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by current and future holders of our common stock.

          The significant number of shares issuable upon conversion or exercise of our derivative securities could make it difficult to obtain additional financing.  1,384,000 shares of our common stock may be issued if our series D junior convertible preferred stock is converted.  Due to this significant potential increase in the number of our outstanding shares of common stock, new investors may either decline to make an investment in Webb due to the potential negative effect this additional dilution could have on their investment or require that their investment be on terms at least as favorable as the terms of the notes or convertible preferred stock.  If we are required to provide similar terms to obtain required financing in the future, the onerous terms and significant dilution of these financings could be perpetuated and significantly increased.  The current price of our common stock may make it difficult to raise capital because of the terms of the convertible preferred stock.  Issuances of common stock below $1.00 in future financings may result in substantial additional shares being issued to a significant shareholder and to holders of our convertible securities, causing substantial dilution to other shareholders as well as substantial non-cash charges against our earnings.

          Future sales of our common stock in the public market could depress the price of our common stock.  Actual or potential future sales of substantial amounts of common stock in the public market could depress the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit.  At July 24, 2003 these shares consist of:

•	Up to 1,384,000 shares issuable upon conversion of our series D junior convertible preferred stock; and
•	Approximately 16.2 million shares issuable to warrant and option holders.

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

          Jabber’s operations may be adversely affected by a change in its senior management.  Rob Balgley, President and CEO of Jabber, has resigned and been retained to serve as interim President/CEO until the earlier of December 1, 2003, or the date when Jabber hires a new President/CEO.  Jabber has retained an executive search firm to assist it in hiring a new President/CEO and has begun interviewing candidates for this position.  However, there can be no assurance that a new President/CEO will be hired by December 1, 2003.  Jabber’s operations and business could be adversely affected if Mr. Balgley’s replacement is not found by December 1, 2003, and by disruptions in Jabber’s normal management activities that are likely to occur during the search process and the transition period following the hiring of a new President/CEO.

          A limited number of Jabber’s customers generate a significant portion of its revenues.  Jabber had two and three customers representing 63% and 67% of revenues for the three and six months ended June 30, 2003, respectively.  We expect that Jabber’s current customers will account for a significant percentage of its revenues during 2003.  There is no assurance that Jabber will be able to retain major customers or attract additional major customers.  The loss of or reduction in demand for Jabber’s products or services from major customers could have a material adverse effect on Jabber’s operating results and cash flow from operations.

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

Item 3.  Controls and Procedures

Quarterly evaluation of Disclosure Controls and Internal Controls.  As of the end of the period covered by this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls), and our “internal controls and procedures for financial reporting” (Internal Controls).  This evaluation (the Controls Evaluation) was done under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).  Rules adopted by the Securities and Exchange Commission (SEC) require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

In accord with SEC requirements, the CEO/CFO notes that, since the date of the Controls Evaluation, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Based upon the Controls Evaluation, our CEO/CFO has concluded that our Disclosure Controls are effective to ensure that material information relating to Webb Interactive Services and its consolidated subsidiaries is made known to management, including the CEO/CFO, particularly during the period when our periodic reports are being prepared.

PART II

OTHER INFORMATION

Items 1-5.		Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits:

	3.1(a)	Articles of Incorporation, as amended, of Webb Interactive Services, Inc. (1)
	3.1(b)	Articles of Amendment setting forth the terms of Series D Junior Convertible Preferred Stock (2)
	3.2	Bylaws of Webb Interactive Services, Inc. (3)
	4.1	Specimen form of Webb Interactive Services, Inc. common stock certificate (4)
	4.2	Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)
	4.3	Form of Incentive Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)
	4.4	Form of Nonstatutory Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)
	4.5	Webb Interactive Services, Inc. Stock Option Plan of 2000, including forms of Incentive and Nonstatutory Stock Option Agreements (5)
	4.6	Stock Purchase Warrant dated August 25, 1999, as amended December 18, 1999, issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, Inc. (6)
	4.7	Stock Purchase Warrant dated December 18, 1999 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, Inc. (6)
	4.8	Stock Purchase Warrant dated December 31, 1999 issued to by Webb Interactive Services, Inc. Marshall Capital Management, Inc. and Castle Creek Technology Partners, LLC (7)
	4.9	Form of Stock Purchase Warrant dated February 28, 2001 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, LLC (8)
4.10

Form of Stock Purchase Warrant, form of Series D Stock Purchase Warrant and form of amended Stock Purchase Warrants dated January 17, 2002 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, LLC (2)

	4.12	Form of Stock Purchase Warrant dated December 21, 2001 issued by Webb Interactive Services, Inc. to Jona, Inc. (2)
	4.12	Form of Stock Purchase Warrant dated January 17, 2002 issued by Webb Interactive Services, Inc. to Jona, Inc. (2)
	10.1	Employment Agreement between Webb Interactive Services, Inc. and William R. Cullen, dated March 1, 2002 (9)
	10.2	Employment Agreement between Webb Interactive Services, Inc. and Lindley S. Branson, dated March 1, 2002 (9)
	10.3	Office lease for Webb Interactive Services, Inc.’s principal offices commencing May 2000 (10)
	10.4	First Amendment to office lease, Assignment and Assumption of Lease and Consent to Lease (9)
	10.5	Agreement for sublease of office space (9)
	10.6	Form of Change of Control Agreement between Webb Interactive Services, Inc. and certain employees (11)
	10.7	Securities Purchase Agreement dated as of January 17, 2002, between Webb Interactive Services, Inc. and Jona, Inc. Included as an exhibit is a Registration Rights Agreement (2)
	10.7	Letter Agreement between Webb Interactive Services, Inc. and Jona, Inc. (9)
	10.9	Exchange Agreement dated January 17, 2002 between Webb Interactive Services, Inc. and Castle Creek Technology Partners LLC. Included as an exhibit is a Registration Rights Agreement (2)
	10.10	Jabber OEM Software License Agreement dated October 1, 2001, between Jabber, Inc. and France Telecom. (15)
	10.11	First Amendment to Jabber OEM Software License Agreement dated October 17,2002, between Jabber, Inc. and France Telecom (13)

10.12	Second Amendment to Jabber OEM Software License Agreement dated March 12, 2003, between Jabber, Inc. and France Telecom (14)
10.13

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

10.14	Jabber, Inc. Certificate of Designation for Series D Convertible Preferred Stock (14)
31.1	Certification of Chief Executive Officer and Chief Financial Officer *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William R. Cullen *

*	Filed herewith.
(1)	Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
(2)	Filed with the Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(3)	Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.
(4)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2000, Commission File No. 0-28462.
(5)	Filed with the Current Report on Form 8-K, filed January 22, 2002 and amended on January 29, 2002, Commission File No. 0-28642.
(6)	Filed with Amendment No. 2 to Webb’s Registration Statement on Form S-3, filed January 3, 2000, Commission File No. 333-87887.
(7)	Filed with the Current Report on Form 8-K, filed January 5, 2000, Commission File No. 0-28642.
(8)	Filed with the Current Report on Form 8-K, filed March 1, 2001, Commission File No. 0-28642.
(9)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2001, Commission File No. 0-28642.
(10)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 1999, Commission File No. 0-28642.
(11)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 1998, Commission File No. 0-28642.
(12)	Filed with the Form 10-QSB, Quarterly Report for the period ended March 31, 2002, Commission file No. 0-28642.
(13)	Filed with the Form 10-QSB, Quarterly Report for the period ended September 30, 2002, Commission file No. 0-28642.
(14)	Filed with the Current Report on Form 8-K, filed on March 20, 2003, Commission File No. 0-28642.
(15)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2002, Commission File No. 0-28642.

(b) Reports on Form 8-K. The Company filed reports on Form 8-K during the quarter ended June 30, 2003, as follows: None.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBB INTERACTIVE SERVICES, INC.

Date: August 13, 2003	By	/s/ WILLIAM R. CULLEN

Chief Executive Officer - Chief Financial Officer

	By	/s/ STUART LUCKO

Controller