Form 10QSB
period 2003-09-30
WEBB INTERACTIVE SERVICES INC
filed 2003-11-14
CIK 1011901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2003

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

The number of shares of registrant’s common stock outstanding as of as of November 12, 2003, was: 25,068,168

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEBB INTERACTIVE SERVICES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2003	December 31, 2002
		(Consolidated)
ASSETS
Current assets:
Cash and cash equivalents	$613,520	$1,714,077
Accounts receivable	—	695,378
Prepaid expenses	49,529	172,848
Notes receivable from Company officer	137,466	147,476
Note receivable from Jabber	168,233	—
Short-term deposits and other current assets	27,210	46,014

Total current assets	995,958	2,775,793

Investment in Jabber	807,773	—
Property and equipment, net of accumulated depreciation of $764,563 and $1,250,025, respectively	284,898	974,267

Total assets	$2,088,629	$3,750,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,798	$510,511
Accrued compensation, benefits and payroll taxes	130,780	446,982
Deferred revenue	—	516,303

Total current liabilities	155,578	1,473,796

Commitments and contingencies

Minority interest in Jabber	—	118,337

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized:
Series D junior convertible preferred stock, 1,184 and 2,584 shares issued and outstanding, respectively, liquidation preference of $1,000 per share	906,197	1,977,713
Common stock, no par value, 60,000,000 shares authorized, 23,068,167 and 21,668,167 shares issued and outstanding, respectively	108,232,857	103,644,832
Warrants and options	19,412,790	19,448,886
Deferred compensation	(5,159)	—
Accumulated other comprehensive loss	(7,501)	(17,421)
Accumulated deficit	(126,606,133)	(122,896,083)

Total stockholders’ equity	1,933,051	2,157,927

Total liabilities and stockholders’ equity	$2,088,629	$3,750,060

The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenues	$—	$926,513	$646,613	$2,149,944

Operating expenses:
Cost of revenues	—	290,024	161,899	597,094
Sales and marketing	—	608,422	356,983	1,469,158
Product development	—	677,315	590,569	1,969,256
General and administrative	214,235	779,383	1,137,955	3,184,932
Depreciation and amortization	30,004	118,900	178,017	1,099,468

	244,239	2,474,044	2,425,423	8,319,908

Loss from operations	(244,239)	(1,547,531)	(1,778,810)	(6,169,964)
Interest income	5,890	8,517	14,374	34,055
Loss from investment in Jabber	(614,836)	—	(1,091,021)	—
Interest expense	—	—	—	(616,162)
Loss on extinguishment of 10% convertible note payable	—	—	—	(1,162,934)
Other income (loss), net	(867)	4,402	6,928	12,191

Net loss before minority interest in losses of Jabber	(854,052)	(1,534,612)	(2,848,529)	(7,902,814)
Minority interest in losses of Jabber	—	8,893	2,709	2,048,855

Net loss before extraordinary income	(854,052)	(1,525,719)	(2,845,820)	(5,853,959)
Extraordinary income	—	—	—	225,993

Net loss	(854,052)	(1,525,719)	(2,845,820)	(5,627,966)
Preferred stock dividends on Jabber preferred stock	—	—	—	(125,187)
Accretion of preferred stock to stated value and other deemed dividends	—	(10,387)	—	(648,710)

Net loss applicable to common stockholders	$(854,052)	$(1,536,106)	$(2,845,820)	$(6,401,863)

Net loss applicable to common stockholders per share, basic and diluted	$(0.04)	$(0.07)	$(0.13)	$(0.35)

Weighted average shares outstanding, basic and diluted	22,931,210	21,342,624	22,597,837	18,527,602

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,845,820)	$(5,627,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	178,017	407,720
Amortization expense	—	691,748
Loss from investment in Jabber	1,091,021	—
Minority interest in losses of subsidiary	(2,709)	(2,048,855)
Loss from extinguishment of 10% convertible note payable	—	1,162,934
Extraordinary income from creditor concessions	—	(225,993)
Stock and stock options issued for services	62,679	71,143
Gain on sale and disposal of property and equipment	(7,621)	(2,022)
Bad debt expense	—	24,918
Accrued interest receivable	(1,800)	—
Accrued interest payable on convertible note payable	—	2,394
Interest expense from beneficial conversion features and warrants	—	343,510
Amortization of discounts and debt issuance costs	—	214,508
Changes in operating assets and liabilities:
Increase in accounts receivable	(404,246)	(192,682)
(Decrease) increase in prepaid expenses	9,006	(112,193)
Decrease in short-term deposits and other assets	11,178	59,958
Increase (decrease) in accounts payable and accrued liabilities	108,240	(347,220)
Increase in accrued compensation, benefits and payroll taxes	58,190	279,702
Decrease in accrued interest payable	—	(48,632)
Increase (decrease) in deferred revenue	653,287	(32,804)

Net cash used in operating activities	(1,090,578)	(5,379,832)

Cash flows from investing activities:
Purchase of property and equipment	(4,500)	(59,327)
Purchase of Jabber securities from third-party investors	(34,993)
Cash retained by Jabber at March 19, 2003	(68,991)	—
Collection of note receivable from Jabber	62,114	—
Collections from Jabber	20,477	—
Proceeds from the sale of property and equipment	—	2,022
Collection of notes receivable from Company officer	10,010	10,009

Net cash used in investing activities	(15,883)	(47,296)

Cash flows from financing activities:
Payments on capital leases	—	(35,599)
Payment of short-term notes payable	—	(1,340,000)
Payment on 10% convertible note payable	—	(720,000)
Proceeds from issuance of short-term notes payable	—	1,200,000
Proceeds from issuance of common stock and warrants	—	7,500,000

Net cash provided by financing activities	—	6,604,401

Net (decrease) increase in cash and cash equivalents	(1,106,461)	1,177,273
Effect of foreign currency exchange rate changes on cash	5,904	(8,680)
Cash and cash equivalents, beginning of period	1,714,077	922,365

Cash and cash equivalents, end of period	$613,520	$2,090,958

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$104,381

Supplemental schedule of non-cash investing and financing activities:
Equity adjustment related to sale of Jabber stock	$3,472,282	$—
Series D junior convertible preferred stock converted to common stock	$1,071,516	$956,711
Business software sold to Jabber in exchange for note receivable	$220,059	$—
Accretion of preferred stock to stated value and other deemed dividends	$—	$648,710
Preferred stock dividends on Jabber preferred stock	$—	$125,187
10% convertible note payable exchanged for series D junior convertible preferred stock	$—	$1,078,497

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The sole business of Webb Interactive Services, Inc. (collectively the Company, Webb, we, us or our) is the ownership of securities of Jabber, Inc. (Jabber). At September 30, 2003, on an as-if converted basis, we owned 43.6% of Jabber’s common stock. On March 19, 2003, Jabber issued 25,218,914 shares of its series D convertible preferred stock for $5 million in gross cash proceeds and the cancellation of $2.2 million of convertible notes payable to Webb. As a result of this transaction, Webb’s ownership in Jabber was reduced from 77.8% on an as-if converted basis prior to the transaction to 43.3% immediately after the transaction. With this change in ownership interest, Webb evaluated whether to continue the consolidation method of accounting for Jabber in its financial statements. Webb considered whether it continued to exercise control over the operations of Jabber based on its ownership percentage, voting rights, board of director seats and management influence. While Webb does exert significant influence, Webb has determined that it no longer exercises control over the operations of Jabber. As a result, after March 19, 2003, Webb ceased consolidating the financial results of Jabber in its financial statements and began to report its investment in Jabber under the equity method of accounting.

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

NOTE 2 – STOCK BASED COMPENSATION PLANS

We issue stock options to our employees and outside directors to purchase our stock pursuant to stockholder approved stock option programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations. No stock-based employee compensation cost is reflected in net loss for the three and nine months ended September 30, 2003 and 2002, as all options granted under these plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period. The following table illustrates the effect on net income and earnings per share as if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting and Disclosure of Stock Based Compensation (SFAS 123).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss applicable to common stockholders as reported	$(854,052)	$(1,536,106)	$(2,845,820)	$(6,401,863)
Expense calculated under APB 25	—	—	—	—
Expense calculated under SFAS 123	(101,551)	(584,855)	(542,870)	(2,334,163)

Pro-forma net loss applicable to common stockholders	$(955,603)	$(2,120,961)	$(3,388,690)	$(8,736,026)

Pro-forma net loss applicable to common stockholders per share-basic and diluted	$(0.04)	$(0.10)	$(0.15)	$(0.47)

We estimate the fair value of our options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. There were no options granted in the three months ended September 30, 2003 and 2002. The fair value of options granted in the nine months ended September 30, 2003 and 2002, were estimated at the date of grant using a Black-Scholes pricing model with the assumptions in the table which follows.

	Nine Months Ended September 30,
	2003	2002
Risk-free interest rate	1.59%	5.39%
Expected dividend yield	0%	0%
Expected lives	3 years	0.9 to 5 years
Expected volatility	125%	125%
Weighted average fair value	$0.57	$0.42

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

	September 30,
	2003	2002
Stock options	3,167,086	4,557,919
Warrants	12,734,700	12,715,315
Series D junior convertible preferred stock	1,184,000	2,784,000

Total	17,085,786	20,057,234

The number of shares excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method were 293,985 and 399,022 for the three and nine months ended September 30, 2003, respectively, and 75,525 and 199,670 for the three and nine months ended September 30, 2002, respectively.

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

As a result of the Jabber investment transaction on March 19, 2003, Webb’s ownership in Jabber was reduced from 77.8% on an as-if converted basis prior to the transaction to 43.3% immediately after the transaction. With this change in ownership interest, Webb evaluated whether to continue the consolidation method of accounting for Jabber in its financial statements. Webb considered whether it continued to exercise control over the operations of Jabber based on its ownership percentage, voting rights, board of director seats and management influence. While Webb does exert significant influence, Webb has determined that it no longer exercises control over the operations of Jabber. As a result, on March 20, 2003, Webb ceased consolidating the financial results of Jabber with its financial statements and began to report its investment in Jabber under the equity method of accounting.

On March 19, 2003, Webb, France Telecom Technologies Investissements, a wholly-owned subsidiary of France Telecom (FTTI) and Intel Capital Corporation, a wholly-owned subsidiary of Intel Corporation (Intel), purchased an aggregate of 25,218,914 shares of Jabber’s series D convertible preferred stock for an aggregate consideration of $7,200,000 ($0.2855 per share). Webb’s investment was in the form of the cancellation of a $2.2 million convertible note receivable from Jabber for 7,705,779 shares of Jabber’s series D preferred stock.

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

The Jabber series D convertible preferred stock purchase agreement provides that, without the prior approval of holders of 66 2/3% of the outstanding shares of Jabber series D convertible preferred stock, Jabber will not engage in any transaction or arrangement for the distribution of Jabber’s securities to the public, except in connection with a qualified public offering; permit any transaction which would result in any of the holders of the Jabber series D convertible preferred stock owning more than 49% of Jabber’s authorized shares of capital stock calculated either by ownership percentage or voting power; or take any other action, other than in connection with a qualified public offering, that would result in Jabber becoming a reporting company under the Securities Exchange Act of 1934. If that event has not occurred by January 1, 2005 that would permit Webb to distribute its Jabber securities to the Webb shareholders, Webb may require FTTI, on an annual basis until such an event shall have occurred, to sell Webb 1,000,000 shares of the Jabber common stock held by FTTI, at a purchase price equal to the conversion price for the Jabber series D convertible preferred stock plus interest compounded at 15% per annum. If the 49% ownership limit described above limits Webb’s ability to exercise this right, then the right will be suspended until Webb is able to exercise the right in full within the 49% limitation or upon an event which provides liquidity for all of Jabber’s shareholders, at which time the 49% limitation would be waived.

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

Also as a result of the investment transaction in Jabber, Webb recorded an adjustment to equity of $3,472,282 in accordance with SEC Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary. The amount was computed as the difference between Webb’s investment in Jabber immediately after the investment transaction and multiplying Jabber’s net worth at March 19, 2003, by Webb’s ownership percentage immediately after the investment transaction. The series D preferred stock purchase agreement also provided for Jabber to purchase business software owned by Webb at a rate of $12,000 per month for a period of 21 months commencing April 1, 2003. Webb recorded a gain upon the sale of the software of approximately $8,500 and expects to record interest income over the term of the loan of approximately $25,000. In addition, the series D preferred stock agreement also provides that no later than August 31, 2004, Jabber shall purchase Webb’s computer equipment, office furnishings and fixtures and other office equipment at a purchase price of $200,000. Webb’s estimated net book value of these assets at August 31, 2004, is expected to approximate the purchase price.

In addition, during September 2003, Webb acquired 60,000 shares of Jabber’s common stock for $34,993 from two individual Jabber stockholders. As a result, Webb’s ownership in Jabber increased from 43.3% to 43.6% at September 30, 2003.

The unaudited condensed financial information for Jabber is presented below:

	Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net revenues	$964,324	$926,513	$3,095,662	$2,149,944
Costs and expenses	2,377,238	2,150,034	6,546,422	6,692,243

Loss from operations	(1,412,914)	(1,223,521)	(3,450,760)	(4,542,299)
Other income (loss), net	(5,033)	(16,846)	(1,612,536)	(23,547)

Net loss	$(1,417,947)	$(1,240,367)	$(5,063,296)	$(4,565,846)

Webb’s loss from investment in Jabber	$(614,836)		$(1,091,021)

	Financial Position
	September 30, 2003	December 31, 2002
Cash and cash equivalents	$2,023,899	$330,879
Accounts receivable, net	$4,434,932	$695,378
Other current assets	$249,120	$156,962
Property and equipment, net	$462,867	$398,972
Accounts payable and accrued liabilities	$1,435,584	$778,086
Deferred revenue	$3,786,561	$515,986
Note, convertible notes and other amounts payable to Webb	$168,233	$2,025,478
Stockholders’ equity (deficit)	$1,780,440	$(1,737,676)

Webb’s loss from investment in Jabber for the nine months ended September 30, 2003, includes net losses from March 20, 2003 to September 30, 2003. Prior to March 20, 2003, and for the three and nine months ended September 30, 2002, the results of operations from Jabber were consolidated with Webb’s results of operations.

Included in other income (loss), net for the nine months ended September 30, 2003, is a $1.572 million non-cash loss on debt extinguishment resulting from the exchange of the convertible note payable to Webb for shares of Jabber’s series D preferred stock in the first quarter of 2003. This amount was eliminated in consolidation in the three months ended March 31, 2003.

Net revenues for Jabber include revenue recognized from France Telecom, also an investor in Jabber. For the three months ended September 30, 2003 and 2002, France Telecom represented 53% and 13%, respectively, of Jabber’s total revenues and 51% and 13% for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 5 – STOCK BASED COMPENSATION EXPENSE

In April 2003, we entered into a six-month agreement with a consulting company to provide Webb with investor relation services. In connection with the agreement, we issued the consulting company a three-year warrant to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share, which vest 50,000 shares on July 16, 2003 and 50,000 on October 14, 2003. We applied variable plan accounting pursuant to SFAS 123 and related interpretations and valued the warrant at $61,907 utilizing the Black-Scholes option-pricing model with the assumptions in the table that follows. The value of the warrant is being amortized to expense over the term of the agreement and for the three and nine months ended September 30, 2003, we recorded $30,953 and $56,748, respectively, of non-cash compensation expense.

Black-Scholes option-pricing model assumptions:
Exercise price	$1.00
Fair market value of common stock on valuation date	$0.82
Option life	3 years
Volatility rate	144%
Risk-free rate of return	2.8%
Dividend rate	0%

In April 2003, we entered into a month-to-month agreement with a consulting company to provide Webb with investor relation services including stock support. In connection with the agreement, we issued two separate three-year options to purchase 10,000 shares each of our common stock at $1.00 per share. The first option vests ratably over a three-month period beginning on May 2, 2003. The second option vests based on an average daily trading volume for any 60-day trading period subsequent to the date of the option agreement. At September 30, 2003, no shares from the second option were vested. We applied variable plan accounting pursuant to SFAS 123 and related interpretations and valued the option and recorded non-cash compensation expense in the nine months ended September 30, 2003, totaling $5,931 utilizing the Black-Scholes option-pricing model with the assumptions in the table that follows.

Black-Scholes option-pricing model assumptions:
Exercise price	$1.00
Fair market value of common stock on valuation date	$0.67 to $ 0.82
Option life	3 to 2.8 years
Volatility rate	144%
Risk-free rate of return	2.76% to 2.92%
Dividend rate	0%

NOTE 6 – SERIES D JUNIOR CONVERTIBLE PREFERRED STOCK

During the first three quarters of 2003, the holder of our series D junior convertible preferred stock converted 1,400 shares into 1,400,000 shares of our common stock at a conversion price per share of $1.00 as follows:

	Number of Shares
Conversion Date	Series D Preferred Stock	Common Stock
January 7, 2003	200	200,000
January 28, 2003	200	200,000
February 21, 2003	200	200,000
March 20, 2003	200	200,000
April 23, 2003	200	200,000
June 5, 2003	200	200,000
September 5, 2003	200	200,000

Total	1,400	1,400,000

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

NOTE 8 – SUBSEQUENT EVENTS

Exchange of Warrants for Common Stock-

During 2002, we competed a private placement with Jona, Inc. (Jona) in which we sold 7,500,000 shares of our common stock and warrants representing the right to purchase an aggregate of 10,060,000 shares of our common stock at a warrant exercise price of $1.00 per share (the Warrants). On October 21, 2003, we entered into an agreement with Jona whereby on November 12, 2003, we issued Jona 1,800,000 shares of our restricted common stock in exchange for all of the then outstanding Warrants. As a result of the exchange, in the fourth quarter of 2003 we will record a credit to accumulated deficit of $6,787,989, calculated as the difference between the fair value of the warrants and the fair market value of the common stock on November 12, 2003, as follows:

Fair value of warrants using Black-Scholes option-pricing model	$8,677,989
Fair market value of common stock	1,890,000

Credit to accumulated deficit	$6,787,989

Black-Scholes option-pricing model assumptions:
Exercise price	$1.00
Fair market value of common stock on valuation date	$1.05
Option life	3.2 to 3.4 years
Volatility rate	144%
Risk-free rate of return	2.04%
Dividend rate	0%

Conversion of Series D Junior Convertible Preferred Stock-

On October 23, 2003, the holder of our series D junior convertible preferred stock converted 200 shares into 200,000 shares of our common stock at a conversion price per share of $1.00.

WEBB INTERACTIVE SERVICES, INC.

UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

RECONCILIATION OF WEBB PARENT ONLY FINANCIAL STATEMENTS TO AS REPORTED FINANCIAL STATEMENTS

With the purchase of Jabber’s series D convertible preferred stock on March 19, 2003, by Webb, FTTI and Intel, Webb’s ownership in Jabber was reduced from 77.8% on an as-if converted basis prior to the transaction to 43.3% immediately after the transaction. Due to this change in ownership, on March 20, 2003, Webb ceased consolidating the financial results of Jabber with Webb’s financial statements and began to report its investment in Jabber under the equity method of accounting. Presented below are the unaudited consolidating financial statements for all periods in which Webb consolidated Jabber’s results of operations with its own to aid the reader in better understanding the financial statements of Webb for all periods presented. The amounts in the column labeled “Consolidated” represent the presentation in accordance with accounting principles generally accepted in the United States (GAAP) and the amounts reported in our financial statements.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003

	WEBB	JABBER (1)	ELIMINATIONS	GAAP CONSOLIDATED
Net revenues	$—	$646,613	$—	$646,613

Operating expenses:
Cost of revenues	—	161,899	—	161,899
Sales and marketing expenses	—	356,983	—	356,983
Product development expenses	—	590,569	—	590,569
General and administrative expenses	710,794	427,161	—	1,137,955
Depreciation and amortization	131,189	46,828		178,017

	841,983	1,583,440	—	2,425,423

Loss from operations	(841,983)	(936,827)	—	(1,778,810)

Interest income	1,624,508	413	(1,610,547)	14,374
Loss from investment in Jabber	(3,635,967)		2,544,946	(1,091,021)
Loss on extinguishment of convertible notes payable to Webb	—	(1,571,900)	1,571,900	—
Other income (loss), net	7,622	(694)	—	6,928
Interest expense	—	(38,647)	38,647	—

Net loss before minority interest in losses of Jabber	(2,845,820)	(2,547,655)	2,544,946	(2,848,529)

Minority interest in losses of subsidiary	—	—	2,709	2,709

Net loss	$(2,845,820)	$(2,547,655)	$2,547,655	$(2,845,820)

(1)	The operating results of Jabber are for the period ended March 19, 2003.

UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003

	WEBB	JABBER (1)	ELIMINATIONS	GAAP CONSOLIDATED
Cash flows from operating activities:
Net loss	$(2,845,820)	$(2,547,655)	$2,547,655	$(2,845,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	131,189	46,828	—	178,017
Interest income on exchange of convertible note receivable from Jabber	(1,571,900)	—	1,571,900	—
Loss on extinguishment of convertible notes payable to Webb	—	1,571,900	(1,571,900)	—
Loss from investment in Jabber	3,635,967	—	(2,544,946)	1,091,021
Minority interest in losses of subsidiary	—	—	(2,709)	(2,709)
Stock and stock options issued for services	62,679	—	—	62,679
Gain on sale and disposal of property and equipment	(7,621)	—	—	(7,621)
Accrued interest receivable	(1,800)	—	—	(1,800)
Accrued interest payable on convertible note payable	—	38,647	(38,647)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	—	(404,246)	—	(404,246)
(Increase) decrease in prepaid expenses	(26,018)	35,024	—	9,006
Decrease in short-term deposits and other assets	11,178	—	—	11,178
Increase (decrease) in accounts payable and accrued liabilities	(90,622)	160,215	38,647	108,240
Increase (decrease) in accrued compensation, benefits and payroll taxes	66,796	(8,606)	—	58,190
Increase in deferred revenue	—	653,287	—	653,287

Net cash used in operating activities	(635,972)	(454,606)	—	(1,090,578)

Cash flows from investing activities:
Purchase of property and equipment	—	(4,500)	—	(4,500)
Cash invested in Jabber	(195,000)	—	195,000	—
Purchase of Jabber securities from third-party investors	(34,993)	—	—	(34,993)
Cash retained by Jabber at March 19, 2003	—	—	(68,991)	(68,991)
Collection of note receivable from Jabber	62,114	—	—	62,114
Collections from Jabber	20,477	—	—	20,477
Collection of notes receivable from Company officer	10,010	—	—	10,010

Net cash used in investing activities	(137,392)	(4,500)	126,009	(15,883)

Cash flows from financing activities:
Cash investment from Webb	—	195,000	(195,000)	—

Net cash provided by financing activities	—	195,000	—	—

Net decrease in cash and cash equivalents	(773,364)	(264,106)	(68,991)	(1,106,461)
Effect of foreign currency exchange rate changes on cash	3,686	2,218	—	5,904
Cash and cash equivalents, beginning of period	1,383,198	330,879	—	1,714,077

Cash and cash equivalents, end of period	$613,520	$68,991	$(68,991)	$613,520

(1)	The cash flows for Jabber are for the period ended March 19, 2003.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2002

	WEBB	JABBER	ELIMINATIONS	GAAP CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$1,383,198	$330,879	$—	$1,714,077
Accounts receivable, net	—	695,378	—	695,378
Prepaid expenses	23,511	149,337	—	172,848
Notes receivable and accrued interest from Company officer	147,476	—	—	147,476
Convertible notes receivable from Jabber	2,025,477	—	(2,025,477)	—
Short-term deposits and other current assets	38,388	7,626	—	46,014

Total current assets	3,618,050	1,183,220	(2,025,477)	2,775,793
Investment in subsidiary	(2,835,435)	—	2,835,435	—
Property and equipment, net	637,013	398,972	(61,718)	974,267

Total assets	$1,419,628	$1,582,192	$748,240	$3,750,060

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$115,420	$395,091	$—	$510,511
Accrued salaries and payroll taxes payable	63,984	382,998	—	446,982
Convertible notes payable to Webb	—	2,025,477	(2,025,477)	—
Deferred revenue	—	516,303	—	516,303

Total current liabilities	179,404	3,319,869	(2,025,477)	1,473,796

Minority interest in subsidiary	—	—	118,337	118,337
Stockholders’ equity (deficit)
Convertible preferred stock	1,977,713	225,000	(225,000)	1,977,713
Common stock	103,644,832	19,924,910	(19,924,910)	103,644,832
Warrants and options	19,389,179	59,707	—	19,448,886
Accumulated other comprehensive losses	(11,187)	(6,234)	—	(17,421)
Accumulated deficit	(123,760,313)	(21,941,060)	22,805,290	(122,896,083)

Total stockholders’ equity (deficit)	1,240,224	(1,737,677)	2,655,380	2,157,927

Total liabilities and stockholders’ equity (deficit)	$1,419,628	$1,582,192	$748,240	$3,750,060

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002

	WEBB	JABBER	ELIMINATIONS	GAAP CONSOLIDATED
Net revenues	$—	$926,513	$—	$926,513

Operating expenses:
Cost of revenues	—	290,024	—	290,024
Sales and marketing expenses	—	608,422	—	608,422
Product development expenses	—	677,315	—	677,315
General and administrative expenses	261,710	517,673	—	779,383
Depreciation and amortization	71,740	56,600	(9,440)	118,900

	333,450	2,150,034	(9,440)	2,474,044

Loss from operations	(333,450)	(1,223,521)	9,440	(1,547,531)
Interest income	29,765	232	(21,480)	8,517
Loss from investment in Jabber	(1,231,473)		1,231,473	—
Other income, net	—	4,402	—	4,402
Interest expense	—	(21,480)	21,480	—

Net loss before minority interest in losses of Jabber	(1,535,158)	(1,240,367)	1,240,913	(1,534,612)
Minority interest in losses of subsidiary	—	—	8,893	8,893

Net loss	(1,535,158)	(1,240,367)	1,249,806	(1,525,719)
Accretion of preferred stock to redemption value	(10,387)	—	—	(10,387)

Net loss applicable to common stockholders	$(1,545,545)	$(1,240,367)	$1,249,806	$(1,536,106)

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002

	WEBB	JABBER	ELIMINATIONS	GAAP CONSOLIDATED
Net revenues	$—	$2,149,944	$—	$2,149,944

Operating expenses:
Cost of revenues	—	597,094	—	597,094
Sales and marketing expenses	—	1,469,158	—	1,469,158
Product development expenses	—	1,969,256	—	1,969,256
General and administrative expenses	1,413,901	1,771,031	—	3,184,932
Depreciation and amortization	265,053	885,704	(51,289)	1,099,468

	1,678,954	6,692,243	(51,289)	8,319,908

Loss from operations	(1,678,954)	(4,542,299)	51,289	(6,169,964)
Interest income	62,681	4,020	(32,646)	34,055
Dividend income	199,484	—	(199,484)	—
Other income, net	4,717	7,474	—	12,191
Loss from investment in Jabber	(4,449,903)	—	4,449,903	—
Loss on extinguishment of debt	(1,162,934)	—	—	(1,162,934)
Interest expense	(613,767)	(35,041)	32,646	(616,162)

Net loss before minority interest in losses of Jabber	(7,638,676)	(4,565,846)	4,301,708	(7,902,814)
Minority interest in losses of subsidiary	—	—	2,048,855	2,048,855

Net loss before extraordinary income	(7,638,676)	(4,565,846)	6,350,563	(5,853,959)
Extraordinary income	225,993	—	—	225,993

Net loss	(7,412,683)	(4,565,846)	6,350,563	(5,627,966)
Preferred stock dividends	—	(324,671)	199,484	(125,187)
Accretion of preferred stock to redemption value	(648,710)	—	—	(648,710)

Net loss applicable to common stockholders	$(8,061,393)	$(4,890,517)	$6,550,047	$(6,401,863)

UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2002

	WEBB	JABBER	ELIMINATIONS	GAAP CONSOLIDATED
Cash flows from operating activities:
Net loss	$(7,412,683)	$(4,565,846)	$6,350,563	$(5,627,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	265,053	158,403	(15,736)	407,720
Amortization expense	—	727,301	(35,553)	691,748
Loss from investment in Jabber	4,449,903	—	(4,449,903)	—
Minority interest in losses of subsidiary	—	—	(2,048,855)	(2,048,855)
Loss from extinguishment of 10% convertible note payable	1,162,934	—	—	1,162,934
Extraordinary income from creditor concessions	(225,993)	—	—	(225,993)
Dividend income from Jabber received in stock	(199,484)	—	199,484	—
Stock and stock options issued for services	4,236	66,907	—	71,143
Gain on sale and disposal of property and equipment	(2,022)	—	—	(2,022)
Bad debt expense	—	24,918	—	24,918
Accrued interest payable on convertible note receivable	(32,647)	—	32,647	—
Accrued interest payable on convertible note payable	—	35,041	(32,647)	2,394
Interest expense beneficial conversion features and warrants	343,510	—	—	343,510
Amortization of discounts and debt issuance costs	214,508	—	—	214,508
Changes in operating assets and liabilities, net:	(577,181)	183,310	—	(393,871)

Net cash used in operating activities	(2,009,866)	(3,369,966)	—	(5,379,832)

Cash flows from investing activities:
Purchase of property and equipment	(9,995)	(49,332)	—	(59,327)
Cash invested in Jabber	(2,680,000)	—	2,680,000	—
Proceeds from the sale of property and equipment	2,022	—	—	2,022
Collection of notes receivable from Company officer	10,009	—	—	10,009

Net cash used in investing activities	(2,677,964)	(49,332)	2,680,000	(47,296)

Cash flows from financing activities:
Payments on capital leases	(35,599)	—	—	(35,599)
Payment of short-term notes payable	(1,340,000)	—	—	(1,340,000)
Payment on 10% convertible note payable	(720,000)	—	—	(720,000)
Proceeds from issuance of short-term notes payable	1,200,000	—	—	1,200,000
Proceeds from issuance of common stock and warrants	7,500,000	—	—	7,500,000
Cash investment by Webb in Jabber	—	2,680,000	(2,680,000)	—

Net cash provided by financing activities	6,604,401	2,680,000	(2,680,000)	6,604,401

Net (decrease) increase in cash and cash equivalents	1,916,570	(739,298)	—	1,177,273
Effect of foreign currency exchange rate changes on cash	(2,637)	(6,043)	—	(8,680)
Cash and cash equivalents, beginning of period	24,730	897,635	—	922,365

Cash and cash equivalents, end of period	$1,938,664	$152,294	$—	$2,090,958

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

With the purchase of Jabber’s series D convertible preferred stock on March 19, 2003, by Webb, FTTI and Intel, Webb’s ownership in Jabber was reduced from 77.8% on as as-if converted basis prior to the transaction to 43.3% immediately after the transaction. Due to this change in ownership interest, Webb evaluated whether to continue the consolidation method of accounting for Jabber in its financial statements. Webb considered whether it continued to exercise control over the operations of Jabber based on its ownership percentage, voting rights, board of director seats and management influence. Based on this evaluation, Webb determined that while it exercises significant influence on Jabber’s operations, it no longer exercises control over Jabber’s operations. As a result, on March 20, 2003, Webb ceased consolidating the financial results of Jabber with those of Webb and began to account for its investment in Jabber under the equity method.

Webb, as a holding company, has no independent source of revenue and will, therefore, continue to incur losses from its operations. Webb’s value is dependant upon the success of Jabber. Jabber’s ability to become profitable depends on its ability to market its products and services and generate revenues sufficient to exceed its expenses. Because of the new and evolving nature of instant messaging technologies and Jabber’s early stage of development, we cannot be sure that Jabber’s revenue model will prove to be viable, whether demand for its products and services will materialize at the prices it expects to charge, or whether its current or future pricing levels will be sustainable.

During September 2003, Webb acquired 60,000 shares of Jabber’s common stock for $34,993 from two individual Jabber stockholders. As a result, Webb’s ownership in Jabber increased from 43.3% to 43.6% at September 30, 2003.

During 2002, we completed a private placement with Jona, Inc. (Jona) in which we sold 7,500,000 shares of our common stock and warrants representing the right to purchase an aggregate of 10,060,000 shares of our common stock at a warrant exercise price of $1.00 per share (the Warrants). On October 21, 2003, we entered into an agreement with Jona whereby on November 12, 2003, we issued Jona 1,800,000 shares of our restricted common stock in exchange for all of the then outstanding Warrants. As a result of the exchange, in the fourth quarter of 2003 we will record a credit to accumulated deficit of $6,787,989, calculated as the difference between the fair value of the warrants and the fair market value of the common stock on the date the stock was issued, November 12, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Amounts included in Webb’s liquidity and capital resources discussion for the nine months ended September 30, 2003 and 2002, include the accounts of Webb only and do not reflect the consolidation of Jabber as previously reported in the financial statements included herein and in our annual report on Form 10-KSB as previously filed so as to present the 2002 numbers on a comparative basis with 2003. Included in the reported financial statements and not reflected below are the consolidated results of Jabber for the full year ended December 31, 2002, and through March 19, 2003, for the nine months ended September 30, 2003. See the unaudited supplemental financial information for a reconciliation of Webb’s stand-alone financial statements presented below to its consolidated financial statements as reported for these periods.

	September 30, 2003		December 31, 2002
Working capital	$840,380	[1]	$3,438,646	[2]
Cash and cash equivalents	$613,520		$1,383,197

	Nine Months Ended September 30,
	2003	2002
Cash used in operating activities	$(635,972)	$(2,009,866)
Cash used in investing activities	$(137,392)	$(2,677,964)
Cash provided by financing activities	$—	$6,604,401

[1]	Includes a $168,233 note receivable from Jabber.
[2]	Includes $2,025,477 in convertible notes receivable from Jabber.

Working capital: Working capital is calculated by deducting current liabilities from current assets. Working capital decreased during the nine months ended September 30, 2003, as compared with December 31, 2002, primarily due to funding our operating activities with cash on-hand at December 31, 2002, the conversion of the convertible notes receivable from Jabber and investing an additional $195,000 in Jabber during the first quarter of 2003.

Cash flows used in operating activities: Cash used in operating activities decreased significantly during the nine months ended September 30, 2003,as compared with the similar 2002 period primarily due to a decrease in operating expenses totaling $703,000 and the payment of 2001 obligations in the first quarter of 2002 totaling $472,000.

Cash flows used in investing activities: Cash used in investing activities decreased during the nine months ended September 30, 2003, primarily due to investing $2.5 million less cash in Jabber as compared with the similar 2002 period. As a result of the Jabber financing in March 2003, Webb is not planning any additional direct funding of Jabber, other than the potential participation in the second series D convertible preferred stock financing. See Item 1 – Financial Statements – Note 4 to Notes to Condensed Financial Statements for additional details regarding the potential participation in the second series D convertible preferred stock financing.

Cash flows from financing activities: Cash provided from financing activities in the 2003 nine-month period was zero. Cash provided from financing activities in the 2002 nine-month period is primarily a result of sale of our common stock and warrants to purchase our common stock in the first quarter of 2002 for which we received $7.5 million in proceeds.

In connection with the Jabber financing in March 2003, Webb and Jabber formalized a two-year cost sharing arrangement commencing April 1, 2003, whereby Jabber has agreed to pay (i) 80% of the cost of two shared employees who provide accounting services for both companies; (ii) 60% of the cost of the Secretary and General Counsel for Webb who performs similar services for Jabber; and (iii) $100,000 annually for salary and 44% of the expenses of the CEO of Webb for serving on Jabber’s executive committee. We estimate that we will receive approximately $36,000 per month through March 31, 2004, from Jabber for this cost sharing arrangement. In addition, commencing April 1, 2003, we began receiving from Jabber $12,000 per month for 21 months for the purchase of third-party business software we owned and we will receive an additional $200,000 by August 31, 2004, from Jabber for the purchase of computer equipment, office furnishings and fixtures and other office equipment. We believe our cash on-hand of approximately $557,000 at October 31, 2003, will be sufficient to fund Webb’s operating expenses to at least April 2005. Webb’s operating expenses are generally fixed in nature and include compensation costs, investor relations and the cost associated with being a public company. Our monthly cash requirements, after the cost sharing arrangement and the sale of property and equipment to Jabber, are forecasted to average approximately $32,000 for the remainder of 2003, $28,000 for 2004 and $59,000 for 2005.

RESULTS OF OPERATIONS

Amounts included in Webb’s results of operations discussion for the nine months ended September 30, 2003 and 2002, include the accounts of Webb only and do not reflect the consolidation of Jabber as previously reported in the financial statements included herein and in our annual report on Form 10-KSB as previously filed so as to present the 2002 numbers on a comparative basis with 2003. Included in the reported financial statements and not reflected below are the consolidated results of Jabber for the full year ended December 31, 2002, and through March 19, 2003, for the nine months ended September 30, 2003. See the unaudited supplemental financial information for a reconciliation of Webb’s stand-alone financial statements presented below to its consolidated financial statements as reported for these periods.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See Form 10-KSB for the year ended December 31, 2002, Item 7 – Financial Statements – Note 2 to Notes to Consolidated Financial Statements, which contains additional information regarding Webb’s accounting policies and other disclosures required by GAAP.

Accounting for Investment in Jabber

We report our investment in Jabber using the equity method of accounting whereby we record our percentage of Jabber’s net income or losses as an increase or a reduction to the carrying value of our investment account on our balance sheet and as income or losses in our results of operations. To the extent that we record losses from Jabber, our investment account will not be reduced below zero, unless at some future date we become obligated to fund future Jabber losses, if any. The use of the equity method of accounting represents a change on how we reported our investment in Jabber prior to March 19, 2003, the date on which Jabber sold shares of its series D convertible preferred stock to FTTI, Intel and Webb. Prior to this date, we consolidated the operations of Jabber with our own.

As a result of the March 19, 2003, Jabber financing, our ownership in Jabber was reduced from 77.8% on an as-if converted basis prior to the transaction to 43.3% immediately after the transaction. With this change in ownership and the additional terms of the Jabber series D convertible preferred stock (See Financial Statements – Note 4 to Notes to Unaudited Interim Condensed Financial Statements), we evaluated whether to continue the consolidation method of accounting for Jabber in our financial statements. We considered whether we continued to exercise control over the operations of Jabber based on our ownership percentage, voting rights, board of director seats and management influence. Based on this evaluation, we have determined that we no longer exercise control over the operations of Jabber, but do exert significant influence and therefore we changed from consolidating Jabber’s operations with our own to reporting our investment in Jabber using the equity method of accounting.

We shall continue to evaluate the facts and circumstances of our relationship with Jabber on an as needed basis in our continuing evaluation of our reporting method related to Jabber. A change in our relationship with Jabber or the issuance of future guidance, if any, on consolidating subsidiaries may change the method we use to report Jabber in our results of operations. We review our investment in Jabber for impairment on a regular basis. In the event the fair value of our investment in Jabber declines to an amount that is less than our carrying value and that decline is other than temporary, we will record an impairment charge to reduce our carrying amount to fair value.

Operating Expenses:

Our sole business is the ownership of securities of Jabber, a company we formed in February 2000. We also conduct corporate activities such as accounting, administration, public reporting and financing activities for both Webb and Jabber. We reduce our expenses by amounts reimbursed to us by Jabber for its share of these costs. Webb’s parent-only unaudited statements of operations for the three and nine months ended September 30, 2003 and 2002, are presented below. See the unaudited supplemental financial information for a reconciliation of Webb’s stand-alone financial statements presented below to its consolidated financial statements as reported for these periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating expenses:
General and administrative	$214,235	$261,710	$710,794	$1,413,901
Depreciation and amortization	30,004	71,740	131,189	265,053

Loss from operations	(244,239)	(333,450)	(841,983)	(1,678,954)
Interest income	5,890	29,765	1,624,508	62,681
Dividend income on Jabber securities	—	—	—	199,484
Other income (loss), net	(867)	—	7,621	4,717
Loss from investment in Jabber	(614,836)	(1,231,473)	(3,635,967)	(4,449,903)
Loss on extinguishment of 10% convertible note payable	—	—	—	(1,162,934)
Interest expense	—	—	—	(613,767)

Net loss before extraordinary income	(854,052)	(1,535,158)	(2,845,821)	(7,638,676)
Extraordinary income	—	—	—	225,993

Net loss	(854,052)	(1,535,158)	(2,845,821)	(7,412,683)
Accretion of preferred stock to stated value and other deemed dividends	—	(10,387)	—	(648,710)

Net loss applicable to common stockholders	$(854,052)	$(1,545,545)	$(2,845,821)	$(8,061,393)

General and administrative expenses consist primarily of employee compensation, and other costs associated with being a public company, including investor relations, shareholder communications and legal and accounting fees. General and administrative expenses were $214,235 for the third quarter of 2003, compared with $261,710 for the third quarter of 2002. General and administrative expenses were $710,794 for the 2003 nine-month period, compared with $1,413,901 for the similar 2002 period. The decreases in the 2003 three-and-nine-month periods were primarily from (i) an increase in shared costs paid by Jabber of $61,000 and $101,000, respectively; (ii) a decrease in office rent expense of $18,000 and $99,000, respectively, due to the assignment of the lease for our corporate offices to Jabber; (iii) a decrease in computer and telecommunications expenses of $9,000 and $60,000, respectively, as these costs were transferred to Jabber in connection with Jabber’s operation of office facilities previously paid for by Webb; (iv) a decrease in accounting and legal fees of $15,000 and $78,000 respectively; and (v) a decrease of $12,000 and $41,000, respectively, for our annual report and shareholder meeting. The reductions in the 2003 three-and-nine-month periods were partially offset by non-cash compensation expense of $31,000 and $58,000, respectively, we recorded for the issuance of warrants and options to investor relation consultants and by increases of $16,000 and $18,000, respectively in cash expense for investor relations. General and administrative expenses were further reduced in the 2003 nine-month period by (i) a decrease in compensation expense of $203,000; (ii) a reduction of $84,000 in usage, property, and expatriate tax expense; and (iii) $25,000 in Nasdaq listing fees incurred in the 2002 nine-month period. We estimate Webb’s general and administrative expenses to be approximately $135,000 for the remainder of 2003.

Depreciation was $30,004 for the third quarter of 2003, compared to $71,740 for the third quarter of 2002 and was $131,189 for the 2003 nine-month period, compared to $265,053 for the similar 2002 period. The decrease is primarily from no depreciation being recorded in the 2003 periods on assets which became fully depreciated in periods since the first and second quarters of 2002 and no depreciation recorded in the third quarter of 2003 for the business software assets we sold to Jabber in April 2003, which had a net book value of $220,059.

Interest Income:

Interest income was $5,890 for the third quarter of 2003, compared to $29,765 for the third quarter of 2002 and was $1,624,508 for the 2003 nine-month period, compared to $62,681 for the similar 2002 period. We recorded interest income from Jabber of $6,000 and $21,000 in the 2003 and 2002 three-month periods respectively; and $1,622,000 and $33,000 in the 2003 and 2002 nine-month periods, respectively. Included in the interest income from Jabber in the 2003 nine-month periods is $1,571,900 of non-cash interest income we recorded from additional shares of Jabber’s series D convertible preferred stock issued to us pursuant to anti-dilution provisions under the terms of our convertible notes receivable. The non-cash interest income was eliminated in our consolidated financial statements.

Loss on investment in Jabber:

At September 30, 2003, we owned 43.6% of Jabber stock, on an as-if converted basis. Prior to March 19, 2003, we owned 74.8% of Jabber stock. As of March 19, 2003, in conjunction with the Jabber financing transaction, we ceased consolidating Jabber’s results of operations and financial position with our own and began reporting our investment in Jabber under the equity method of accounting. During the third quarter of 2003, we recorded $614,836 in losses from Jabber, compared with $1,231,473 for the third quarter of 2002. During the 2003 nine-month period, we recorded $3,635,967 in losses from Jabber, compared with $4,449,903 for the similar 2002 period. The decreases in losses in the 2003 periods were primarily from the decrease in our percentage of Jabber’s losses between periods, which ranged from 78% to 93% in 2002 and was 43.3% to 43.6% in 2003.

In addition, Jabber’s net loss applicable to common stockholders was $1.42 million for the third quarter of 2003, which represented a $178,000 increase when compared to a net loss applicable to common stockholders of $1.24 million for the third quarter of 2002. Jabber’s net revenues were $964,000 for the 2003 three-month period, compared with $927,000 for the similar 2002 period. The revenue mix between license fees and services was 44% and 56%, respectively, for the 2003 three-month period, compared with 51% and 49%, respectively, for the similar 2002 period. France Telecom, a related party, represented 53% of Jabber’s net revenues for the 2003 three-month period, compared with 13% for the similar 2002 period. The increase in net loss applicable to common stockholders was primarily from a $227,000 increase in operating expenses. Jabber’s operating expenses were $2.38 million for the third quarter of 2003, compared with $2.15 million for the third quarter of 2002. The increase in operating expenses was primarily from $255,000 more in sales and marketing and $119,000 more in product development expenses. These increases were partially offset by a $157,000 decrease in cost of revenues in the third quarter of 2003 as a result of less professional services revenue in the third quarter of 2003.

For the 2003 nine-month period, Jabber’s net loss applicable to common stockholders was $5.06 million, which included a $1.57 million non-cash loss on debt extinguishment, compared with $4.89 million, which included $325,000 in non-cash preferred stock dividend expense. Jabber’s net revenues were $3.10 million for the 2003 nine-month period, which represented a $946,000 increase when compared with $2.15 million for the similar 2002 period. The increase reflected increased license revenue and service revenue. The revenue mix between license fees and services was 52% and 48%, respectively, for the 2003 nine-month period, compared with 55% and 45%, respectively, for the similar 2002 period. France Telecom, a related party, represented 51% of Jabber’s net revenues for the 2003 nine-month period, compared with 13% for the similar 2002 period. Jabber’s operating expenses were

$6.55 million for the 2003 nine-month period, compared with $6.69 million for the similar 2002 period. The decrease in Jabber’s operating expenses was primarily from a $680,000 decrease in amortization expense related to intangible assets that were fully amortized at September 2002. This decrease was partially offset by increases in sales and marketing expenses and product development expenses of $378,000 and $294,000, respectively.

As of October 31, 2003, Jabber had not recognized revenue with respect to signed contracts for approximately $6.5 million, including approximately $1.7 million for France Telecom, a related party, and $4.5 million for Oracle Corporation (Oracle), for product licenses (68% of total) and maintenance and support and professional services (32% of total), of which approximately $3.6 million is expected to be recognized in the fourth quarter of 2003. With respect to the $4.5 million from Oracle, the initial acceptance criteria has been satisfied but there are additional acceptance criteria which have not been satisfied as of the date of this report. We expect the additional acceptance criteria to be satisfied in the fourth quarter of 2003, resulting in the recognition of approximately $2.8 million in revenue in the fourth quarter. In addition, of the remaining unrecognized revenue of $2 million, excluding Oracle, approximately $492,000 is for services we expect to be provided in fiscal 2003, but which have not been provided as of the date of this report and $338,000 is for licenses for which the revenue is being recognized pro rata over the term of the purchase contract.

At September 30, 2003, Jabber’s cash and cash equivalents were $2.02 million, which represented an increase of $1.69 million over $331,000 in cash and cash equivalents at December 31, 2002. The increase was primarily from $5 million in gross proceeds Jabber received from the sale of its series D convertible preferred stock in March 2003 which was partially off set by $3.19 million of cash used to fund its operations in the 2003 nine-month period, which was $184,000 less when compared to $3.37 million in cash used to fund its operations for the similar 2002 period.

As a result of the $5 million in gross cash proceeds Jabber received from the sale of its series D convertible preferred stock in March 2003, we believe that Jabber is adequately funded through cash break-even, which we expect to occur during the fourth quarter of 2003 and continue into 2004. Jabber’s projected use of cash is predicated on Jabber meeting its revenue projections and managing its expense levels to budgeted amounts. Based on Jabber’s current financial forecasts, revenues for 2003 are now forecasted to be approximately $7.8 million compared to the $8.4 million Jabber originally forecasted. Notwithstanding the lower revenues for the year, Jabber will still generate approximately $1.8 million in net cash flows from operations during the fourth quarter of 2003. Jabber is in the process of preparing its 2004 financial forecasts and has not finalized its revenue forecast for 2004. Given the lengthy sales cycle for Jabber’s products and the slower than projected ramp up in Jabber’s revenues for 2003, Jabber’s revenues for 2004 are expected to be less than the previously forecasted revenue levels of more than $18 million. However, Jabber still expects to generate positive cash flow from operations in 2004. Jabber has a limited operating history upon which to base its projections, particularly its revenue projections, and there can be no assurance that Jabber will be able to meet its projections for revenues and expenses. In addition, since many of Jabber’s expenses are fixed or must be incurred in advance of revenues, Jabber’s working capital requirements could increase significantly over projected levels if Jabber does not meet its revenue projections. Therefore, Jabber may require more cash for its operations than our current projections indicate. In this circumstance, Jabber may have to seek additional funding or reduce its operating activities.

Net Loss Applicable to Common Stockholders:

Net loss applicable to common stockholders was $854,052 for the third quarter of 2003, compared to $1,545,545 for the third quarter of 2002 and was $2,845,820 for the 2003 nine-month period, compared to $8,061,393 for the similar 2002 period. The decrease in the third quarter of 2003 was primarily from a reduction of $617,000 in losses we recorded from Jabber. The decrease in the 2003 nine-month period was primarily from (i) a reduction in operating expenses of $837,000; (ii) recording non-cash expenses in the first quarter of 2002 related to our 10% convertible note payable for loss on debt extinguishment of $1,163,000 and interest expense of $514,000; (iii) recording $649,000 of non-cash accretion expense in the 2002 nine-month period on our preferred stock securities; and (iv) recording $1,572,000 of non-cash interest income in the first quarter of 2003 related to the cancellation and issuance of Jabber securities to us. These reductions were partially offset by preferred stock dividends from Jabber and extraordinary income we recorded in the 2002 three-and nine-month periods of $199,000 and $226,000, respectively. Before recording losses from Jabber, we expect Webb’s losses to be approximately $152,000 for the remainder of 2003.

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

We expect to incur net losses into 2003. We have incurred net losses since we began our business totaling approximately $127 million through September 30, 2003, including approximately $67 million of non-cash expenses. We expect to incur additional substantial operating and net losses in 2003, and do not expect Jabber to achieve positive cash flow from operations until at least the fourth quarter of 2003.

We may need to raise additional working capital to sustain our operations. Our present cash and cash equivalents and working capital will, based on current estimates, be adequate to sustain operations for Jabber until it achieves positive cash flow from operations. In the event that Jabber’s revenues are less than projected or Jabber desires to increase marketing and business development expenses over projected levels, Jabber may need to obtain additional capital to fund its business, which could result in a reduction in the percentage of Jabber that we own. Webb estimates that it has adequate cash and commitments to sustain its operations until at least April 2005. There is no assurance that either Webb or Jabber will be able to raise additional funds, if needed.

An investment in our common stock is risky because the price of our stock is highly volatile. Our common stock closed as high as $1.16 per share and as low as $0.35 per share between January 1, 2003 and November 12, 2003. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

•	Price and volume fluctuations in the stock market at large that do not relate to our operating performance;

•	Fluctuations in our quarterly revenue and operating results; and

•	Increases in outstanding shares of common stock upon exercise or conversion of derivative securities.

These factors may continue to affect the price of our common stock in the future.

We have issued numerous options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of November 12, 2003, we had issued warrants and options to acquire approximately 5.8 million shares of our common stock, exercisable at prices ranging from $0.24 to $58.25 per share, with a weighted average exercise price of approximately $2.97 per share. We had also reserved 984,000 shares of common stock for issuance upon conversion of our series D junior convertible preferred stock. During the terms of these derivative securities, the holders will have the opportunity to profit from an increase in the market price of our common stock with resulting potential dilution to the holders of shares who purchased shares for a price higher than the applicable exercise or conversion price. The increase in the outstanding shares of our common stock because of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by current and future holders of our common stock.

The significant number of shares issuable upon conversion or exercise of our derivative securities could make it difficult to obtain additional financing. 984,000 shares of our common stock may be issued if our series D junior convertible preferred stock is converted. Due to this significant potential increase in the number of our outstanding shares of common stock, new investors may either decline to make an investment in Webb due to the potential negative effect this additional dilution could have on their investment or require that their investment be on terms at least as favorable as the terms of the notes or convertible preferred stock. If we are required to provide similar terms to obtain required financing in the future, the onerous terms and significant dilution of these financings could be perpetuated and significantly increased. The current price of our common stock may make it difficult to raise capital because of the terms of the convertible preferred stock. Issuances of common stock below $1.00 in future financings may result in substantial additional shares being issued to a significant shareholder and to holders of our convertible securities, causing substantial dilution to other shareholders as well as substantial non-cash charges against our earnings.

Future sales of our common stock in the public market could depress the price of our common stock. Actual or potential future sales of substantial amounts of common stock in the public market could depress the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. At November 12, 2003 these shares consist of:

•	Up to 984,000 shares issuable upon conversion of our series D junior convertible preferred stock; and

•	Approximately 5.8 million shares issuable to warrant and option holders.

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

A limited number of Jabber’s customers generate a significant portion of its revenues. Jabber had two and four customers representing 70% and 73% of revenues for the three and nine months ended September 30, 2003, respectively. We expect that Jabber’s current customers will account for a significant percentage of its revenues during 2003. There is no assurance that Jabber will be able to retain major customers or attract additional major customers. The loss of or reduction in demand for Jabber’s products or services from major customers could have a material adverse effect on Jabber’s operating results and cash flow from operations.

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

There is a lot of competition that could hurt Jabber’s revenues or cause its expenses to increase. Jabber’s current and prospective competitors include many companies, including Microsoft Corporation, IBM, and Yahoo! Inc. and Time Warner, Inc., whose financial, technical, marketing and other resources are substantially greater than Jabber’s. Jabber may not have the financial resources, technical expertise or marketing, sales and support capabilities to compete successfully. The presence of these competitors could hurt Jabber’s business by causing Jabber to:

•	Reduce the selling prices for its products and services; or

•	Increase its spending on marketing, sales and product development.

Jabber may not be able to offset the effects of price reductions or increases in spending. Further, Jabber’s financial condition may put it at a competitive disadvantage relative to its competitors.

It usually takes a long time for Jabber to make a sale of its products and services to a customer. While Jabber’s sales cycle varies from customer to customer, it is long, typically ranging from two to nine months or more. Jabber’s pursuit of sales leads typically involves an analysis of its prospective customer’s needs, preparation of a written proposal, one or more presentations and contract negotiations. Jabber often provides significant education to prospective customers about the use and benefits of its technologies and services. Jabber’s sales cycle may also be affected by a prospective customer’s budgetary constraints and internal acceptance reviews, over which Jabber has little or no control.

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

Item 3. Controls and Procedures

Our management, including our Chief Executive Officer/Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as this term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of the end of the period, our disclosure controls and procedures are effective.

PART II

OTHER INFORMATION

Items 1, 3-5. Not Applicable

Item 2. Changes in Securities and Use of Proceeds.

On November 12, 2003, we issued 1,800,000 shares of our common stock to one investor in exchange for the investor surrendering warrants to purchase 10,060,000 shares of our common stock. The exercise price of each surrendered warrant was $1.00 per share. The investor is accredited and was provided the opportunity to meet with our management. The certificate evidencing the shares bears a legend stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, as amended, or an exemption from the registration requirements. No underwriting commissions or discounts were paid with respect to the sales of the shares. The shares were exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) as a transaction by an issuer not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits:

3.1(a)	Articles of Incorporation, as amended, of Webb Interactive Services, Inc. (1)

3.1(b)	Articles of Amendment setting forth the terms of Series D Junior Convertible Preferred Stock (2)

3.2	Bylaws of Webb Interactive Services, Inc. (3)

4.1	Specimen form of Webb Interactive Services, Inc. common stock certificate (4)

4.2	Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.3	Form of Incentive Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.4	Form of Nonstatutory Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.5	Webb Interactive Services, Inc. Stock Option Plan of 2000, including forms of Incentive and Nonstatutory Stock Option Agreements (5)

4.6	Stock Purchase Warrant dated August 25, 1999, as amended December 18, 1999, issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, Inc. (6)

4.7	Stock Purchase Warrant dated December 18, 1999 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, Inc. (6)

4.8	Stock Purchase Warrant dated December 31, 1999 issued to by Webb Interactive Services, Inc. Marshall Capital Management, Inc. and Castle Creek Technology Partners, LLC (7)

4.9	Form of Stock Purchase Warrant dated February 28, 2001 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, LLC (8)

4.10	Form of Stock Purchase Warrant, form of Series D Stock Purchase Warrant and form of amended Stock Purchase Warrants dated January 17, 2002 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, LLC (2)

10.1	Employment Agreement between Webb Interactive Services, Inc. and William R. Cullen, dated March 1, 2002 (9)

10.2	Employment Agreement between Webb Interactive Services, Inc. and Lindley S. Branson, dated March 1, 2002 (9)

10.3	Securities Purchase Agreement dated as of January 17, 2002, between Webb Interactive Services, Inc. and Jona, Inc. Included as an exhibit is a Registration Rights Agreement (2)

10.3	Letter Agreement between Webb Interactive Services, Inc. and Jona, Inc. (9)

10.4	Exchange Agreement dated January 17, 2002 between Webb Interactive Services, Inc. and Castle Creek Technology Partners LLC. Included as an exhibit is a Registration Rights Agreement (2)

10.5	Series D Preferred Stock Purchase Agreement dated March 17, 2003, by and among Jabber, Inc. France Telecom Technologies Investissements, Intel Capital Corporation, and Webb Interactive Services, Inc. Included as exhibits to the Stock Purchase Agreement are the Restated Certificate of Incorporation of Jabber, Inc. and the following additional agreements among the parties to the Stock Purchase Agreement: Investors Rights Agreement; Right of First Refusal and Co-Sale Agreement; and Voting Agreement. (10)

10.6	Jabber, Inc. Certificate of Designation for Series D Convertible Preferred Stock (10)

10.7	Exchange Agreement dated October 21, 2003, between Webb Interactive Services, Inc. and Jona, Inc. *

31.1	Certification of Chief Executive Officer and Chief Financial Officer *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William R. Cullen *

*	Filed herewith.
(1)	Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
(2)	Filed with the Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(3)	Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.
(4)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2000, Commission File No. 0-28462.
(5)	Filed with the Current Report on Form 8-K, filed January 22, 2002 and amended on January 29, 2002, Commission File No. 0-28642.
(6)	Filed with Amendment No. 2 to Webb’s Registration Statement on Form S-3, filed January 3, 2000, Commission File No. 333-87887.
(7)	Filed with the Current Report on Form 8-K, filed January 5, 2000, Commission File No. 0-28642.
(8)	Filed with the Current Report on Form 8-K, filed March 1, 2001, Commission File No. 0-28642.
(9)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2001, Commission File No. 0-28642.
(10)	Filed with the Current Report on Form 8-K, filed on March 20, 2003, Commission File No. 0-28642.

(b)	Reports on Form 8-K. The Company filed reports on Form 8-K during the quarter ended September 30, 2003, as follows: None.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBB INTERACTIVE SERVICES, INC.

Date: November 14, 2003	By	/s/ William R. Cullen

Chief Executive Officer - Chief Financial Officer

	By	/s/ Stuart Lucko
Controller