Form 10KSB
period 2003-12-31
WEBB INTERACTIVE SERVICES INC
filed 2004-03-29
CIK 1011901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File No. 0-28462

WEBB INTERACTIVE SERVICES, INC.

(name of Small business Issuer in its Charter)

Colorado	84-1293864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1899 Wynkoop, Suite 600, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code: (303) 308-3180

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, no par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒.

Issuer’s revenues for fiscal year ended December 31, 2003 were $646,613.

The aggregate market value of voting and non-voting common equity held by non-affiliates of registrant as of March 24, 2004 was approximately $13,257,324.

The number of shares outstanding of the registrant’s common stock, no par value, as of March 24, 2004 was 25,433,522.

DOCUMENTS INCORPORATED BY REFERENCE

A portion of the information required by Part III of this Form 10-KSB is incorporated by reference from portions of our definitive proxy statement for our 2004 Annual meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 29, 2004.

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

Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on or through our Internet website located at www.webb.net, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.

Jabber Financing

On March 19, 2003, France Telecom Technologies Investissements (FTTI), a wholly-owned subsidiary of France Telecom, Intel Capital Corporation (Intel), a wholly-owned subsidiary of Intel Corporation, and Webb purchased $7,200,000 worth of Jabber’s series D convertible preferred stock (series D preferred stock). Webb acquired its series D preferred stock in exchange for the cancellation of $2,200,000 in obligations owed to it by Jabber. The series D preferred stock is convertible into shares of Jabber’s common stock on a one-for-one basis. At March 31, 2003, Webb owned 18,390,232 shares of Jabber common stock and 7,705,779 shares of Jabber series D preferred stock, representing, on a fully converted basis, approximately 43% of Jabber’s outstanding capital stock.

The series D preferred stock purchase agreement contemplated the potential sale of approximately $5,500,000 worth of additional shares of series D preferred stock on the same terms as the original purchases by Webb, FTTI and Intel, including up to $2,500,000 worth of series D preferred stock pursuant to an option which would have been granted to Webb if a sale to a venture capital investor had been consummated by November 30, 2003. The venture capital investor has not been identified and there can be no assurance that this sale will occur.

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

Without the prior approval of holders of 66 2/3 % of the outstanding shares of Jabber’s series D preferred stock, Jabber may not engage in any transaction or arrangement for the distribution of Jabber’s securities to the public; permit any transaction which would result in any of the holders of the series D preferred stock owning more than 49% of Jabber’s outstanding shares of capital stock; or take any other action that would result in Jabber becoming a reporting company under the Securities Exchange Act of 1934. In the event that an event has not occurred by January 1, 2005 that would permit Webb to distribute its Jabber securities to the Webb shareholders, Webb may require FTTI, on an annual basis until such an event shall have occurred, to sell Webb 1,000,000 shares of the Jabber common stock held by FTTI, at a purchase price equal to the conversion price for the series D preferred stock plus interest compounded at 15% per annum.

In connection with the transaction, an additional nominee of FTTI has been elected to the Jabber board of directors. The Jabber board of directors currently consists of two persons nominated by Webb, two persons nominated by FTTI and two individuals who were selected by Webb, FTTI and Intel.

Investment Considerations

Investors should consider all of the information contained in this report including the factors discussed under Item 1 – Description of Business – Factors That May Affect Future Results, Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7 – Financial Statements before making an investment decision with regard to our securities.

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

Jabber, Inc.

The Market. Instant messaging (IM) combines communication, presence awareness and convenience to provide users with the opportunity for personal real-time interaction. Compared to the consumer segment, we believe that the commercial segment of the IM market has been under-served. IM adds to e-mail and telephone communications technologies presence management, buddy lists and collaboration on a small or large scale. IM enables users to know when someone is available for a conversation; buddy list management allows individuals to vary their availability for interaction depending on who is seeking to communicate with them; and presence management can extend beyond the desktop to mobile devices, allowing for “find me, follow me” services. Jabber is targeting the following markets:

•	Service Providers – Consumer to Consumer. Service providers, including Internet service providers, telecommunications carriers and portals are deploying IM solutions that they can own and install in their own data centers. This allows them to tailor the offering to the service being offered, offer their customers appropriate levels of security, and leverage their existing technology investments.

•	Business to Consumer. In the B2C market, a number of companies offering customer relationship management solutions have added real-time chat to their customer management capabilities. By capitalizing on the ability to interact in real-time, companies can decrease the time spent on simple questions, allowing for increased customer satisfaction, richer customer-client interaction and improved archiving capabilities.

•	Business to Business. The B2B IM market is focused on improving the efficiency of communications between buyers and suppliers. IM can be used to provide secure, archived communications, document transfer and improved auction/exchange capabilities. B2B exchanges generally are based on XML technology.

•	Employee to Employee. The basic E2E IM market takes advantage of real-time interaction to provide a complimentary communication tool to existing e-mail systems. More sophisticated E2E IM solutions can encompass groupware-style applications for document sharing and employee collaboration and management tools.

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

Relationship of Jabber.org and Jabber. Open-source software is free in the sense that the software’s source code is freely available for inspection and modification. A condition to open-source licenses under which the software is made available is that anyone who makes an improvement or modification to the software generally must contribute the improvements and modifications back to the open-source community. At the core of the open-source community is a voluntary group of people dedicated to developing a variety of software packages. The community includes the engineers who create the software, the writers who document it and the designers who create the web sites that serve as the community’s home on the internet. Jabber is a commercial sponsor of the Jabber.org open-source movement. This sponsorship includes dedicating the services of a number of Jabber’s employees to work on XMPP-related projects and promoting the more rapid deployment of the XMPP protocol.

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

Employees

At March 24, 2004, Webb had 2 employees, both in management positions. Webb contracts with Jabber for financial and accounting services.

Management

Officers of Webb are as follows:

Name	Age	Position
William R. Cullen	62	President, Chief Executive Officer, Chief Financial Officer and director – Webb; Director – Jabber

Lindley S. Branson	61	Vice President and General Counsel – Webb; Secretary and General Counsel – Jabber

William R. Cullen, has served as Webb’s President and Chief Executive Officer since October 2001, Chief Financial Officer since April 1999 and a director since March 1998. Mr. Cullen has served as a director of Jabber since February 2000. From March 1998 to April 1999, Mr. Cullen served as our Chief Operating Officer. From May 1997 to March 1998, Mr. Cullen worked as a consultant to businesses in the cable industry, including Webb. From April 1994 to May 1997, Mr. Cullen was Chairman and CEO of Access Television Network, Inc., a privately held company specializing in providing paid programming to local cable systems. From January 1992 to March 1994, Mr. Cullen was President and CEO of California News Channel, a programming project of Cox Cable Communications. From July 1984 to December 1991, Mr. Cullen was employed by United Artists Cable Corporation (and its predecessor United Cable Television Corporation) as Vice President of Operations and President of its subsidiary, United Cable of Los Angeles, Inc., and as its Senior Vice President of the Southwest Division. Prior to joining United Artists Cable Corporation, Mr. Cullen was President of Tribune Company Cable of California, Inc. and CEO of its United-Tribune Cable of Sacramento joint venture, served as a top financial officer of three companies and worked in banking.

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

Factors That May Affect Future Results

Webb, as a holding company, has no independent source of revenue or business other than the ownership of securities of Jabber, Inc., a company formed by Webb in February 2000. Webb currently owns approximately 43% of Jabber’s outstanding common stock on a fully converted basis. Factors that may affect our and Jabber’s future results include, but are not limited to, the following items as well as the information in Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Factors Relating to Webb

Additional funding for Jabber could reduce further our ownership interest in Jabber. Jabber raised $7.2 million in March 2003 through the sale of shares of its preferred stock to France Telecom Technologies Investissements, Intel Capital Corporation and Webb. The offering contemplated that Jabber would raise an additional $3 million from unidentified venture capital investors on the same terms as the purchases by FTTI, Intel and Webb. In the event that the additional $3 million had been committed by November 30, 2003, Webb would have been granted an option to invest an additional $2.5 million in Jabber on the same terms. While the additional funding contemplated at the time of the March 2003 funding has not been completed, the Jabber board has indicated that it believes Jabber should raise an additional $5 million during fiscal 2004. In the event that Jabber obtains additional equity investments, Webb’s percentage ownership of Jabber would be further reduced.

We expect to incur net losses into 2004. We have incurred net losses since we began our business totaling approximately $118 million through December 31, 2003, including approximately $67 million of non-cash expenses. We expect to incur additional substantial operating and net losses in 2004.

We may need to raise additional working capital to sustain our operations. Jabber’s present cash and cash equivalents and working capital will, based on current estimates, be adequate to sustain operations for Jabber until it is able to sustain positive cash flow from operations. In the event that Jabber’s revenues are less than projected or Jabber desires to increase marketing and business development expenses over projected levels, Jabber may need to obtain additional capital to fund its business. Webb estimates that it has adequate cash and commitments to sustain its operations until at least April 2005. There is no assurance that either Webb or Jabber will be able to raise additional funds, if needed.

An investment in our common stock is risky because the price of our stock is highly volatile. Our common stock closed as high as $1.42 per share and as low as $0.25 per share between January 1, 2003 and March 24, 2004. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

•	Price and volume fluctuations in the stock market at large that do not relate to our or Jabber’s operating performance;

•	Fluctuations in Jabber’s quarterly revenue and operating results; and

•	Increases in outstanding shares of common stock upon exercise or conversion of derivative securities.

These factors may continue to affect the price of our common stock in the future.

We have issued numerous options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of March 24, 2004, we had issued warrants and options to acquire approximately 5 million shares of our common stock, exercisable at prices ranging from $0.24 to $58.25 per share, with a weighted average exercise price of approximately $1.55 per share. We had also reserved 734,000 shares of common stock for issuance upon conversion of our series D junior convertible preferred stock. During the terms of these derivative securities, the holders may have the opportunity to profit from an increase in the market price of our common stock with resulting potential dilution to the holders of shares who purchased shares for a price higher than the applicable exercise or conversion price. The increase in the outstanding shares of our common stock because of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by current and future holders of our common stock.

Future sales of our common stock in the public market could depress the price of our common stock. Actual or potential future sales of substantial amounts of common stock in the public market could depress the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. At March 24, 2004 these shares consist of:

•	Up to 734,000 shares issuable upon conversion of our series D junior convertible preferred stock; and

•	Approximately 5 million shares issuable to warrant and option holders.

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

Jabber’s operations may be adversely affected by changes in its senior management. Tony Bamonti was named acting President of Jabber on December 1, 2003, to serve until a permanent President and CEO has been retained. Jabber has retained an executive search firm to assist it in hiring a new President/CEO and has begun interviewing candidates for this position as well as for the Vice President – Sales position. However, there can be no assurance as to when a new President/CEO or Vice President – Sales will be hired. Jabber’s operations and business could be adversely affected until the new President/CEO and Vice President – Sales are retained by disruptions in Jabber’s normal management activities that are likely to occur during the search process and the transition period following the hiring of a new President/CEO and Vice President – Sales.

A limited number of Jabber’s customers generate a significant portion of its revenues. A few customers have accounted for a significant portion of Jabber’s revenues. We expect that Jabber’s current customers will account for a significant percentage of its revenues during 2004. There is no assurance that Jabber will be able to retain major customers or attract additional major customers. The loss of or reduction in demand for Jabber’s products or services from major customers could have a material adverse effect on Jabber’s operating results and cash flow from operations.

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

There is a lot of competition that could hurt Jabber’s revenues or cause its expenses to increase. Jabber’s current and prospective competitors include many companies, including Microsoft Corporation, IBM, and Time Warner, Inc., whose financial, technical, marketing and other resources are substantially greater than Jabber’s. Jabber may not have the financial resources, technical expertise or marketing, sales and support capabilities to compete successfully. The presence of these competitors could hurt Jabber’s business by causing Jabber to:

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

Item 2. DESCRIPTION OF PROPERTY.

Webb subleases from Jabber approximately 350 square feet of office space in Denver, Colorado, leased for a term ending in August 2004 at a base monthly rental of $1,300. Jabber leases approximately 21,400 square feet of office space in Denver, Colorado pursuant to a lease which expires in August 2004. Jabber is currently considering a number of alternatives for space following the termination of its current lease, including negotiating a new lease for a portion of the space it currently leases.

Item 3. LEGAL PROCEEDINGS.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. The number of record holders of our common stock on March 24, 2004 was 219. The table below sets forth the high and low bid prices for the common stock during the two years ended December 31, 2003. The information shown is based on information provided by Yahoo! Inc. These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Our common stock is currently quoted on the over-the-counter electronic bulletin board under the symbol “WEBB.” We have never paid cash dividends on our common stock and have no present intention to do so.

	Common Stock
Quarter Ended	High Bid	Low Bid
2002
March 31	$1.40	$0.61
June 30	$0.90	$0.32
September 30	$0.53	$0.22
December 31	$0.40	$0.16

2003
March 31	$0.84	$0.25
June 30	$1.16	$0.45
September 30	$0.97	$0.65
December 31	$1.25	$0.67

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the securities authorized for issuance under Webb’s compensation plans as of March 24, 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,816,586	$2.17	3,433,414
Equity compensation plans not approved by securities holders	—	—	—

Total	2,816,586	$2.17	3,433,414

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

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

With the purchase of Jabber’s series D convertible preferred stock on March 19, 2003, by Webb, FTTI and Intel, Webb’s ownership in Jabber was reduced from 77.8% on an as-if converted basis prior to the transaction to 43.3% immediately after the transaction. Due to this change in ownership interest, on March 20, 2003, we ceased consolidating the financial results of Jabber with those of Webb and began to account for our investment in Jabber under the equity method.

Webb, as a holding company, has no independent source of revenue and will, therefore, continue to incur losses from its operations. Webb’s value is dependent upon the success of Jabber. Jabber’s ability to become profitable depends on its ability to market its products and services and generate revenues sufficient to exceed its expenses. Because of the new and evolving nature of instant messaging technologies and Jabber’s early stage of development, we cannot be sure that Jabber’s revenue model will prove to be viable, whether demand for its products and services will materialize at the prices it expects to charge, or whether its current or future pricing levels will be sustainable.

During September 2003, Webb acquired 60,000 shares of Jabber’s common stock for $34,993 from two individual Jabber stockholders. As a result, Webb’s ownership in Jabber increased from 43.3% to 43.6% at December 31, 2003.

During 2002, we completed a private placement with Jona, Inc. (Jona) in which we sold 7,500,000 shares of our common stock and warrants representing the right to purchase an aggregate of 10,060,000 shares of our common stock at a warrant exercise price of $1.00 per share. On October 21, 2003, we entered into an agreement with Jona whereby we issued Jona 1,800,000 shares of our restricted common stock in exchange for all of the then outstanding warrants. As a result of the exchange, in the fourth quarter of 2003 we recorded a credit to accumulated deficit of $6,787,989, calculated as the difference between the fair value of the warrants and the fair market value of the common stock on the date the stock was issued, November 12, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Amounts included in Webb’s liquidity and capital resources discussion for the years ended December 31, 2003 and 2002, include the accounts of Webb only and do not reflect the consolidation of Jabber as previously reported in the financial statements included herein and in our annual report on Form 10-KSB as previously filed so as to present the 2002 numbers on a comparative basis with 2003. Included in the reported financial statements and not reflected below are the consolidated results of Jabber for the full year ended December 31, 2002, and through March 19, 2003, for the year ended December 31, 2003. See item 7 – Financial Statements – Unaudited Supplemental Financial Information for a reconciliation of Webb’s stand-alone financial statements presented below to its consolidated financial statements as reported for the years ended December 31, 2003 and 2002.

	December 31,
	2003	2002
Working capital	$747,982 [1]	$3,438,646 [2]
Cash and cash equivalents	$559,590	$1,383,198

	Year ended December 31,
	2003	2002
Cash used in operating activities	$(726,781)	$(2,236,696)
Cash used in investing activities	$(104,346)	$(2,999,932)
Cash provided by financing activities	$—	$6,604,401

[1]	Includes a $136,479 note receivable from Jabber.
[2]	Includes $2,025,477 in convertible notes receivable from Jabber.

Working capital: Working capital is calculated by deducting current liabilities from current assets. Working capital decreased during the year ended December 31, 2003, as compared with December 31, 2002, primarily due to funding our operating activities with cash on-hand at December 31, 2002, the conversion to equity of the convertible notes receivable from Jabber and investing an additional $195,000 in Jabber during the first quarter of 2003.

Cash flows used in operating activities: Cash used in operating activities decreased significantly during the year ended December 31, 2003, as compared with the year ended December 31, 2002, primarily due to a decrease in operating expenses totaling $695,000 and the payment of 2001 obligations in the first quarter of 2002 totaling $472,000.

Cash flows used in investing activities: Cash used in investing activities decreased during the year ended December 31, 2003, primarily due to investing only $195,000 in Jabber in 2003, which was $2.8 million less than in the year ended December 31, 2002.

Cash flows from financing activities: Cash provided from financing activities for the year ended December 31, 2003, was zero. Cash provided from financing activities for the year ended December 31, 2002, was primarily a result of sale of our common stock and warrants to purchase our common stock in the first quarter of 2002 for which we received $7.5 million in proceeds.

In connection with the Jabber financing in March 2003, Webb and Jabber formalized a two-year cost sharing arrangement, as amended, commencing April 1, 2003, whereby Jabber agreed to pay (i) 80% of the cost of two shared employees who provide accounting services for both companies; (ii) 60% of the cost of the Secretary and General Counsel for Webb who performs similar services for Jabber; and (iii) $100,000 annually for salary and 44% of the expenses of the CEO of Webb for serving on Jabber’s executive committee. We estimate that we will reduce our monthly expenses by approximately $23,000 per month through March 31, 2005, as a result of this cost sharing arrangement with Jabber. In addition, commencing April 1, 2003, we began receiving from Jabber $12,000 per month for 21 months for the purchase of third-party business software we owned and we are to receive an additional $200,000 by August 31, 2004, from Jabber for the purchase of computer equipment, office furnishings and fixtures and other office equipment. We believe our cash on-hand of approximately $330,000 at March 24, 2004, will be sufficient to fund Webb’s operating expenses to at least April 2005. Webb’s operating expenses are generally fixed in nature and include compensation costs, investor relations and the cost associated with being a public company. Our monthly cash requirements, after the cost sharing arrangement and the sale of property and equipment to Jabber, are forecasted to average approximately $28,000 for 2004 and $72,000 for 2005.

RESULTS OF OPERATIONS

Amounts included in Webb’s results of operations discussion for the year ended December 31, 2003 and 2002, include the accounts of Webb only and do not reflect the consolidation of Jabber as previously reported in the financial statements included herein and in our annual report on Form 10-KSB for fiscal 2002 so as to present the 2002 numbers on a comparative basis with 2003. Included in the reported financial statements and not reflected below are the consolidated results of Jabber for the full year ended December 31, 2002, and through March 19, 2003, for the year ended December 31, 2003. See Item 7 – Financial Statements – Unaudited Supplemental Financial Information for a reconciliation of Webb’s stand-alone financial statements presented below to its consolidated financial statements as reported for the years ended December 31, 2003 and 2002.

Critical Accounting Policies

Webb’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the years presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, Webb’s financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating Webb’s reported financial results include accounting for our investment in Jabber and impairment of long-lived assets.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See Item 7 – Financial Statements – Note 2 to Notes to Consolidated Financial Statements, which contains additional information regarding Webb’s accounting policies and other disclosures required by GAAP.

Accounting for Investment in Jabber

We report our investment in Jabber using the equity method of accounting whereby we record our percentage of Jabber’s net income or losses as an increase or a reduction to the carrying value of our investment account on our balance sheet and as income or losses in our results of operations. To the extent that we record losses from Jabber, our investment account will not be reduced below zero, unless at some future date we become obligated to fund future Jabber losses, if any. The balance of our investment in Jabber as of December 31, 2003, was $1.6 million. The use of the equity method of accounting represents a change in how we reported our investment in Jabber prior to March 19, 2003, the date on which Jabber sold shares of its series D convertible preferred stock to FTTI, Intel and Webb. Prior to this date, we consolidated the operations of Jabber with our own.

As a result of the March 19, 2003, Jabber financing, our ownership in Jabber was reduced from 77.8% on an as-if converted basis prior to the transaction to 43.3% immediately after the transaction. With this change in ownership and the additional terms of the Jabber series D convertible preferred stock (See Item 7 – Financial Statements – Note 4 to Notes to Consolidated Financial Statements), we evaluated whether to continue the consolidation method of accounting for Jabber in our financial statements. We considered whether we continued to exercise control over the operations of Jabber based on our ownership percentage, voting rights, board of director seats and management influence. Based on this evaluation, we have determined that while we do exert significant influence, we no longer exercise control over the operations of Jabber, and therefore changed from consolidating Jabber’s operations with our own to reporting our investment in Jabber using the equity method of accounting.

We will continue to evaluate the facts and circumstances of our relationship with Jabber on an as needed basis in our continuing evaluation of our reporting method related to Jabber. A change in our relationship with Jabber or the issuance of future guidance, if any, on consolidating subsidiaries may change the method we use to report Jabber in our results of operations. We review our investment in Jabber for impairment on a regular basis. In the event the fair value of our investment in Jabber declines to an amount that is less than our carrying value and that decline is other than temporary, we will record an impairment charge to reduce our carrying amount to fair value.

Twelve Months Ended December 31, 2003 and 2002

Operating Expenses:

Our sole business is the ownership of securities of Jabber, a company we formed in February 2000. We also conduct corporate activities such as accounting, administration, public reporting and financing activities for both Webb and Jabber. We reduce our expenses by amounts reimbursed to us by Jabber for its share of these costs. Webb’s parent-only unaudited statements of operations for the year ended December 31, 2003 and 2002, are presented below. See Item 7 – Financial Statements – Unaudited Supplemental Financial Information for a reconciliation of Webb’s stand-alone financial statements presented below to its consolidated financial statements as reported the years ended December 31, 2003 and 2002.

	Years Ended December 31,
	2003	2002
Operating expenses:
General and administrative	$813,735	$1,508,611
Depreciation and amortization	158,874	334,938

Loss from operations	(972,609)	(1,843,549)
Interest income	1,629,062	110,006
Dividend income on Jabber securities	—	199,484
Other income, net	7,668	256,686
Loss from investment in Jabber	(2,851,755)	(4,834,814)
Loss on extinguishment of 10% convertible note payable	—	(1,162,934)
Interest expense	—	(618,961)

Net loss	(2,187,634)	(7,894,082)
Accretion of preferred stock to stated value and other deemed dividends	—	(648,710)

Net loss applicable to common stockholders	$(2,187,634)	$(8,542,792)

General and administrative expenses consist primarily of employee compensation, and other costs associated with being a public company, including investor relations, shareholder communications and legal and accounting fees. General and administrative expenses were $813,735 for the year ended December 31, 2003, compared with $1,508,611 for the year ended December 31, 2002. General and administrative expenses were reduced in 2003 primarily as a result of (i) a decrease in compensation and related expenses of $245,000; (ii) an increase in shared costs paid by Jabber of $164,000; (iii) a decrease of $151,000 in costs associated with public reporting activities such as legal and accounting fees and shareholder meeting costs; and (iv) a decrease in office rent and other facility expenses of $159,000 due to the assignment of the lease for our corporate offices to Jabber. These reductions were partially offset by an increase in investor relation expenses of $93,000, which includes $58,000 in non-cash compensation expense we recorded for the issuance of warrants and options to investor relation consultants. We are estimating Webb’s general and administrative expenses for 2004 to be approximately $773,000.

Depreciation was $158,874 for the year ended December 31, 2003, compared to $334,938 for the year ended December 31, 2002. The decrease is primarily from no depreciation being recorded in 2003 on assets that became fully depreciated in periods since the first and second quarters of 2002 and no depreciation recorded in the third and fourth quarter of 2003 for the business software assets we sold to Jabber in April 2003, which had a net book value of $220,059.

Interest Income:

Interest income was $1,629,062 for the year ended December 31, 2003, compared to $110,006 for the year ended December 31, 2002. We recorded interest income from Jabber of $1,610,547 and $77,279 in 2003 and 2002, respectively. Included in the interest income from Jabber for 2003 is $1,571,900 of non-cash interest income we recorded from additional shares of Jabber’s series D convertible preferred stock issued to us pursuant to anti-dilution provisions under the terms of our convertible notes receivable. The non-cash interest income was eliminated in our consolidated financial statements for the period ended March 19, 2003.

Loss on investment in Jabber:

At December 31, 2003, we owned 43.6% of Jabber stock, on an as-if converted basis. Prior to March 19, 2003, we owned 74.8% of Jabber stock. As of March 19, 2003, in conjunction with the Jabber financing transaction, we ceased consolidating Jabber’s results of operations and financial position with our own and began reporting our investment in Jabber under the equity method of accounting. During the year ended December 31, 2003, we recorded $2,851,755 in losses from Jabber, compared with $4,834,814 for the year ended December 31, 2002. The decreases in losses in 2003 was primarily from the reduction in our percentage of Jabber’s losses between years, which ranged from 78% to 93% in 2002 and from 78% to 43.3% to 43.6% in 2003.

In addition, Jabber’s net loss applicable to common stockholders was $3.27 million for the year ended December 31, 2003, which represented a $2.01 million decrease when compared to a net loss applicable to common stockholders of $5.28 million for the year ended December 31, 2002. Jabber’s net revenues were $7.42 million for 2003, compared with $3.39 million for 2002. The revenue mix between license fees and services was 68% and 32%, respectively, for 2003, compared with 60% and 40%, respectively, for 2002. France Telecom, a related party, represented 30% of Jabber’s net revenues for 2003, compared with 25% for 2002. The decrease in net loss applicable to common stockholders in 2003 was primarily from a $4.03 million increase in revenue which was partially offset by an increase in operating expenses of $814,000. Jabber’s operating expenses were $9.07 million for 2003, compared with $8.26 million for 2002. The increase in operating expenses was primarily due to increases in product development expenses and sales and marketing expenses of $727,000 and $1.05 million, respectively. These increases were partially offset by a $664,000 decrease in amortization expense related to intangible assets that were fully amortized at June 2002 and a $441,000 decrease in cost of revenues for 2003.

As of February 28, 2004, Jabber had not recognized revenue with respect to signed contracts for approximately $1.5 million, including approximately $711,000 for France Telecom, a related party, for product licenses (31% of total) for which the revenue is being recognized pro rata over the term of the purchase contract and maintenance and support and professional services (69% of total), for services we expect to be provided in fiscal 2004, but which have not been provided as of February 28, 2004. We expect all of the $1.5 million in deferred revenue to be recognized in 2004.

At December 31, 2003, Jabber’s cash and cash equivalents were $5.38 million, which represented an increase of $5.05 million over $331,000 in cash and cash equivalents at December 31, 2002. The increase was primarily from $5 million in gross proceeds Jabber received from the sale of its series D convertible preferred stock in March 2003 and $255,000 of cash provided by operations for 2003, which was a $3.77 improvement when compared to $3.52 million in cash used to fund Jabber’s operations for 2002.

We believe Jabber is adequately funded through cashflow break-even, which we expect to occur in the fourth quarter of 2004. Jabber’s projected use of cash is predicated on Jabber meeting its revenue projections and managing its expense levels to budgeted amounts. Based on Jabber’s current financial forecasts, revenues for 2004 are forecasted to be almost $9 million, with software license fees projected to be 60% of net revenues, and operating expenses for 2004 are also forecasted to be almost $9 million. Jabber has a limited operating history upon which to base its projections, particularly its revenue projections, and there can be no assurance that Jabber will be able to meet its projections for revenues and expenses. In addition, since many of Jabber’s expenses are fixed or must be incurred in advance of revenues, Jabber’s working capital requirements could increase significantly over projected levels if Jabber does not meet its revenue projections. Therefore, Jabber may require more cash for its operations than our current projections indicate. In this circumstance, Jabber may have to seek additional funding or reduce its operating activities.

Net Loss Applicable to Common Stockholders:

Net loss applicable to common stockholders was $2,187,634 for the year ended December 31, 2003, compared to $8,542,792 for the year ended December 31, 2002. The decrease in losses for 2003 was primarily from (i) a reduction of $1,983,000 in losses we recorded in connection with our investment in Jabber; (ii) a reduction in operating expenses of $871,000; (iii) recording non-cash expenses in the first quarter of 2002 related to our 10% convertible note payable for loss on debt extinguishment of $1,163,000 and interest expense of $514,000; (iv) recording $649,000 of non-cash accretion expense in 2002 on our preferred stock securities; and (v) recording $1,572,000 of non-cash interest income in the first quarter of 2003 related to the conversion of notes and issuance of Jabber securities to us. These reductions were partially offset by preferred stock dividends we earned from Jabber and income we recorded in 2002 of $257,000 from creditor concessions. Before recording losses from Jabber, we expect Webb’s losses to be approximately $875,000 for 2004.

Twelve Months Ended December 31, 2002 and 2001

Due to the termination of our AccelX business segment on October 16, 2001, continuing operations of Webb for 2002 and 2001 refer to the Jabber business segment and Webb’s corporate activities. Jabber commenced operations in May 2000, and was a development-stage enterprise through March 2001, at which time it released its initial proprietary IM software product.

Revenues:

Jabber earns revenues from licensing of its IM software, fees for maintenance and support contracts and fees from professional services agreements, which are generally associated with licensing contracts.

Jabber’s total revenue for the year ended December 31, 2002, increased to $3,392,782 compared to $1,079,337 for the year ended December 31, 2001. The revenue mix between license fees and services in 2002 was 60% and 40%, respectively, compared with 71% and 29%, respectively, for 2001. Contributing to the change in the revenue mix between years were two professional service agreements for which there was no related license revenue. Taking these two contracts into account, the mix between license fees and services is 72% and 28%, respectively. The significant increase in revenues in 2002 is primarily due to revenues earned from licensing Jabber’s proprietary IM software products, which were initially released in March 2001 and associated professional service revenues earned in connection with integrating and customizing Jabber’s products. Prior to March 2001, Jabber earned revenue primarily from professional service contracts for the customization of the open-source IM software.

Components of net revenues from continuing operations and cost of revenues, which excludes any allocation of depreciation or amortization expense, are as follows:

	Years Ended December 31,
	2002	2001
Net revenues:
Licenses	$2,036,081	$767,556
Professional services fees	1,048,278	191,861
Support and maintenance fees	308,423	119,920

Total net revenues	$3,392,782	$1,079,337

Cost of revenues:
Cost of licenses	652	—
Cost of professional services	951,804	409,273
Cost of support and maintenance	153,533	281,938

Total cost of revenues	1,105,989	691,211

Gross margin	$2,286,793	$388,126

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

Professional service revenue represents fees earned for custom programming, installation and integration services of Jabber software products, generally with larger enterprise organizations and consulting services. Professional service revenues were $1,048,278 for the year ended December 31, 2002, compared with $191,861 for the year ended December 31, 2001. Revenues recognized from professional services in 2002 was primarily from (i) a customization contract with Euro RSCG of $230,668; (ii) a consulting contract with France Telecom, a related party, of $372,418; (iii) a customization and integration contract with AT&T of $190,800; and (iv) a customization contract with Lehman Brothers of $146,497.

Support and maintenance fee revenues are derived from annual support and maintenance contracts associated with the sale of Jabber’s software products and customized month-to-month support agreements with customers generally billed on a time and materials basis. Annual fees for support and maintenance are generally 15% to 18% of the license fee revenue and the related revenue is recognized over the term of the contract. Customers may purchase support and/or maintenance contracts for which they receive telephone support and product updates and upgrades during the term of the agreement. Customers are not obligated to purchase support and maintenance. Support and maintenance fees were $308,423 for the year ended December 31, 2002 compared with $119,920 for the year ended December 31, 2001. Support and maintenance fee revenues in 2002 were derived from annual support and maintenance agreements sold in connection with the licensing of Jabber’s software, while revenues in 2001 were primarily from custom support contracts which were billed at a fixed price or on a time and material basis and were for a fixed number of hours or a fixed period of time, generally less than two months.

In February 2002, Jabber and France Telecom (collectively France Telecom and its subsidiaries or affiliates, “FT”), an investor in Jabber, entered into a $455,000 fixed-priced consulting agreement whereby Jabber provides professional consulting services for general IM technology as well as IM technology integration with FT proprietary product offerings to FT. During 2002, Jabber billed FT $384,772 in fees, of which $372,418 was recognized as revenue with the remaining $12,354 being deferred until 2003. At December 31, 2002, all of the revenue recognized in 2002 had been collected, except for $37,932, which was collected in January 2003.

In October 2001, FT licensed Jabber’s commercial server software and entered into an annual maintenance and support agreement. Jabber recognized $87,800 in license revenue in 2001 and $19,166 and $31,039 in 2002 and 2001, respectively, from the maintenance and support agreement. In October 2002, Jabber entered into an agreement with FT to amend the license agreement whereby FT purchased a user-based license including the first year of support and maintenance for $500,000. In addition, FT had an option to purchase additional licenses under this agreement. During March 2003, FT exercised the option to purchase additional user licenses and related maintenance and support for $3,000,000 which was paid in four equal quarterly payments in 2003. During 2002, we recognized $425,000 in license revenue and $15,625 in maintenance and support revenue from FT. At December 31, 2002, all of the fees from the FT license and maintenance and support agreements in effect in 2002 had been collected.

Cost of Revenues:

Cost of license revenues for the 2002 twelve-month period were $652 and consisted of shipping costs to deliver software products net of amounts billed to customers.

Cost of professional service revenues consists of compensation costs and consulting fees associated with performing custom programming, installation and integration services for Jabber’s customers. Cost of professional service revenues was $951,804 for the year ended December 31, 2002, or 91% of net professional service revenues, compared to $409,273, or 213% of net professional service revenues for the year ended December 31, 2001. Direct project expenses for 2002 were $893,841 on revenues of $1,048,278 representing a gross margin of 15%, compared to direct project expenses of $130,411 on revenues of $191,861 representing a gross margin of 32% for the year ended December 31, 2001. The decrease in direct project gross margin in 2002 is a result of two loss contracts in which our costs exceed revenues by $201,585. In October 2002, we signed a license contract valued at $157,500 with a customer in the financial services industry. In connection with this contract, we agreed to perform significant professional services in order to develop functionality for our software products required by this customer and the financial services industry in general. The cost of the professional services for this contract exceeded revenues by $164,351. We incurred these costs to facilitate the development of our software products to add functionality we believe will lead to additional sales to customers in the financial services industry. We also entered into a fixed price professional services arrangement in the third quarter of 2002 in which our costs exceeded revenues by $37,234 as a result of additional work performed which was not anticipated by us in the initial scope of work. In the third quarter of 2002 we entered into an arrangement with a customer to provide a software solution, including custom programming services, in connection with Nokia’s Nokia Game. We recognized the license revenue and the professional services revenue on a percent-completed basis, which was 100% complete at year-end. We recognized a gross margin of 1.4% on the professional services portion of the contract. Including revenue from this contract that was recorded as license revenue, the gross margin on the entire contract was 49%. Excluding these three contracts, direct project costs of professional services revenues would have been 50% of net professional service revenues for 2002.

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

Operating Expenses:

Sales and marketing expenses consist primarily of employee compensation, cost of travel, advertising and public relations costs, trade show expenses, user conferences, and costs of marketing materials. Sales and marketing expenses were $1,827,190 for the year ended December 31, 2002, or 54% of net revenues, compared to $917,361, or 85% of net revenues for the year ended December 31, 2001. During the second quarter of 2002, Jabber opened a sales and marketing office in Europe in order to facilitate our European market and incurred $227,884 in costs, primarily employee compensation, associated with these operations in 2002. We also incurred $120,371 in additional cost, net of conference fees, in 2002 in connection with our European Jabber users conference. In addition, the increase in absolute dollars for 2002 was also attributable to (i) incurring $237,008 more in commission and bonus expense; (ii) an increase in compensation expense of $111,860 primarily due to the addition of a VP of Sales in 2002; (iii) an increase of $46,892 in travel expense due to increased pre-sales calls in 2002; (iv) an increase in contract labor of $49,690 primarily associated with telemarketing sales and business development activities; and (v) an increase in severance costs of $27,153 due to a reduction in staff in July and August of 2002.

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

Interest expense was $637,184 for the year ended December 31, 2002, compared to $3,312,054 for the year ended December 31, 2001. The decrease in interest expense is a result of the repayment of a portion of our 10% convertible note payable and exchange of the balance into convertible preferred stock in March 2002; the repayment of short-term notes payable during the first quarter of 2002; and the conversion of the Jabber convertible note payable to Jabber’s common stock in April 2002. As of December 31, 2002, we did not have any remaining outstanding debt obligations. Interest expense is summarized in the following table:

	Years Ended December 31,
	2002	2001
10% convertible note payable	$551,263	$3,192,633
Short-term notes payable	62,503	42,442
Jabber convertible note payable	2,394	45,834
Other interest expense	21,024	31,145

Total interest expense	637,184	3,312,054
Non-cash interest expense	560,412	3,055,412

Net cash interest expense	$76,772	$256,642

A summary of non-cash interest expense is as follows:

	Years Ended December 31,
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

Loss on debt extinguishment was $1,162,934 for the year ended December 31, 2002. The loss on debt extinguishment was comprised of $625,164 resulting from consummating a transaction in March 2002, with the holder of our 10% convertible note in which $1,212,192 of the outstanding principal was exchanged for 1,984 shares of our series D preferred stock. The loss was calculated by multiplying the increase in the number of common shares issuable upon conversion by the fair market value of our common stock on the date the transaction closed. We recorded an additional loss on debt extinguishment of $537,770 for the value of the warrant issued in connection with the exchange for series D preferred stock. The value of the warrant was computed using the Black-Scholes option-pricing model.

Minority Interest:

Minority interest arises from the allocation of losses in Jabber to its minority stockholders. Minority stockholders of Jabber included holders of Jabber’s common stock, holders of Jabber’s series B preferred stock, and the holder of 25 shares of Jabber’s series C preferred stock. We allocated a portion of Jabber’s net losses to the minority shareholders to the extent of their share in the net assets of Jabber. For the year ended December 31, 2002, we allocated $2,049,257 of Jabber’s losses to its minority stockholders, compared to $389,509 for year ended December 31, 2001. As a result of the transaction entered into with FTTI as discussed below, losses allocated to minority interest for the 2002 twelve month period included $1,611,869 of Jabber’s losses allocated to FTTI which represents the difference between the Jabber losses allocated to FTTI prior to the transaction and the amount of Jabber losses that would have been allocated to FTTI had the transaction occurred from inception of the FTTI investment in Jabber (the FTTI catch-up).

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

The common stock and series B preferred stock owned by FTTI was subject to anti-dilution protection should Jabber issue stock at less than $1.00 per share, or adjustment for stock splits, stock dividends and other similar transactions. In such an event, Jabber would incur a significant non-cash charge as a result of the issuance of additional shares to FTTI.

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

GAAP requires us to record the beneficial conversion feature, other deemed dividends, the value of warrants and, in most instances, the cash offering costs as additional preferred stock dividends. This non-cash charge to net loss applicable to common stockholders is labeled “Accretion of preferred stock to redemption value” in the accompanying statement of operations.

Accretion expense was $648,710 for the year ended December 31, 2002. We recorded accretion expense of $479,442 as a result of the reset of the conversion price of our series C-1 preferred stock in January 2002, from $2.50 per share to $1.00 per share. The accretion expense was calculated by multiplying the increase in the number of common shares issuable upon conversion by the fair market value of our common stock on the commitment date. The accretion expense was limited to the net proceeds from the sale of the series C-1 preferred stock less the total accretion expense recorded in previous periods. We also recorded accretion expense in 2002 of $148,259 and $21,009 for the resets of the series C-1 preferred stock and series B preferred stock warrants, respectively. The accretion expense was calculated by computing the difference between the warrant value immediately preceding and after the reset using the Black-Scholes option-pricing model.

During 2001, we recorded accretion expense totaling $3,048,414, including $1,970,558 related to the issuance of our series C-1 preferred stock and $886,069 related to the reset of the conversion price of our series B-2 preferred stock on February 28, 2001, and $191,788 in December 2001, from the exchange of 200 shares of series B-2 preferred stock for 350,205 shares of our common stock.

The series D junior preferred stock issued in the first quarter of 2002 was also subject to anti-dilution protection in the event we issue common stock at prices less than the current conversion price for the preferred stock or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. The anti-dilution protection expired on January 17, 2004.

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

Included in net losses allocable to common stockholders were non-cash expenses for transactions related to acquisitions, financing, and securities we issued for services as summarized in the following table:

	Years Ended December 31,
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

Item 7. FINANCIAL STATEMENTS.

See Financial Statements beginning on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 8A. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, William R. Cullen, has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this review, Mr. Cullen believes that our disclosure controls and procedures are effective in ensuring that material information related to Webb is made known to him by others within Webb.

There have been no significant changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, Webb’s internal control over financial reporting.

PART III

Item 9. ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(a) OF THE SECUTITIES ACT OF 1934.

Incorporated by reference from Webb’s definitive proxy statement for the 2004 Annual Meeting of Shareholders.

Item 10. EXECUTIVE COMPENSATION.

Incorporated by reference from Webb’s definitive proxy statement for the 2004 Annual Meeting of Shareholders.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from Webb’s definitive proxy statement for the 2004 Annual Meeting of Shareholders.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference from Webb’s definitive proxy statement for the 2004 Annual Meeting of Shareholders.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference to Webb’s definitive proxy statement for the 2004 Annual Meeting of Shareholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBB INTERACTIVE SERVICES, INC.

Date: March 29, 2004	By	/s/ William R. Cullen
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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William R. Cullen	March 29, 2004
William R. Cullen
(President, Chief Executive Officer, Chief Financial Officer and a Director)

/s/ Stuart J. Lucko	March 29, 2004
Stuart J. Lucko
(Controller, Chief Accounting Officer)

/s/ Robert Lacey	March 29, 2004
Robert Lacey
(Director)

/s/ Robert J. Lewis	March 29, 2004
Robert J. Lewis
(Director)

/s/ Richard C. Jennewine	March 29, 2004
Richard C. Jennewine
(Director)

/s/ Peter Ren	March 29, 2004
Peter Ren
(Director)

WEBB INTERACTIVE SERVICES, INC.

INDEX TO EXHIBITS

FORM 10-KSB (For Year Ended December 31, 2002)

(a) Listing of Exhibits:

3.1	(a)	Articles of Incorporation, as amended, of Webb Interactive Services, Inc. (1)

3.1	(b)	Articles of Amendment setting forth the terms of Series D Junior Convertible Preferred Stock (2)

3.2		Bylaws of Webb Interactive Services, Inc. (3)

4.1		Specimen form of Webb Interactive Services, Inc. common stock certificate (4)

4.2		Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.3		Form of Incentive Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.4		Form of Nonstatutory Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.5		Webb Interactive Services, Inc. Stock Option Plan of 2000, including forms of Incentive and Nonstatutory Stock Option Agreements (5)

4.6		Stock Purchase Warrant dated August 25, 1999, as amended December 18, 1999, issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, Inc. (6)

4.7		Stock Purchase Warrant dated December 18, 1999 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, Inc. (6)

4.8		Stock Purchase Warrant dated December 31, 1999 issued to by Webb Interactive Services, Inc. Marshall Capital Management, Inc. and Castle Creek Technology Partners, LLC (7)

4.9		Form of Stock Purchase Warrant dated February 28, 2001 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, LLC (8)

4.10		Form of Stock Purchase Warrant, form of Series D Stock Purchase Warrant and form of amended Stock Purchase Warrants dated January 17, 2002 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, LLC (2)

10.1		Form of Nondisclosure and Nonsolicitation Agreement between Webb Interactive Services, Inc. and its employees (1)

10.2		Employment Agreement between Webb Interactive Services, Inc. and William R. Cullen, dated March 1, 2002 (9)

10.3		Employment Agreement between Webb Interactive Services, Inc. and Lindley S. Branson, dated March 1, 2002 (9)

10.4		Securities Purchase Agreement dated as of January 17, 2002, between Webb Interactive Services, Inc. and Jona, Inc. Included as an exhibit is a Registration Rights Agreement (2)

10.5		Letter Agreement between Webb Interactive Services, Inc. and Jona, Inc. (9)

10.6		Exchange Agreement dated January 17, 2002 between Webb Interactive Services, Inc. and Castle Creek Technology Partners LLC. Included as an exhibit is a Registration Rights Agreement (2)

10.7		Series D Preferred Stock Purchase Agreement dated March 17, 2003, by and among Jabber, Inc. France Telecom Technologies Investissements, Intel Capital Corporation, and Webb Interactive Services, Inc. Included as exhibits to the Stock Purchase Agreement are the Restated Certificate of Incorporation of Jabber, Inc. and the following additional agreements among the parties to the Stock Purchase Agreement: Investors Rights Agreement; Right of First Refusal and Co-Sale Agreement; and Voting Agreement. (10)

10.8		Jabber, Inc. Certificate of Designation for Series D Convertible Preferred Stock (14)

10.9		Exchange Agreement, dated as of October 21, 2003, by and between Webb Interactive Services, Inc. and Jona, Inc. (11)

13.1		The registrant intends to deliver to its shareholders a copy of 2003 Annual Report on Form 10-KSB (without exhibits), in lieu of a separate Annual Report to Shareholders

21.1		Subsidiaries of Webb Interactive Services, Inc.*

23.1		Consent of Ernst & Young LLP*

24.1		Power of Attorney* (Included in signature page)

31.1		Certification of Chief Executive Officer and Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William R. Cullen*

*	Filed herewith.
(1)	Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
(2)	Filed with the Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(3)	Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.
(4)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2000, Commission File No. 0-28462.
(5)	Filed with the Current Report on Form 8-K, filed January 22, 2002 and amended on January 29, 2002, Commission File No. 0-28462.
(6)	Filed with Amendment No. 2 to Webb’s Registration Statement on Form S-3, filed January 3, 2000, Commission File No. 333-87887.
(7)	Filed with the Current Report on Form 8-K, filed January 5, 2000, Commission File No. 0-28462.
(8)	Filed with the Current Report on Form 8-K, filed March 1, 2001, Commission File No. 0-28462.
(9)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2001, Commission File No. 0-28462.
(10)	Filed with the Current Report on Form 8-K, filed on March 20, 2003, Commission File No. 0-28462.
(11)	As filed with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, Commission File No. 0-28462.

Item 7. FINANCIAL STATEMENTS.

WEBB INTERACTIVE SERVICES, INC.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Webb Interactive Services, Inc.:

We have audited the accompanying consolidated balance sheets of Webb Interactive Services, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Denver, Colorado,

February 10, 2004,

except for Note 10, as to which the date is

March 23, 2004.

WEBB INTERACTIVE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$559,590	$1,714,077
Accounts receivable, net	—	695,378
Prepaid expenses	12,957	172,848
Notes receivable from Company officer (Note 3)	134,130	147,476
Note receivable from Jabber	136,479	—
Short-term deposits and other current assets	—	46,014

Total current assets	843,156	2,775,793
Investment in Jabber (Note 4)	1,591,985	—
Property and equipment, net (Note 5)	258,834	974,267

Total assets	$2,693,975	$3,750,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,246	$510,511
Accrued compensation, benefits and payroll taxes	71,928	446,982
Deferred revenue	—	516,303

Total current liabilities	95,174	1,473,796
Commitments and contingencies
Minority interest in subsidiary	—	118,337
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized:
Series D junior convertible preferred stock, 784 and 2,584 shares issued and outstanding, respectively, liquidation preference of $1,000 per share	600,049	1,977,713
Common stock, no par value, 60,000,000 shares authorized, 25,268,167 and 21,668,167 shares issued and outstanding, respectively	105,654,866	103,644,832
Warrants and options	14,643,282	19,448,886
Accumulated other comprehensive loss	(3,668)	(17,421)
Accumulated deficit	(118,295,728)	(122,896,083)

Total stockholders’ equity	2,598,801	2,157,927

Total liabilities and stockholders’ equity	$2,693,975	$3,750,060

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

WEBB INTERACTIVE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002
Net revenues	$646,613	$3,392,782

Operating expenses:
Cost of revenues	161,899	1,105,989
Sales and marketing	356,983	1,827,190
Product development	590,569	2,193,881
General and administrative	1,240,896	3,694,568
Depreciation and amortization	205,702	1,215,794

	2,556,049	10,037,422

Loss from operations	(1,909,436)	(6,644,640)
Interest income	18,928	36,926
Loss from investment in Jabber (Note 4)	(306,809)	—
Interest expense	—	(637,184)
Loss on extinguishment of 10% convertible note payable (Note 6)	—	(1,162,934)
Other income, net (Note 14)	6,974	258,654

Net loss before minority interest	(2,190,343)	(8,149,178)
Minority interest in losses of subsidiary	2,709	2,049,257

Net loss	(2,187,634)	(6,099,921)
Preferred stock dividends	—	(125,187)
Accretion of preferred stock to stated value (Note 9)	—	(648,710)

Net loss applicable to common stockholders	$(2,187,634)	$(6,873,818)

Net loss applicable to common stockholders per share, basic and diluted	$(0.10)	$(0.36)

Weighted average shares outstanding, basic and diluted	23,013,372	19,301,937

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

WEBB INTERACTIVE SERVICES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Preferred Stock		Common Stock		Warrants and Options	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances, January 1, 2002	2,500	$2,450,000	11,331,522	$93,155,341	$15,010,930	$(5,049)	$(116,022,265)	$(5,411,043)
Common stock and common stock purchase warrants issued in private placement	—	—	5,000,000	2,370,205	2,629,795	—	—	5,000,000
Value of common stock purchase warrants issued for offering costs	—	—	—	(1,099,213)	1,099,213	—	—	—
Exercise of common stock purchase warrant	—	—	2,500,000	1,185,102	1,314,898	—	—	2,500,000
Common stock purchase warrant issued with short-term note payable	—	—	—	—	29,976	—	—	29,976
Exchange of 10% convertible note payable for series D junior preferred stock	1,984	1,078,497	—	—	—	—	—	1,078,497
Conversion of preferred stock to common stock	(1,900)	(1,550,784)	1,900,000	1,550,784	—	—	—	—
Common stock purchase warrant issued in connection with extinguishment of 10% convertible note payable	—	—	—	—	537,770	—	—	537,770
Interest expense on 10% convertible note payable from beneficial conversion feature	—	—	—	255,060	—	—	—	255,060
Beneficial conversion feature for reset on series C-1 preferred stock	—	—	—	479,442	—	—	(479,442)	—
Loss on debt extinguishment on exchange of 10% convertible note payable for series D junior preferred stock	—	—	—	625,164	—	—	—	625,164
Beneficial conversion feature for reset of preferred stock warrants	—	—	—	—	169,268	—	(169,268)	—
Interest expense for reset of second 10% convertible note payable warrant	—	—	—	—	74,086	—		74,086
Interest expense for reset of short-term note payable warrant	—	—	—	—	14,364	—	—	14,364
Purchase of minority interest in Jabber	—	—	911,645	610,802	—	—	—	610,802
Gain on re-capitalization of Jabber	—	—	—	3,043,038	—	—	—	3,043,038
Common stock and warrants issued for services	—	—	25,000	10,250	27,443	—	—	37,693
Cancellation of warrants	—	—	—	1,458,857	(1,458,857)	—	—	—
Preferred stock dividends from Jabber preferred stock	—	—	—	—	—	—	(125,187)	(125,187)
Foreign currency translation	—	—	—	—	—	(12,372)	—	(12,372)
Net loss	—	—	—	—	—	—	(6,099,921)	(6,099,921)

Comprehensive loss	—	—	—	—	—	—	—	(6,112,293)

Balances, December 31. 2002	2,584	1,977,713	21,668,167	103,644,832	19,448,886	$(17,421)	$(122,896,083)	$2,157,927
Issuance of common stock for cancellation of warrants:
Issuance of common stock	—	—	1,800,000	1,890,000	—	—	—	1,890,000
Cancellation of warrants	—	—	—	(3,850,202)	(4,827,787)		6,787,989	(1,890,000)
Gain on re-capitalization of Jabber	—	—	—	2,548,345	—	—	—	2,548,345
Conversion of preferred stock to common stock	(1,800)	(1,377,664)	1,800,000	1,377,664	—	—	—	—
Warrants and options issued for services	—	—	—	—	66,410	—	—	66,410
Cancellation of warrants	—	—	—	44,227	(44,227)	—	—	—
Other comprehensive loss	—	—	—	—	—	13,753	—	13,753
Net loss	—	—	—	—	—	—	(2,187,634)	(2,187,634)

Foreign currency translation	—	—	—	—	—	—	—	(2,174,261)

Balances, December 31, 2003	784	$600,049	25,268,167	$105,654,866	$14,643,282	$(3,668)	$(118,295,728)	$2,598,801

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

WEBB INTERACTIVE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,187,634)	$(6,099,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	205,702	524,046
Amortization expense	—	691,748
Loss from investment in Jabber	306,809	—
Loss from extinguishment of 10% convertible note payable	—	1,162,934
Extraordinary income from creditor concessions	—	(257,061)
Minority interest in losses of subsidiary	(2,709)	(2,049,257)
Stock, warrants and stock options issued for services	66,410	74,893
(Gain) loss on sale and disposal of property and equipment	(7,621)	12,542
Bad debt expense	—	24,918
Accrued interest payable on convertible note payable	—	2,394
Interest expense from beneficial conversion features and warrants	—	343,510
Amortization of discounts and debt issuance costs	—	214,508
Changes in operating assets and liabilities:
Increase in accounts receivable	(404,246)	(276,291)
Decrease (increase) in prepaid expenses	45,578	(128,951)
Decrease in short-term deposits and other assets	37,011	22,848
(Increase) decrease in accounts payable and accrued liabilities	106,688	(373,162)
(Decrease) increase in accrued salaries and payroll taxes payable	(662)	81,435
Decrease in accrued interest payable	—	(48,632)
Increase in deferred revenue	653,287	323,711

Net cash used in operating activities	(1,181,387)	(5,753,788)

Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	2,522
Purchase of property and equipment	(6,121)	(59,230)
Purchase of Jabber securities from third-party investors	(34,993)	—
Cash retained by Jabber at March 19, 2003	(68,991)	—
Collection of note receivable from Jabber	93,445	—
Collections from Jabber	20,477	—
Collection on notes receivable from Company officers	13,346	13,346

Net cash provided by (used in) investing activities	17,163	(43,362)

Cash flows from financing activities:
Payments on capital leases and convertible notes payable	—	(35,599)
Payment of short-term notes payable	—	(440,000)
Payment on 10% convertible note payable	—	(720,000)
Proceeds from issuance of common stock	—	7,500,000
Proceeds from issuance of short-term notes payable	—	300,000

Net cash provided by financing activities	—	6,604,401

Net (decrease) increase in cash and cash equivalents	(1,164,224)	807,251
Effect of foreign currency exchange rate changes on cash	9,737	(12,372)
Cash and cash equivalents, beginning of year	1,714,077	919,198

Cash and cash equivalents, end of year	$559,590	$1,714,077

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

WEBB INTERACTIVE SERVICES, INC.

STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2003	2002
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$125,405

Supplemental schedule of non-cash investing and financing activities:
Equity adjustment related to sale of Jabber stock	$2,548,345	$—
Preferred stock converted to common stock	$1,377,664	$1,109,784
Issuance of common stock for cancellation of warrants	$1,890,000	$—
Business software sold to Jabber in exchange for note receivable	$220,059	$—
Accretion of preferred stock to stated value and other deemed dividends	$—	$648,710
Preferred stock dividends on Jabber preferred stock	$—	$125,187
10% convertible note payable exchanged for series D junior preferred stock	$—	$1,078,497

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION AND BUSINESS

The sole business of Webb Interactive Services, Inc. (collectively the Company, Webb, we, us or our) is the ownership of securities of Jabber, Inc. (Jabber). At December 31, 2003, on an as-if converted basis, we owned 43.6% of Jabber’s common stock.

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

Jabber is a commercial developer of real-time communications software and instant messaging (“IM”) solutions offering proprietary, scalable extensible IM software solutions for carriers, service providers for OEM and ISV partners, and for large enterprises. We formed Jabber in February 2000, to commercialize the Jabber.org instant messaging system begun in 1998. We became the commercial sponsor of the Jabber.org open-source movement in September 1999. Jabber commenced operations in May 2000, and released its initial proprietary IM software product in March 2001. During 2003 and 2002, Jabber earned revenue from licensing its software, fees from support and maintenance agreements and fees from professional service contracts.

We have not been profitable since inception. Webb does not currently have a source of revenue but does incur operating expenses separate from those of Jabber. Our success depends upon the ability of Jabber to market its products and services and generate revenues sufficient to exceed its expenses. Because of the new and evolving nature of instant messaging technologies and Jabber’s early stage of development, we cannot be sure that its revenue model will prove to be viable, whether demand for its products and services will materialize at the prices it expects to charge, or whether current or future pricing levels will be sustainable. We have expended significant funds to develop Jabber’s current product offerings and Jabber anticipates continuing losses for at least 2004 as it further develops and markets its products in advance of market acceptance in sufficient quantities to achieve positive cash flow from operations.

We believe that the funds available at December 31, 2003, and the cost sharing arrangement between Webb and Jabber commencing April 1, 2003 (See Note 4), provide us with sufficient capital to operate Webb through at least April 2005. Webb is, in part, dependent on Jabber’s ability to sustain positive cash flows from operations, which is expected to occur in late 2005. There can be no guarantee that Jabber will be successful in marketing its products or that it will be able to achieve positive cash flow from operations.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statements

As a result of the March 19, 2003, Jabber financing transaction, on March 20, 2003, Webb ceased consolidating the financial results of Jabber with its financial statements and began to report its investment in Jabber under the equity method of accounting. As such, prior to March 20, 2003, and for the year ended December 31, 2002, the results of operations from Jabber were consolidated with Webb’s results of operations. During this time, all material intercompany balances and transactions were eliminated in consolidation. The net loss attributable to the minority stockholders’ interests, which relates to our Jabber subsidiary, is recorded based upon the minority interest share of the ownership of Jabber.

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies and the useful life of assets. Actual results and outcomes may differ from these estimates and assumptions.

Revenue Recognition

Revenues are generated from the license of Jabber’s software products, professional service arrangements and maintenance and support services. Software license revenue is recognized in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” (“SOP 97-2”) and related interpretations and amendments as well as Technical Practice Aids issued from time to time by the AICPA.

Revenue from software arrangements is recognized only when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Under certain circumstances, software license revenue is deferred until all criteria of SOP 97-2 are met. Certain arrangements contain provisions which result in the recognition of revenue from software licenses ratably over the term of the contract or in accordance with long-term contract accounting.

Revenue from professional services billed on a time and materials basis is recognized as the services are performed and amounts due from customers are deemed collectible and contractually non-refundable. Revenue from fixed price long-term contracts is recognized on the percentage of completion method for individual contracts. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, or if sufficiently accurate estimates of costs are not determinable at the outset of the arrangement, the completed contract method of accounting is used whereby revenue is recognized when the work is completed. Customer payments and billed amounts due from customers in excess of revenue recognized are recorded as deferred revenue.

Revenue from maintenance and support agreements is recognized on a straight-line basis over the term of the related maintenance and support agreement.

For software arrangements with multiple elements, revenue is recognized using the residual method prescribed by SOP 98-9, “Modification of SOP 97-2 ‘Software Revenue Recognition’ with Respect to Certain Transactions.” Revenue applicable to undelivered elements, principally software maintenance, training and implementation services, is determined based on vendor specific objective evidence (“VSOE”) of the fair value of those elements. VSOE is established by the price of the element when it is sold separately (i.e., the renewal rate for software maintenance and normal prices charged for training and professional services). Revenue applicable to elements for which VSOE of fair value is not determinable is deemed equal to the remainder/residual amount of the fixed arrangement price. Assuming none of the undelivered elements and VSOE of fair value exists for all undelivered elements are essential to the functionality of any of the delivered elements, the residual revenue attributed to the delivered elements is recognized when all other criteria for revenue recognition for those elements have been met.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of 90 days or less that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. The recorded amounts for cash equivalents approximate fair value due to the short-term nature of these financial instruments.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, notes receivable and accounts receivable. We have no off balance-sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. We maintain our cash in the form of demand deposits with financial institutions that we believe to be of high credit quality.

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

At December 31, 2002, the intangible assets, which consisted of technology utilized by Jabber acquired by Webb in a 1999 acquisition, were fully amortized. Jabber recorded amortization expense totaling $691,748 for the year ended December 31, 2002. Amortization expense was reduced in 2002 by $35,553 as a result of the step-down adjustment allocated to intangible assets resulting from Webb’s purchase of Jabber minority interests in April 2002 (See Note 4).

Cost of Revenues

Cost of revenues include nominal direct costs of delivering software, direct labor costs for maintenance and support and professional services, and an allocation of overhead costs. Costs of revenues does not include any allocation of depreciation or amortization expense.

Warranties

Jabber issues warranties to customers for product performance in accordance with the specifications that are short-term in nature, generally 90 days or less. Jabber’s obligations under these warranties have not been significant and are generally covered under customer maintenance agreements. Jabber also indemnifies customers against patent infringement claims. As of December 31, 2002, there were no liabilities recorded in the financial statements related to indemnifications or warranties, which would be required if such liabilities were probable and estimable.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, trade accounts and notes receivable. As of December 31, 2003, the carrying values of such instruments approximated their fair values.

Foreign Currencies

The functional currency of our foreign subsidiary located in The Netherlands is the Euro. Assets and liabilities of this subsidiary are translated to U.S. dollars at year-end exchange rates and income statement items are translated at the exchange rates present at the time such transactions arise. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive income, a component of stockholders’ equity.

Transactions denominated in currencies other than the Euro are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in foreign currency transaction gains and losses which are reflected in income as unrealized (based on period-end translation) or realized (upon settlement of the transaction). Unrealized transaction gains and losses applicable to permanent investments by Webb in its foreign subsidiary are included as cumulative translation adjustments, and unrealized translation gains and losses applicable to short-term intercompany receivables from or payables to Webb and its foreign subsidiary are included in net loss.

Income Taxes

The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. Our deferred tax assets have been reduced by a valuation allowance to the extent it is more likely than not that some or all of the deferred tax assets will not be realized (See Note 13).

Stock Option Accounting and Other Stock-Based Compensation Arrangements

We issue stock options to our employees and outside directors to purchase our stock pursuant to stockholder approved stock option programs. We have elected to account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net loss for the years ended December 31, 2003 and 2002, as all options granted under these plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period. The following table illustrates the effect on net income and earnings per share as if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under SFAS No. 123, “Accounting and Disclosure of Stock Based Compensation” (“SFAS 123”).

	Years Ended December 31,
	2003	2002
Net loss applicable to common stockholders	$(2,187,634)	$(6,873,818)
Expense calculated under APB 25	—	—
Expense calculated under SFAS 123	(841,668)	(2,795,100)

Pro-forma net loss applicable to common stockholders	$(3,029,302)	$(9,668,918)

Pro-forma net loss applicable to common stockholders per share-basic and diluted	$(0.13)	$(0.50)

Pro-forma information regarding net income and earning per share is required by SFAS 123 and has been determined as if we had accounted for our employee stock options under the fair value method of SFAS 123. The fair value for these options was determined at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002
Risk-free interest rate	3.79%	5.89%
Expected dividend yield	0%	0%
Expected lives	3.6 Years	5 Years
Expected volatility	133%	122%

Included in the expense calculated under SFAS 123 are options granted under the Jabber stock option plan, which totaled 1,900,394 for the period ended March 19, 2003, and 1,940,394 for the year ended December 31, 2002.

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

	December 31,
	2003	2002
Stock options	5,317,086	3,210,419
Series D preferred stock	784,000	2,584,000
Warrants	2,674,700	12,640,842

Total	8,775,786	18,435,261

The number of share equivalents excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method, were 389,508 and 178,552 for the years ended December 31, 2003 and 2002, respectively.

Comprehensive Loss

Comprehensive loss includes net loss and other non-owner changes to stockholders’ equity not reflected in net loss applicable to common stockholders. The components of accumulated other comprehensive loss, as presented on the accompanying consolidated balance sheets, consist of cumulative translation adjustments from assets and liabilities of our foreign subsidiary.

Subsidiary Stock Transactions

We comply with the requirements of Securities Exchange Commission Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”), which requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations or reflected as an equity transaction. We have elected to record gains or losses resulting from the sale of a subsidiary’s stock as equity transactions.

Segment Reporting

Financial Accounting Standards Board (“FASB”) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. For the year ended December 31, 2003, Webb has only one reportable business segment. For the year ended December 31, 2002, Webb’s only other reportable business segment was Jabber. See Note 4 regarding information about the Jabber business segment.

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for classifying and measuring as liabilities certain financial instruments that have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability, or asset as appropriate, to represent obligations of the issuer. Many of the instruments covered by this statement have previously been classified as equity. SFAS 150 was effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. This statement did not have an impact on our financial position, results of operations or cash flows.

In December 2003, the FASB issued FASB Interpretation No. 46, Amended, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 addresses the consolidation requirements of companies that have variable interest entities. This Interpretation requires the consolidation of any variable interest entities in which a company has a controlling financial interest and requires disclosure of those that are not consolidated but in which the company has a significant variable interest. The requirements of FIN 46 will be effective for the first quarter of 2004. We do not expect this Interpretation to have a material impact on our financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the 2002 financial statements in order to conform to the 2003 presentation.

(3)	NOTES RECEIVABLE FROM COMPANY OFFICERS

During 2000, Webb loaned a total of $165,827 to an officer of the Company pursuant to demand notes with full recourse bearing interest at 8% per annum. All payments are first applied to the principal and thereafter to accrued interest. The Company recognizes interest income when collected. At December 31, 2003 and 2002, the unpaid interest on the loans totaled $39,397 and $28,143, respectively. During 2003 and 2002, the Company was repaid principal totaling $13,346 in each year.

(4)	INVESTMENT IN JABBER

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

The Jabber series D convertible preferred stock purchase agreement contemplated the potential sale of approximately $5.5 million worth of additional shares of Jabber series D convertible preferred stock prior to January 31, 2004. There were no additional sales of these Jabber securities. Webb’s option to purchase up to an additional $2.5 million of these securities expired on January 31, 2004.

The Jabber series D convertible preferred stock purchase agreement provides that, without the prior approval of holders of 66 2/3% of the outstanding shares of Jabber series D convertible preferred stock, Jabber will not engage in any transaction or arrangement for the distribution of Jabber’s securities to the public, except in connection with a qualified public offering; permit any transaction which would result in any of the holders of the Jabber series D convertible preferred stock owning more than 49% of Jabber’s authorized shares of capital stock calculated either by ownership percentage or voting power; or take any other action, other than in connection with a qualified public offering, that would result in Jabber becoming a reporting company under the Securities Exchange Act of 1934. If an event has not occurred by January 1, 2005 that would permit Webb to distribute its Jabber securities to the Webb shareholders, Webb may require FTTI, on an annual basis until such an event shall have occurred, to sell Webb 1,000,000 shares of the Jabber common stock held by FTTI, at a purchase price equal to the conversion price for the Jabber series D convertible preferred stock plus interest compounded at 15% per annum. If the 49% ownership limit described above limits Webb’s ability to exercise this right, then the right will be suspended until Webb is able to exercise the right in full within the 49% limitation or upon an event which provides liquidity for all of Jabber’s shareholders, at which time the 49% limitation would be waived.

In connection with the transaction, an additional nominee of FTTI was elected to the Jabber Board of Directors and an additional independent nominee was elected to the Jabber Board of Directors in January 2004. Webb, FTTI and Intel have agreed that an additional nominee acceptable to Webb, FTTI and Intel is eligible to be elected to the Jabber Board of Directors.

As a result of the investment transaction in Jabber, Webb recorded an adjustment to equity of $3,472,282 in accordance with SAB 51. The amount was computed as the difference between Webb’s investment in Jabber immediately after the investment transaction and multiplying Jabber’s net worth at March 19, 2003, by Webb’s ownership percentage immediately after the investment transaction. In connection with the series D preferred stock purchase agreement, Jabber agreed to purchase business software owned by Webb at a rate of $12,000 per month for a period of 21 months commencing April 1, 2003. Webb recorded a gain upon the sale of the software of approximately $8,500 and expects to record interest income over the term of the loan of approximately $25,000. At December 31, 2003, the balance of the note was $136,479, which is expected to be repaid in 2004. In addition, Jabber has also agreed that no later than August 31, 2004, Jabber shall purchase Webb’s computer equipment, office furnishings and fixtures and other office equipment at a purchase price of $200,000. Webb’s estimated net book value of these assets at August 31, 2004, is expected to approximate the purchase price.

During September 2003, Webb acquired 60,000 shares of Jabber’s common stock for $34,993 from two individual Jabber stockholders. As a result, Webb’s ownership in Jabber increased from 43.3% to 43.6% at September 30, 2003.

On April 8, 2002, we entered into an agreement with Jabber and FTTI, pursuant to which Webb and FTTI agreed to convert substantially all of their then respective shares of Jabber’s preferred stock into shares of Jabber’s common stock as of April 29, 2002 (the “April 2002 FTTI transaction”). As part of the agreement, a pledge by Webb to FTTI of 1,400,000 shares of Webb’s Jabber preferred stock was terminated, Webb exchanged the principal and interest of a $1,100,000 note payable from Jabber for shares of Jabber’s common stock at $1.00 per share and FTTI converted the principal and interest on a Jabber convertible note for $100,000 into shares of Jabber’s common stock, also at $1.00 per share.

As a result of the April 2002 FTTI transaction, Webb recorded a non-cash adjustment to minority interest in Jabber of $1,611,869, which represented the difference between the Jabber losses previously allocated to FTTI and the amount of Jabber losses that would have been allocated to FTTI had the transaction occurred at inception of the FTTI investment in Jabber. Additionally, Webb recorded $2,548,345 as an increase to additional paid-in capital in accordance with SAB 51. The amount was computed as the difference between FTTI’s minority interest balance after the transaction and allocation of the $1,611,869 FTTI minority interest adjustment and multiplying Jabber’s net worth at April 29, 2002, by FTTI’s ownership percentage after the transaction.

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

The unaudited condensed financial information for Jabber is presented below:

Results of Operations

	Years Ended December 31,
	2003	2002
Net revenues	$7,418,282	$3,392,782
Costs and expenses	9,068,841	8,254,706

Loss from operations	(1,650,559)	(4,861,924)
Other income (loss), net	(1,614,089)	(89,335)

Net loss	$(3,264,648)	$(4,951,259)

Webb’s loss from investment in Jabber	$(306,809)

Financial	Position

	December 31,
	2003	2002
Cash and cash equivalents	$5,375,388	$330,879
Accounts receivable, net	$1,052,228	$695,378
Other current assets	$174,969	$156,963
Property and equipment, net	$452,320	$398,972
Accounts payable and accrued liabilities	$1,406,938	$778,089
Deferred revenue	$1,928,868	$516,303
Note, convertible notes and other amounts payable to Webb	$136,479	$2,025,477
Stockholders’ equity (deficit)	$3,582,620	$(1,737,677)

Webb’s loss from investment in Jabber for the year ended December 31, 2003, includes net losses from March 20, 2003 to December 31, 2003. Prior to March 20, 2003, and for the year ended December 31, 2002, the results of operations from Jabber were consolidated with Webb’s results of operations.

Included in other income (loss), net for the year ended December 31, 2003, is a $1.57 million non-cash loss on debt extinguishment resulting from the exchange of the convertible note payable to Webb for shares of Jabber’s series D preferred stock in the first quarter of 2003. This amount was eliminated in consolidation in the period ended March 19, 2003.

For the years ended December 31, 2003 and 2002, France Telecom accounted for 30% and 25%, respectively, of Jabber’s total revenues. For the year ended December 31, 2002, Jabber had 4 customers, including France Telecom, with revenues in excess of 10% of total revenues. In addition, 2 customers represented more than 10% of Jabber’s accounts receivable balances as of December 31, 2002.

Jabber’s revenues for the year ended December 31, 2002, were derived from multiple geographic regions, with North America accounting for 52% of revenues, Europe accounting for 41% of revenues and the Pacific Rim accounting for 7% of revenues.

(5)	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2003	2002
Computer equipment	$571,863	$826,825
Office furniture and equipment	479,219	489,002
Purchased software	—	635,742
Leasehold improvements	—	272,723

	1,051,082	2,224,292
Less accumulated depreciation	(792,248)	(1,250,025)

Net property and equipment	$258,834	$974,267

Included in other income, net for the years ended December 31, 2003 and 2002 are $7,621 in income and $12,542 in losses, respectively, from the sale and disposition of excess and obsolete property and equipment.

Computer equipment, office equipment, and software is depreciated over three to five years, office furnishings over seven years, and leasehold improvements over the shorter of their economic life or the life of the lease. Depreciation expense totaled $205,702 and $524,046 for the years ended December 31, 2003 and 2002, respectively.

(6)	10% CONVERTIBLE NOTE PAYABLE

On August 25, 1999, we entered into a Securities Purchase Agreement, as amended, and executed a $5,000,000 three-year 10% Convertible Promissory Note (the “10% convertible note payable”) and a five-year warrant to purchase 136,519 shares of our common stock (the “first 10% convertible note payable warrant”) at an initial exercise price of $11.44 per share. These securities were subject to anti-dilution protection in the event we issued common stock at prices less than the then current conversion or exercise prices and for stock splits, stock dividends and other similar transactions. See Note 9 for further details regarding conversion and exercise price resets.

On January 17, 2002, we entered into an agreement with the holder of the 10% convertible note payable in which we agreed to exchange $1,212,192 of the then outstanding principal balance for 1,984 shares of our series D preferred stock, which was completed on March 13, 2002 (See Note 8). In addition, on March 12, 2002, we repaid $720,000 of the principal balance and accrued interest totaling $37,585 in full settlement of the 10% convertible note payable and accrued interest.

As a result of this exchange, we recorded a non-cash loss on debt extinguishment in the first quarter of 2002 totaling $625,164, which was computed by multiplying the incremental increase in the number of shares issuable as a result of the exchange by the fair market value of our common stock on the exchange date (771,808 shares times $0.81 per share).

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

In the first quarter of 2002, we recorded a loss on debt extinguishment for the fair value of the warrant totaling $537,770, valued using the Black-Scholes option-pricing model utilizing the following assumptions:

Exercise price	$1.00
Fair market value of common stock on date of issuance	$0.84
Option life	5 years
Volatility rate	127%
Risk-free rate of return	6%
Dividend rate	0%

During the year ended December 31, 2002, we recorded interest expense totaling $551,263 related to the 10% note payable, which included $513,678 in non-cash interest expense and $37,585 in interest expense paid in cash. The non-cash interest expense resulted from the amortization of financing costs and discounts ($184,532), anti-dilution protection on the conversion feature resulting from conversion price resets on the 10% note payable and the first 10% note payable warrant ($329,146).

(7)	PRIVATE PLACEMENT OF COMMON STOCK SECURITIES

On January 17, 2002, we sold 1,100,000 units of our securities to Jona Inc. (“Jona”) for $1,100,000 (the “January 2002 Jona transaction”). Each unit initially consisted of one share of common stock and one five-year warrant to purchase an additional share of common stock at an exercise price of $1.00 per share. On March 11, 2002, Webb’s shareholders approved the sale to Jona of an additional 3,900,000 units for $3,900,000, which were purchased by Jona on March 12, 2002.

On October 21, 2003, we entered into an agreement with Jona whereby on November 12, 2003, we issued Jona 1,800,000 shares of our restricted common stock in exchange for all of the then outstanding Warrants. As a result of the exchange, in 2003 we recorded a credit to accumulated deficit of $6,787,989, calculated as the difference between the fair value of the warrants and the fair market value of the common stock on November 12, 2003, as follows:

Fair value of warrants using Black-Scholes option-pricing model	$8,677,989
Fair market value of common stock	1,890,000

Credit to accumulated deficit	$6,787,989

Black-Scholes option-pricing model assumptions:
Exercise price	$1.00
Fair market value of common stock on valuation date	$1.05
Option life	3.2 to 3.4 years
Volatility rate	144%
Risk-free rate of return	2.04%
Dividend rate	0%

The common stock was subject to anti-dilution protection if we issued our common stock for any funding by Webb at a price less than $1.00 per share. This anti-dilution protection expired on January 17, 2004.

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

In connection with the January 2002 and March 28, 2002 Jona transactions, we issued two five-year warrants to purchase 450,000 and 125,000 shares, respectively, of our common stock to a financial advisor and a five year warrant to purchase 100,000 shares of our common stock to a private business owner and stockholder for payment of fees associated with the transactions. The warrants may be exercised at any time from the date of issuance by the holders at an exercise price of $1.00 per share. The warrants provide for anti-dilution protection in the event we issue common stock at prices less than the current conversion or exercise price for the securities or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. If the exercise price is reduced, we may be required to record additional charges to expense and such charges may be significant. We recorded the value of the warrants, totaling $549,447 as offering costs and valued the warrants using the Black-Scholes option-pricing model utilizing the following assumptions:

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

We valued the warrant utilizing the Black-Scholes option-pricing model using the following assumptions:

	Initial Valuation	January 17, 2002 Valuation
Exercise price	$2.50	$1.00
Fair market value of common stock on date of issuance or revaluation	$0.82	$0.97
Option life	3 years	3 years
Volatility rate	131%	127%
Risk-free rate of return	6%	6%
Dividend rate	0%	0%
Warrant value	$29,976	$44,341
Expense recorded	N/A	$14,365

(8)	PREFERRED STOCK

Preferred stock consists of the following:

	Series D Preferred Stock		Series C-1 Preferred Stock		Total Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2002	—	$—	2,500	$2,450,000	2,500	$2,450,000
Exchange of 10% convertible note payable for series D junior preferred stock	1,984	1,078,497	—	—	1,984	1,078,497
Exchange of series C-1 preferred stock for series D junior preferred stock	2,050	2,009,000	(2,050)	(2,009,000)	—	—
Conversion of preferred stock to common stock	(1,450)	(1,109,784)	(450)	(441,000)	(1,900)	(1,550,784)

Balances, December 31, 2002	2,584	$1,977,713	—	$—	2,584	$1,977,713
Conversion of preferred stock to common stock	(1,800)	(1,377,664)	—	—	(1,800)	(1,377,664)

Balances, December 31, 2003	784	$600,049	—	$—	784	$600,049

Series D Junior Convertible Preferred Stock-

At the same time we agreed to sell the units to Jona (See Note 7), Castle Creek Technology Partners LLC (“Castle Creek”) agreed to exchange up to 2,500 shares of series C-1 preferred stock and $1,212,192 of principal of our 10% convertible note payable for up to 4,484 shares of our series D junior convertible preferred stock (the “series D preferred stock”) and a warrant to purchase 750,000 shares of our common stock at an exercise price of $1.00 per share. As part of the agreement, we reduced the exercise price of existing warrants to purchase 650,116 shares of our common stock held by Castle Creek. The exercise price for these warrants was reduced to $1.00. We recorded non-cash interest and accretion expense for the reset of these warrants in the first quarter of 2002 totaling $222,345 (See Note 9). The 4,484 shares of series D preferred stock were convertible into 4,484,000 shares of our common stock. If we had not reached the agreement to exchange the series C-1 convertible preferred stock and the 10% convertible promissory notes, these securities would have been convertible into 3,712,192 shares of our common stock and Castle Creek would have been entitled to an additional warrant for 2,500,000 shares at an exercise price of $1.00 per share.

As a result of the transactions described above, we issued 4,034 shares of series D preferred stock, with 784 and 2,584 shares being outstanding at December 31, 2003, and 2002, respectively. The series D preferred stock does not bear dividends and does not entitle the holders to any voting rights except as required by Colorado law. Each share of series D preferred stock is convertible into 1,000 shares of our common stock. The series D preferred stock is convertible into common stock unless the conversion would result in the holder being a beneficial owner of more than 4.99% of our common stock. The current conversion price is $1.00 per share. The conversion price was also subject to anti-dilution protection if we issued our common stock at prices less than the conversion price for the preferred stock or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. The anti-dilution protection expired on January 17, 2004.

The series D preferred stock has liquidation preferences. If we liquidate, dissolve or wind-up our business, whether voluntarily or involuntarily, after we pay our debts and other liabilities, the holder of the preferred stock will be entitled to receive from our remaining net assets, before any distribution to the holders of our common stock, the amount of $1,000 per share.

During the years ended December 31, 2003 and 2022, the holder of our series D preferred stock converted 1,800 and 1,450 shares, respectively, into 1,800,000 and 1,450,000 shares, respectively of our common stock at conversion prices per share of $1.00 as follows:

	Number of Shares
Conversion Date	Series D Preferred Stock	Common Stock
January 7, 2003	200	200,000
January 28, 2003	200	200,000
February 21, 2003	200	200,000
March 20, 2003	200	200,000
April 23, 2003	200	200,000
June 5, 2003	200	200,000
September 2, 2003	200	200,000
October 23, 2003	200	200,000
December 3, 2003	200	200,000

Total for 2003	1,800	1,800,000

March 15, 2002	250	250,000
April 3, 2002	200	200,000
April 25, 2002	100	100,000
May 7, 2002	150	150,000
May 8, 2002	50	50,000
June 13, 2002	50	50,000
June 18, 2002	50	50,000
June 25, 2002	200	200,000
August 21, 2002	200	200,000
October 28, 2002	200	200,000

Total for 2002	1,450	1,450,000

During February 2004, the holder of our series D preferred stock converted 50 shares into 50,000 shares of our common stock at conversion prices per share of $1.00 (See Note 16).

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

(9)	RESET OF CONVERSION AND EXERCISE PRICES OF SECURITIES

In connection with the January 2002 Jona transaction (See Note 7), and in accordance with the original terms of the securities, the conversion prices for our 10% convertible note payable and series C-1 preferred stock as well as the exercise prices for the first 10% convertible note payable warrant and the series C-1 preferred stock warrant were all reset to $1.00 per share. As a result, we recorded non-cash expenses for the year ended December 31, 2002, as follows:

Security Reset	Non-Cash Expense
10% convertible note payable (additional interest expense due to anti-dilution protection on conversion feature)	$255,060
First 10% convertible note payable warrant (non-cash interest expense)	74,086

Total non-cash interest expense	329,146

Series C-1 preferred stock (additional preferred stock accretion)	479,442
Series C-1 preferred stock warrant (additional preferred stock accretion)	148,259

Total preferred stock accretion expense	627,701

Total	$956,847

The calculations of the non-cash expense are presented in the tables that follow.

	10% Convertible Note Payable	Series C-1 Preferred Stock
Value of security	$1,932,192	$2,500,000
Conversion price before reset	$2.50	$2.50
Number of common shares issuable upon conversion before reset	772,877	1,000,000
Conversion price after reset	$1.00	$1.00
Number of common shares issuable upon conversion after reset	1,932,192	2,500,000
Fair market value of common stock on valuation date	$10.07	$3.00
Calculated beneficial conversion feature	$11,674,302	$3,000,000
Net proceeds from sales of securities	$4,616,816	$1,714,721
Accretion expense recorded in previous periods	$4,361,756	$1,235,279
Additional interest expense due to anti-dilution protection on conversion feature	$255,060	$479,442

	First 10% Convertible Note Payable Warrant		Series C-1 Preferred Stock Warrant
	Immediately Preceding Reset	Immediately After Reset	Immediately Preceding Reset	Immediately After Reset
Common stock issuable upon exercise of warrant	150,116	150,116	500,000	500,000
Exercise price	$9.33431	$1.00	$3.75	$1.00
Fair market value of common stock on valuation date	$0.97	$0.97	$0.97	$0.97
Option life	2.9 years	2.9 years	2 years	2 years
Volatility rate	126%	126%	131%	131%
Risk-free rate of return	6.0%	6.0%	6.0%	6.0%
Dividend rate	0%	0%	0%	0%
Calculated value	$33,377	$107,463	$177,600	$325,859
Expense recorded	N/A	$74,086	N/A	$148,259

On February 18, 2000, we completed a private placement in which we sold 12,500 shares of our series B convertible preferred stock, and warrants to purchase 343,750 shares of our common stock (the “series B preferred stock warrant”). The exercise price for the series B preferred stock warrants was subject to being reset every 90 days until January 20, 2003, based upon future market prices for our common stock. If the current exercise price was higher than the current market price (the lower of the average closing bid prices for the 10-day period ending on such date or the closing bid price on such date), the exercise price was reset to the market price. The current exercise price is $0.2425 per share. As a result of the exercise price reset, we recorded preferred stock accretion expense totaling $21,009 for the year ended December 31, 2002, using the Black-Scholes option-pricing model as indicated in the tables that follow.

	February 7, 2002		May 8, 2002		August 6, 2002
	Immediately Preceding Reset	Immediately After Reset	Immediately Preceding Reset	Immediately After Reset	Immediately Preceding Reset	Immediately After Reset
Warrant value	$178,592	$180,980	$158,335	$166,569	$62,385	$72,722
Exercise price	$0.766	$0.71	$0.71	$0.52	$0.52	$0.2425
Fair market value of common stock on re-determination date	$0.70	$0.70	$0.62	$0.62	$0.28	$0.28
Option life	3 years	3 years	2.8 years	2.8 years	2.5 years	2.5 years
Volatility rate	126%	126%	134%	134%	138%	138%
Risk free rate of return	6.71%	6.71%	6.71%	6.71%	2.59%	2.59%
Dividend rate	0%	0%	0%	0%	0%	0%
Expense recorded	NA	$2,388	NA	$8,234	NA	$10,387

(10)	STOCK OPTION PLANS

We have stock option plans for directors, officers, employees and other third parties, which provide for nonqualified and incentive stock options. In addition to the 1995 Stock Option Plan, which provides for the issuance of options for up to 4,500,000 shares of common stock, during 2000, we adopted a second plan, the 2000 Stock Option Plan, which provides for the issuance of options for up to 1,750,000 shares of common stock (collectively the “plans”). The options vest over various terms with a maximum vesting period of 42 months and expire after a maximum of ten years from the date of grant. At December 31, 2003, there were options for 5,317,086 shares of common stock outstanding and options for 3,350,420 shares of common stock were vested, with 932,914 options available for future grants under the plans.

A summary of the status of the plans as of December 31, 2003 and 2002, and changes during the years then ended is presented in the tables and narrative below:

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,210,419	$4.59	4,607,074	$5.18
Granted	2,655,000	$0.91	838,224	$1.00
Forfeited and cancelled	(548,333)	$2.87	(2,234,879)	$3.49

Outstanding at end of year	5,317,086	$3.13	3,210,419	$4.59

Exercisable at end of year	3,350,420	$4.42	2,597,947	$5.32

The weighted average fair value of options granted during the year ended December 31, 2003, with exercise prices equal to the fair market value on grant date is $0.61. The weighted average fair value of options granted during the years ended December 31, 2003 and 2002, with exercise prices greater than the fair market value on grant date are $0.72 and $0.42, respectively.

The status of total stock options outstanding and exercisable under the plans as of December 31, 2003, is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price
$ 0.64 – $ 1.60	3,868,224	$0.82	6.2	1,918,224	$0.74
$ 1.61 – $ 4.03	445,125	$2.67	3.9	428,459	$2.63
$ 4.04 – $10.09	490,523	$7.86	1.8	490,523	$7.86
$10.10 – $25.24	421,548	$12.26	3.2	421,548	$12.26
$25.25 – $58.25	91,666	$35.36	2.8	91,666	$35.36

	5,317,086	$3.13		3,350,420	$4.42

On March 23, 2004, the directors and employees of Webb forfeited 2,500,500 stock options, of which 1,050,500 were vested. As a result, the number of total stock options outstanding under the Plan immediately following the forfeiture are 2,816,586, with a weighted average exercise price of $2.17 per share (See Note 16).

(11)	WARRANTS AND OPTIONS FOR COMMON STOCK ISSUED OUTSIDE THE STOCK OPTION PLANS

We have issued common stock purchase warrants and options outside our stock option plans (“warrants”) in connection with the sale of securities, business acquisitions and services rendered to the Company. The following table sets forth outstanding warrants as of December 31, 2003 and 2002.

			2003	2002
Warrants and Options Issued in Connection With	Expiration Date	Current Exercise Price Per Share	Shares Underlying Warrants Outstanding	Shares Underlying Warrants Outstanding

Warrants issues with sale of private placement (Note 7)	January to April 2007	$1.00	675,000	10,735,000

Warrant issued for exchange of 10% convertible note payable (Note 6)	January 2007	$1.00	750,000	750,000

Series C-1 preferred stock warrant (Notes 9 and 16)	February 2004	$1.00	500,000	500,000

Series B preferred stock warrants (Note 9)	February 2004	$0.2425	343,750	343,750

First 10% convertible note payable warrant (Notes 6 and 9)	December 2005	$1.00	150,116	150,116

Financial services firm warrant	October 2004	$2.50	125,000	125,000

Short-term note payable warrant	August 2005	$2.50	25,000	25,000

Investor relations firm (Note 12)	April 2006	$1.00	100,000	—

DCI merger warrants	June 2003	$8.94	—	6,142

Placement firm warrants	March 2005	$38.44	5,834	5,834

Total for Webb			2,674,700	12,640,842

VA Linux warrant	October 2005	$1.00	NA	50,000

Total for Jabber			NA	50,000

Grand total			2,674,700	12,690,842

(12)	STOCK BASED COMPENSATION EXPENSE

During 2003 and 2002, we issued common stock, common stock purchase warrants and options in transactions described below.

In April 2003, we entered into a six-month agreement with a consulting company to provide Webb with investor relation services. In connection with the agreement, we issued the consulting company a three-year warrant to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share, which vested 50,000 shares on July 16, 2003 and 50,000 on October 14, 2003. We applied variable plan accounting pursuant to SFAS 123 and related interpretations and valued the warrant at $61,907 utilizing the Black-Scholes option-pricing model with the assumptions in the table that follows. The value of the warrant was amortized to expense over the term of the agreement and for the year ended December 31, 2003, we recorded $60,479 of non-cash compensation expense.

Black-Scholes option-pricing model assumptions:
Exercise price	$1.00
Fair market value of common stock on valuation date	$0.82
Option life	3 years
Volatility rate	144%
Risk-free rate of return	2.8%
Dividend rate	0%

In April 2003, we entered into a month-to-month agreement with a consulting company to provide Webb with investor relation services including stock support. In connection with the agreement, we issued two separate three-year options to purchase 10,000 shares each of our common stock at $1.00 per share. The first option vested ratably over a three-month period beginning on May 2, 2003. The second option vests based on an average daily trading volume for any 60-day trading period subsequent to the date of the option agreement. At December 31, 2003, no shares from the second option were vested. We applied variable plan accounting pursuant to SFAS 123 and related interpretations and valued the option and recorded non-cash compensation expense for the year ended December 31, 2003, totaling $5,931 utilizing the Black-Scholes option-pricing model with the assumptions in the table that follows.

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

During 2000, Jabber issued 912,500 shares of its common stock to employees of Jabber, a former officer of Webb and members of the Jabber advisory boards. The shares vested over periods ranging from grant date to two years. We recorded the value of these shares as deferred compensation, totaling $523,700, and recognized the related non-cash expense in the period the shares vested. During the year ended December 31, 2002, we recognized $34,936 of deferred compensation as non-cash compensation expense. At December 31, 2002, the remaining deferred compensation was zero.

(13)	INCOME TAXES

The statutory federal income tax rate was 34% for the years ended December 31, 2003 and 2002. Differences between the income tax expense reported in the statements of operations and the amount reported by applying the statutory federal income tax rate to loss applicable to common shareholders before income taxes are as follows:

	Years Ended December 31,
	2003	2002
Benefit at statutory rate	$(743,796)	$(2,337,098)
Increase (decrease) due to:
State income taxes	(29,901)	(199,269)
Nondeductible expenses	435,727	1,005,459
Valuation allowance	337,970	1,530,908

Income tax provision	$—	$—

Components of net deferred assets as of December 31, 2003 and 2002, are as follows:

	Years Ended December 31,
	2003	2002
Deferred tax assets:
Accrued liabilities and other reserves	$14,159	$60,440
Net operating losses	20,194,838	25,927,891
Deferred revenue	—	183,844
Stock and warrant expense	393,549	1,151,687

Total deferred tax assets	20,602,546	27,323,862
Deferred tax liabilities:
Depreciation	(53,328)	—
Valuation allowance	(20,549,218)	(27,323,862)

Net deferred tax assets	$—	$—

For income tax purposes, we have approximately $54.1 million of net operating loss carryforwards that expire at various dates through 2021. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event of a significant change in ownership. Realization of net operating loss carryforwards is dependent on generating sufficient taxable income prior to the expiration dates.

During 2003 and 2002, we increased our valuation allowance by $337,970 and $1,530,908, respectively, due mainly to uncertainty relating to the realizability of the 2002 and 2001 net operating loss carryforwards.

(14)	OTHER INCOME, NET

Included in other income, net for the year ended December 31, 2002, is $257,061 in other income from the settlement of creditor obligations, primarily incurred during 2001 from our terminated AccelX business, for less than face value.

(15)	RELATED PARTY TRANSACTIONS

Webb’s vice-president of administration and corporate counsel, who began his employment with the Company in 1999, is also a partner in the law firm we retain for our legal services. We incurred $55,022 and $135,430 in legal fees to the law firm during the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, our accounts payable balances included $1,799 and $25,581, respectively, payable to the law firm.

(16)	SUBSEQUENT EVENTS

Conversion of Webb Series D Preferred Stock-

During the first quarter of 2004, the holder of Webb’s series D preferred stock converted 50 shares into 50,000 shares of our common stock at conversion prices per share of $1.00.

Exercise of Common Stock Purchase Warrant-

On February 5, 2004, Castle Creek exercised a warrant to purchase 500,000 shares of our common stock under the cash less exercise provisions of the warrant. As such, we issued 115,385 shares of our common stock calculated by multiplying the number of underlying common shares exercised by the difference between the average closing price five days before the exercise date less the $1.00 exercise price divided by the average closing price five days before the exercise date.

Forfeiture of Stock Options-

On March 23, 2004, the directors and employees of Webb forfeited 2,500,500 stock options, of which 1,050,500 were vested. As a result, the number of total stock options outstanding under the Plan immediately following the forfeiture are 2,816,586, with a weighted average exercise price of $2.17 per share.

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

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003

	WEBB	JABBER (1)	ELIMINATIONS	GAAP CONSOLIDATED
Net revenues	$—	$646,613	$—	$646,613

Operating expenses:
Cost of revenues	—	161,899	—	161,899
Sales and marketing expenses	—	356,983	—	356,983
Product development expenses	—	590,569	—	590,569
General and administrative expenses	813,735	427,161	—	1,240,896
Depreciation and amortization	158,874	46,828		205,702

	972,609	1,583,440	—	2,556,049

Loss from operations	(972,609)	(936,827)	—	(1,909,436)
Interest income	1,629,062	413	(1,610,547)	18,928
Loss from investment in Jabber	(2,851,755)	—	2,544,946	(306,809)
Loss on extinguishment of convertible notes payable to Webb	—	(1,571,900)	1,571,900	—
Other income (loss), net	7,668	(694)	—	6,974
Interest expense	—	(38,647)	38,647	—

Net loss before minority interest in losses of Jabber	(2,187,634)	(2,547,655)	2,544,946	(2,190,343)
Minority interest in losses of subsidiary	—	—	2,709	2,709

Net loss	$(2,187,634)	$(2,547,655)	$2,547,655	$(2,187,634)

(1)	The operating results of Jabber are for the period ended March 19, 2003.

UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2003

	WEBB	JABBER (1)	ELIMINATIONS	GAAP CONSOLIDATED
Cash flows from operating activities:
Net loss	$(2,187,634)	$(2,547,655)	$2,547,655	$(2,187,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	158,874	46,828	—	205,702
Interest income on exchange of convertible note receivable from Jabber	(1,571,900)	—	1,571,900	—
Loss on extinguishment of convertible notes payable to Webb	—	1,571,900	(1,571,900)	—
Loss from investment in Jabber	2,851,755	—	(2,544,946)	306,809
Minority interest in losses of subsidiary	—	—	(2,709)	(2,709)
Stock and stock options issued for services	66,410	—	—	66,410
Gain on sale and disposal of property and equipment	(7,621)	—	—	(7,621)
Accrued interest receivable	(1,377)	—	—	(1,377)
Accrued interest payable on convertible note payable	—	38,647	(38,647)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	—	(404,246)	—	(404,246)
(Increase) decrease in prepaid expenses	10,554	35,024	—	45,578
Decrease in short-term deposits and other assets	38,388	—	—	38,388
Increase (decrease) in accounts payable and accrued liabilities	(92,174)	160,215	38,647	106,688
Increase (decrease) in accrued compensation, benefits and payroll taxes	7,944	(8,606)	—	(662)
Increase in deferred revenue	—	653,287	—	653,287

Net cash used in operating activities	(726,781)	(454,606)	—	(1,181,387)

Cash flows from investing activities:
Purchase of property and equipment	(1,621)	(4,500)	—	(6,121)
Cash invested in Jabber	(195,000)	—	195,000	—
Purchase of Jabber securities from third-party investors	(34,993)	—	—	(34,993)
Cash retained by Jabber at March 19, 2003	—	—	(68,991)	(68,991)
Collection of note receivable from Jabber	93,445	—	—	93,445
Collections from Jabber	20,477	—	—	20,477
Collection of notes receivable from Company officer	13,346	—	—	13,346

Net provided by (cash used) in investing activities	(104,346)	(4,500)	126,009	17,163

Cash flows from financing activities:
Cash investment from Webb	—	195,000	(195,000)	—

Net cash provided by financing activities	—	195,000	(195,000)	—

Net decrease in cash and cash equivalents	(831,127)	(264,106)	(68,991)	(1,164,224)
Effect of foreign currency exchange rate changes on cash	7,519	2,218	—	9,737
Cash and cash equivalents, beginning of year	1,383,198	330,879	—	1,714,077

Cash and cash equivalents, end of year	$559,590	$68,991	$(68,991)	$559,590

(1)	The cash flows for Jabber are for the period ended March 19, 2003.

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2002

	WEBB	JABBER	ELIMINATIONS	GAAP CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$1,383,198	$330,879	$—	$1,714,077
Accounts receivable, net	—	695,378	—	695,378
Prepaid expenses	23,511	149,337	—	172,848
Notes receivable and accrued interest from Company officer	147,476	—	—	147,476
Convertible notes receivable from Jabber	2,025,477	—	(2,025,477)	—
Short-term deposits and other current assets	38,388	7,626	—	46,014

Total current assets	3,618,050	1,183,220	(2,025,477)	2,775,793
Investment in subsidiary	(2,835,435)	—	2,835,435	—
Property and equipment, net	637,013	398,972	(61,718)	974,267

Total assets	$1,419,628	$1,582,192	$748,240	$3,750,060

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$115,420	$395,091	$—	$510,511
Accrued salaries and payroll taxes payable	63,984	382,998	—	446,982
Convertible notes payable to Webb	—	2,025,477	(2,025,477)	—

Deferred revenue	—	516,303	—	516,303

Total current liabilities	179,404	3,319,869	(2,025,477)	1,473,796
Minority interest in subsidiary	—	—	118,337	118,337
Stockholders’ equity (deficit)
Convertible preferred stock	1,977,713	225,000	(225,000)	1,977,713
Common stock	103,644,832	19,924,910	(19,924,910)	103,644,832
Warrants and options	19,389,179	59,707	—	19,448,886
Accumulated other comprehensive losses	(11,187)	(6,234)	—	(17,421)
Accumulated deficit	(123,760,313)	(21,941,060)	22,805,290	(122,896,083)

Total stockholders’ equity (deficit)	1,240,224	(1,737,677)	2,655,380	2,157,927

Total liabilities and stockholders’ equity (deficit)	$1,419,628	$1,582,192	$748,240	$3,750,060

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002

	WEBB	JABBER	ELIMINATIONS	GAAP CONSOLIDATED
Net revenues	$—	$3,392,782	$—	$3,392,782

Operating expenses:
Cost of revenues	—	1,105,989	—	1,105,989
Sales and marketing expenses	—	1,827,190	—	1,827,190
Product development expenses	—	2,193,881	—	2,193,881
General and administrative expenses	1,508,611	2,185,957	—	3,694,568
Depreciation and amortization	334,938	941,589	(60,733)	1,215,794

	1,843,549	8,254,606	(60,733)	10,037,422

Loss from operations	(1,843,549)	(4,861,824)	60,733	(6,644,640)
Interest income	110,006	4,199	(77,279)	36,926
Dividend income	199,484	—	(199,484)	—
Loss from investment in Jabber	(4,834,814)	—	4,834,814	—
Other income, net	256,686	1,968	—	258,654
Loss on extinguishment of 10% convertible note payable	(1,162,934)	—	—	(1,162,934)
Interest expense	(618,961)	(95,502)	77,279	(637,184)

Net loss before minority interest in losses of Jabber	(7,894,082)	(4,951,159)	4,696,063	(8,149,178)
Minority interest in losses of subsidiary	—	—	2,049,257	2,049,257

Net loss	(7,894,082)	(4,951,159)	6,745,320	(6,099,921)
Preferred stock dividends	—	(324,671)	199,484	(125,187)
Accretion of preferred stock to redemption value	(648,710)	—	—	(648,710)

Net loss applicable to common stockholders	$(8,542,792)	$(5,275,830)	$6,944,804	$(6,873,818)

UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2002

	WEBB	JABBER	ELIMINATIONS	GAAP CONSOLIDATED
Cash flows from operating activities:
Net loss	$(7,894,082)	$(4,951,159)	$6,745,320	$(6,099,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	334,938	214,288	(25,180)	524,046
Amortization expense	—	727,301	(35,553)	691,748
Loss from investment in Jabber	4,834,814	—	(4,834,814)	—
Minority interest in losses of subsidiary	—	—	(2,049,257)	(2,049,257)
Loss from extinguishment of 10% convertible note payable	1,162,934	—	—	1,162,934
Income from creditor concessions	(257,061)	—	—	(257,061)
Dividend income from Jabber received in stock	(199,484)	—	199,484	—
Stock and stock options issued for services	7,986	66,907	—	74,893
Loss on sale and disposal of property and equipment	3,370	9,172	—	12,542
Bad debt expense	—	24,918	—	24,918
Accrued interest receivable on convertible note receivable	(77,279)	—	77,279	—
Accrued interest payable on convertible note payable	—	79,673	(77,279)	2,394
Interest expense beneficial conversion features and warrants	343,510	—	—	343,510
Amortization of discounts and debt issuance costs	214,508	—	—	214,508
Changes in operating assets and liabilities, net:	(710,850)	311,808	—	(399,042)

Net cash used in operating activities	(2,236,696)	(3,517,092)	—	(5,753,788)

Cash flows from investing activities:
Purchase of property and equipment	(10,000)	(49,230)	—	(59,230)
Cash invested in Jabber	(3,005,000)	—	3,005,000	—
Proceeds from the sale of property and equipment	1,722	800	—	2,522
Collection of notes receivable from Company officer	13,346	—	—	13,346

Net cash used in investing activities	(2,999,932)	(48,430)	3,005,000	(43,362)

Cash flows from financing activities:
Payments on capital leases	(35,599)	—	—	(35,599)
Payment of short-term notes payable	(440,000)	—	—	(440,000)
Payment on 10% convertible note payable	(720,000)	—	—	(720,000)
Proceeds from issuance of short-term notes payable	300,000	—	—	300,000
Proceeds from issuance of common stock and warrants	7,500,000	—	—	7,500,000
Cash investment by Webb in Jabber	—	3,005,000	(3,005,000)	—

Net cash provided by financing activities	6,604,401	3,005,000	(3,005,000)	6,604,401

Net (decrease) increase in cash and cash equivalents	1,367,773	(560,522)	—	807,251
Effect of foreign currency exchange rate changes on cash	(6,138)	(6,234)	—	(12,372)
Cash and cash equivalents, beginning of year	21,563	897,635	—	919,198

Cash and cash equivalents, end of year	$1,383,198	$330,879	$—	$1,714,077