Form 10KSB/A
period 2003-12-31
WEBB INTERACTIVE SERVICES INC
filed 2004-04-29
CIK 1011901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT No. 1

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for fiscal year ended December 31, 2003 were $646,613.

The aggregate market value of voting and non-voting common equity held by non-affiliates of registrant as of March 24, 2004 was approximately $13,257,324.

The number of shares outstanding of the registrant’s common stock, no par value, as of March 24, 2004 was 25,433,522.

Transitional Small Business Disclosure Format (check one). Yes ☐ No ☒

INTRODUCTION

This Form 10-KSB/A amends the Form 10-KSB filed by Webb Interactive Services, Inc. on March 29, 2004. This Form 10-KSB/A is being filed solely to set forth the information required by Part III (Items 9, 10, 11, 12, 13 and 14) of Form 10-KSB, because a definitive proxy statement containing the information will not be filed within 120 days after the end of the fiscal year covered by the original Form 10-KSB. This Form 10-KSB/A also includes new certifications by William R. Cullen, Chief Executive Officer and Chief Financial Officer, as required by Rule 12b-15 under the Exchange Act. No other information included in the original Form 10-KSB is amended by this Form 10-KSB/A.

PART III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

Name	Age	Director Since	Position
William R. Cullen	62	1998	President, Chief Executive Officer, Chief Financial Officer and a director
Lindley S. Branson	61	—	Vice President, General Counsel and Secretary
Robert J. Lewis	73	1996	Director
Richard C. Jennewine	65	1996	Director
Robert R. Lacey	49	2002	Director
Peter Ren	45	2003	Director

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

Lindley S. Branson, joined Webb as Vice President, General Counsel and Secretary in May 1999 and has served as Secretary and General Counsel of Jabber since its formation in February 2000. Mr. Branson has been a partner with the Minneapolis law firm of Gray, Plant, Mooty, Mooty & Bennett, P.A. for more than twenty years, with an emphasis in corporate finance, mergers and acquisitions and general corporate law.

Robert J. Lewis, has been a director of Webb since January 1996. Mr. Lewis retired in October 1995 after having spent 37 years in the cable television industry as an owner and developer of cable systems and senior executive with several cable television companies. Beginning in March 1997, however, and continuing through the present, Mr. Lewis has been the General Partner and Chief Executive Officer of InterMedia Partners, an inactive company which had been an operator of cable systems in Kentucky, Tennessee, North Carolina, South Carolina and Georgia. From 1987 until his retirement in 1995, Mr. Lewis was employed by Tele-Communications, Inc. (“TCI”), one of the largest cable television companies in the United States. Mr. Lewis served as a Senior Vice President of Corporate Development of TCI from 1991 to 1993 and as a Senior Advisor to TCI from 1993 until his retirement in 1995.

Richard C. Jennewine, has been a director of Webb since November 1996. From September 1995 until his retirement in December 1999, Mr. Jennewine was President-International Operations and Managing Director for Computer Aid, Inc. a leader in strategic outsourcing and information services consulting. From December 1991 to February 1995, Mr. Jennewine served as the Senior Vice President of the CONCORD Group, a privately held entrepreneurial group of 40 international enterprises. From January 1994 to February 1995, Mr. Jennewine served as the President of the Concord Trading Corporation, a company focusing on trading and business ventures in Asia, Russia, the Middle East and South America. Prior to these positions, Mr. Jennewine spent 26 years with IBM Corporation, including startup operations in mainland China.

Robert R. Lacey, has been a director of Webb since March 2002. Mr. Lacey has served since February 2002 as Director of Technology for Nerd Tech, an unincorporated subsidiary of Nerd Gas Company, LLC, a privately-held Casper, Wyoming oil and gas exploration company. From January 1998 through March 1999, Mr. Lacey was a principal of Computer Engineers, LLC, and from March 1999 through February 2002, he was a principal of its successor, R&J Computer Consultants, both of which are privately-held consulting companies based in Casper, Wyoming. Mr. Lacey was employed as a computer consultant and technician by Touchtronics, Inc., a Casper, Wyoming privately-held computer hardware and software company, from October 1995 through January 1998.

Peter Ren, has been a director of Webb since March 2003. Mr. Ren has served as the President of Copier Technologies, Inc., a Trevose, Pennsylvania based provider of digital office solutions since 1982. Mr. Ren also provides consulting services in the areas of marketing and sales.

Audit Committee

Robert J. Lewis, Richard C. Jennewine and Peter Ren are the current members of the audit committee of the board of directors. Messrs. Lewis and Jennewine are “financial experts,” as that term is used in the Exchange Act. All of the members are “independent” under the rules promulgated by the Nasdaq Stock Market.

Shareholder Nominee Recommendations

Webb’s compensation/nominating committee is responsible for identifying and selecting nominees for directors. The committee will consider recommendations by shareholders of nominees for election as a director. Recommendations need to be in writing, including a resume of the candidate’s business and personal background and a signed consent that the candidate is willing to be considered as a nominee and will serve if elected. Shareholder recommendations must be sent to Webb Interactive Services, Inc., c/o Corporate Secretary, 1899 Wynkoop, Suite 600, Denver, Colorado 80202.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires Webb’s directors and officers, and persons who own more than ten percent of a registered class of Webb’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten-percent shareholders are also required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were complied with in a timely manner.

Code of Business Conduct and Ethics

Each of Webb’s directors and employees, including its executive officers, are required to conduct themselves in accordance with ethical standards set forth in the Code of Business Conduct and Ethics adopted by Webb’s board of directors. The code is available on our website at www.webb.net. Any amendments to or waivers from the code will be posted on Webb’s website.

Item 10.	EXECUTIVE COMPENSATION.

The following table summarizes the annual compensation paid by Webb during years ended December 31, 2001, 2002, and 2003 to William R. Cullen, the Chief Executive Officer of Webb, and Lindley S. Branson, Webb’s other executive officer.

Summary Compensation Table

		Annual Compensation					Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)		Other ($)	Securities Underlying Options		All Other Compensation
William R. Cullen (1) Chief Executive Officer, President, Chief Financial Officer and a director	2003 2002 2001	$ $ $	221,375 213,500 200,000	$	— 140,000 —	— — —	150,000 shs. 400,000 shs. 400,000 shs.	(2) (3)	— — —
Lindley S. Branson (4) Vice President and General Counsel	2003 2002 2001	$ $ $	178,062 172,417 165,000	$	— 70,000 —	— — —	75,000 shs. 200,000 shs. 400,000 shs.	(5) (3)	— — —

(1)	Webb reimburses Mr. Cullen for commuting expenses, which totaled $32,860 in 2003.

(2)	Does not include an option to purchase 500,000 shares of common stock that was granted to Mr. Cullen in 2003 and cancelled by mutual agreement of Webb and Mr. Cullen on March 23, 2004. Mr. Cullen received no consideration for the cancellation.

(3)	The vesting of the shares underlying the option was subject to performance-based criteria. The criteria was not met: one-half of the option expired on December 31, 2002; the other half expired on June 30, 2003.

(4)	Webb reimburses Mr. Branson for commuting expenses, which totaled $23,009 in 2003.

(5)	Does not include an option to purchase 400,000 shares of common stock that was granted to Mr. Branson in 2003 and cancelled by mutual agreement of Webb and Mr. Branson on March 23, 2004. Mr. Branson received no consideration for the cancellation.

Webb Stock Options

The following tables summarize the stock option grants and exercises during 2003 to or by the named executive officers and the value of all options held by the named executive officers as of December 31, 2003.

Option Grants During Year Ended December 31, 2003

Name	Number of Securities Underlying Options Granted		Percent of Total Options Granted to Employees During Year Ended December 31, 2003	Exercise Price ($/sh)	Expiration Date
William R. Cullen(1)	150,000	(2)	22%	$0.95	06/30/10
Lindley S. Branson(3)	75,000	(2)	11%	$0.95	06/30/10

(1)	Does not include an option to purchase 500,000 shares of common stock that was granted to Mr. Cullen in 2003 and cancelled by mutual agreement of Webb and Mr. Cullen on March 23, 2004. The option was exercisable at $0.89 per share and would have expired on December 16, 2010. Mr. Cullen received no consideration for the cancellation.

(2)	The option becomes exercisable on June 4, 2008.

(3)	Does not include an option to purchase 400,000 shares of common stock that was granted to Mr. Branson in 2003 and cancelled by mutual agreement of Webb and Mr. Branson on March 23, 2004. The option was exercisable at $0.89 per share and would have expired on December 16, 2010. Mr. Branson received no consideration for the cancellation.

Aggregated Option Exercises During Year Ended December 31, 2003

and Option Values at December 31, 2003

Name	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Securities Underlying Options at December 31, 2003 (#) Exercisable / Unexercisable	Value of Unexercised In-The- Money Options at December 31, 2003 ($) (2) Exercisable / Unexercisable
William R. Cullen(3)	—	—	437,828 / 150,000	$124,000 /$1,500
Lindley S. Branson(4)	—	—	442,313 / 75,000	$124,000 /$750

(1)	The value realized is determined by multiplying the number of shares exercised by the favorable difference between the exercise price per share and the closing bid price per share on the date of exercise.

(2)	The value of unexercised in-the-money options is determined by multiplying the number of shares subject to such options by the favorable difference between the exercise price per share and $0.96, the closing price per share on December 31, 2003.

(3)	Does not include options to purchase an aggregate of 798,000 shares of common stock that were cancelled by mutual agreement of Webb and Mr. Cullen on March 23, 2004.

(4)	Does not include options to purchase 702,500 shares of common stock that were cancelled by mutual agreement of Webb and Mr. Branson on March 23, 2004.

Board of Director Compensation

Members of our board of directors do not receive cash compensation for their services as directors, but they are reimbursed for their reasonable expenses in attending board meetings. During 2003, we issued the following seven-year options to our non-employee directors for their services:

•	Robert J. Lewis received an option to purchase 50,000 shares at an exercise price of $0.89 per share. In addition, Mr. Lewis received an option to purchase 325,000 shares at an exercise price of $0.89 per share that was cancelled by mutual agreement of Webb and Mr. Lewis on March 23, 2004. Mr. Lewis received no consideration for the cancellation.

•	Richard C. Jennewine received an option to purchase 20,000 shares at an exercise price of $0.95 per share and an option to purchase 100,000 shares at an exercise price of $0.89 per share. In addition, Mr. Jennewine received an option to purchase 375,000 shares at an exercise price of $0.89 per share that was cancelled by mutual agreement of Webb and Mr. Jennewine on March 23, 2004. Mr. Jennewine received no consideration for the cancellations.

•	Robert R. Lacey received an option to purchase 50,000 shares at an exercise price of $0.89 per share. In addition, Mr. Lacey received an option to purchase 150,000 shares at an exercise price of $0.89 per share that was cancelled by mutual agreement of Webb and Mr. Lacey on March 23, 2004. Mr. Lacey received no consideration for the cancellation.

•	Peter Ren received an option to purchase 50,000 shares at an exercise price of $0.89 per share. In addition, Mr. Ren received an option to purchase 150,000 shares at an exercise price of $0.89 per share that was cancelled by mutual agreement of Webb and Mr. Ren on March 23, 2004. Mr. Ren received no consideration for the cancellation.

Employment Agreements

We have entered into employment agreements with William R. Cullen and Lindley S. Branson. The agreements terminate on March 1, 2005. If we (or a successor entity) terminate their employment without cause or if the employees terminate their employment for good reason, then we (or the successor entity) must continue to pay the employee’s salary in the month of termination and for the following nine months. The employment agreements restrict the employees’ ability to compete with us for a one-year period after the termination of employment.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to the name, address and stockholdings of each person known by Webb to be a beneficial owner of more than five percent of our common stock and as to the name, address and stockholdings of each director, each executive officer named in the Summary Compensation Table and all executive officers and directors, as a group, as of April 15, 2004 is set forth below. Except as indicated below, we believe that each person has the sole (or joint with spouse) voting and investment powers with respect to such shares.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percent of Common Stock (1)
William R. Cullen 1899 Wynkoop, Suite 600 Denver, Colorado 80202	505,825(2)	2.0%

Robert J. Lewis 1899 Wynkoop, Suite 600 Denver, Colorado 80202	477,824(3)	1.9%

Richard C. Jennewine 1899 Wynkoop, Suite 600 Denver, Colorado 80202	548,300(4)	2.0%

Robert R. Lacey 1899 Wynkoop, Suite 600 Denver, Colorado 80202	150,000(5)	*

Peter Ren 1899 Wynkoop, Suite 600 Denver, Colorado 80202	249,475(6)	*

Lindley S. Branson 1899 Wynkoop, Suite 600 Denver, Colorado 80202	467,313(7)	1.8%

Jona, Inc. P.O. Box 949 Casper, Wyoming 82602	9,250,000(8)	36.4%

Directors and executive officers as a group (six persons)	2,398,737(9)	8.7%

*	Less than one percent of shares outstanding.

(1)	In calculating percentage ownership, all shares of common stock which a named shareholder has the right to acquire within 60 days from the date of this report upon exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of common stock owned by that shareholder, but are not deemed to be outstanding for the purpose of computing the percentage of common stock owned by any other shareholder.

(2)	Includes options for the purchase of 437,828 shares of common stock, but excludes options for the purchase of 150,000 shares of common stock that are not exercisable during the next 60 days.

(3)	Includes options for the purchase of 429,454 shares of common stock.

(4)	Includes options for the purchase of 543,300 shares of common stock.

(5)	Consists of options to purchase 150,000 shares of common stock.

(6)	Includes warrants and options to purchase 200,000 shares of common stock.

(7)	Includes options for the purchase of 442,313 shares of common stock, but excludes options for the purchase of 75,000 shares of common stock that are not exercisable during the next 60 days.

(8)	Does not include 15,000 shares of common stock owned by Neil A. McMurry and his spouse. Mr. McMurry, who is the sole shareholder, president and director of Jona, Inc., is deemed to be the beneficial owner of Webb’s securities owned by Jona.

(9)	Includes warrants and options for the purchase of 2,202,895 shares of common stock, but excludes options for the purchase of 225,000 shares of common stock that are not exercisable during the next 60 days.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

William R. Cullen, our President, Chief Executive Officer, Chief Financial Officer and a director, owed us $172,773 as of March 31, 2004. This debt arose between April and November 2000 (prior to the passage of the Sarbanes-Oxley Act of 2002) and has not been modified since the obligation was incurred. The loan accrues interest at a rate of 8% per year, is full recourse and is payable on demand. We believe that this transaction is on terms no less favorable than could be obtained from an unaffiliated third party. The board of directors has determined that any permitted transactions with officers, directors or principal shareholders will be approved by the disinterested directors and will be on terms no less favorable than could be obtained from an unaffiliated third party. The board of directors will obtain independent counsel or other independent advice to assist in that determination.

Item 13.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Listing of Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William R. Cullen.

(b)	There were no Reports on Form 8-K filed during the last quarter of the period covered by this report.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditor’s Fees

The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of Webb’s financial statements for the years ended December 31, 2002 and December 31, 2003, and fees billed by Ernst & Young LLP for other services during those periods:

	2002(1)		2003(1)
Audit Fees	$125,187	(2)	$126,900
Audit Related Fees	—		—
Tax Fees	16,075	(3)	14,888
All Other Fees	—		—

Total	$141,262		$141,788
(1)	Amounts include fees for services related to Jabber, Inc., a significant subsidiary of Webb.
(2)	Does not include $19,960 paid to Arthur Andersen LLP.
(3)	Does not include $4,636 paid to Arthur Andersen LLP.

Audit Fees were for professional services for auditing and reviewing Webb’s financial statements, as well as for consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Audit Related Fees were for professional services related to auditing and reviewing Webb’s financial statements, including advising Webb as to complying with accounting policies and transactional planning.

Tax Fees were for professional services for tax planning and compliance.

All Other Fees were for professional services not applicable to the other categories.

Pre-Approval Policy for Services of Independent Auditors

The Audit Committee follows established procedures for pre-approval of all audit and permissible non-audit services provided by the independent auditor. Prior to engaging the independent auditor for the next year’s audit, the committee solicits a proposal from the independent auditor detailing the scope of services for each of the categories described above as well as a budget. The committee reviews and approves the services by category. The fees are budgeted and the committee receives periodic reports from the independent auditor of the actual fees incurred by category. If additional services not contemplated in the original pre-approval are required and exceed $15,000 in the aggregate, then the committee requires specific pre-approval before engaging the independent auditor. The committee may delegate pre-approval authority to one or more of its members. That member or members must report, for informational purposes only, any pre-approval decisions to the committee at its next scheduled meeting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBB INTERACTIVE SERVICES, INC.

Date: April 28, 2004	By	/s/ William R. Cullen

William R. Cullen, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William R. Cullen	April 28, 2004

William R. Cullen
(President, Chief Executive Officer, Chief Financial Officer and a Director)

/s/ Stuart J. Lucko	April 28, 2004

Stuart J. Lucko
(Controller, Chief Accounting Officer)

/s/ Robert R. Lacey by Lindley S. Branson attorney-in-fact	April 28, 2004

Robert Lacey
(Director)

/s/ Robert J. Lewis by Lindley S. Branson attorney-in-fact	April 28, 2004

Robert J. Lewis
(Director)

/s/ Richard C. Jennewine by Lindley S. Branson attorney-in-fact	April 28, 2004

Richard C. Jennewine
(Director)

/s/ Peter Ren by Lindley S. Branson attorney-in-fact	April 28, 2004

Peter Ren
(Director)

S-1