Form 10QSB
period 2004-03-31
WEBB INTERACTIVE SERVICES INC
filed 2004-05-14
CIK 1011901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2004

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

The number of shares of registrant’s common stock outstanding as of as of May 12, 2004, was: 25,433,552

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEBB INTERACTIVE SERVICES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2004	December 31, 2003
		(Consolidated)
ASSETS
Current assets:
Cash and cash equivalents	$327,793	$559,590
Prepaid expenses	109,447	12,957
Notes receivable from Company officer	130,793	134,130
Note receivable from Jabber	103,880	136,479

Total current assets	671,913	843,156

Investment in Jabber	1,413,985	1,591,985
Property and equipment, net	239,473	258,834

Total assets	$2,325,371	$2,693,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$55,198	$23,246
Accrued compensation, benefits and payroll taxes	50,470	71,928

Total current liabilities	105,668	95,174

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized:
Series D junior convertible preferred stock, 734 and 784 shares issued and outstanding, respectively, liquidation preference of $1,000 per share	561,781	600,049

Common stock, no par value, 60,000,000 shares authorized, 25,433,552 and 25,268,167 shares issued and outstanding, respectively	106,952,339	105,654,866
Warrants and options	13,384,077	14,643,282
Accumulated other comprehensive loss	(3,668)	(3,668)
Accumulated deficit	(118,674,826)	(118,295,728)

Total stockholders’ equity	2,219,703	2,598,801

Total liabilities and stockholders’ equity	$2,325,371	$2,693,975

The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
		(Consolidated)
Net revenues	$—	$646,613

Operating expenses:
Cost of revenues	—	161,899
Sales and marketing	—	356,983
Product development	—	590,569
General and administrative	185,362	635,705
Depreciation and amortization	19,361	114,996

	204,723	1,860,152

Loss from operations	(204,723)	(1,213,539)

Interest income	3,625	1,616
(Loss) income from investment in Jabber	(178,000)	108,819
Other loss, net	—	(693)

Net loss before minority interest in losses of Jabber	(379,098)	(1,103,797)
Minority interest in losses of Jabber	—	2,709

Net loss	$(379,098)	$(1,101,088)

Net loss per share, basic and diluted	$(0.01)	$(0.05)

Weighted average shares outstanding, basic and diluted	25,371,591	22,108,167

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
		(Consolidated)
Cash flows from operating activities:
Net loss	$(379,098)	$(1,101,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	19,361	114,996
Loss (income) from investment in Jabber	178,000	(108,819)
Minority interest in losses of subsidiary	—	(2,709)

Changes in operating assets and liabilities:
Increase in accounts receivable	—	(404,246)
Increase in prepaid expenses	(96,490)	(55,558)
Increase in other current assets	(1,048)	(1,194)
Increase in accounts payable and accrued liabilities	31,952	149,424
(Decrease) increase in accrued compensation, benefits and payroll taxes	(21,458)	10,997
Increase in deferred revenue	—	653,287

Net cash used in operating activities	(268,781)	(744,910)

Cash flows from investing activities:
Purchase of property and equipment	—	(4,500)
Cash retained by Jabber at March 19, 2003	—	(68,991)
Collections of note receivable from Jabber	33,647	20,477
Collection of notes receivable from Company officer	3,337	3,337

Net cash provided by (used in) investing activities	36,984	(49,677)

Net decrease in cash and cash equivalents	(231,797)	(794,587)
Effect of foreign currency exchange rate changes on cash	—	(232)
Cash and cash equivalents, beginning of period	559,590	1,714,077

Cash and cash equivalents, end of period	$327,793	$919,258

Supplemental disclosure of cash flow information:

Supplemental schedule of non-cash investing and financing activities:
Equity adjustment related to sale of Jabber stock	$—	$3,472,282
Series D junior convertible preferred stock converted to common stock	$38,268	$612,295

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The sole business of Webb Interactive Services, Inc. (the Company, Webb, we or our) is the ownership of securities of Jabber, Inc. (Jabber). At March 31, 2004, on an as-if converted basis, we owned 43.4% of Jabber’s common stock. On March 19, 2003, Jabber issued 25,218,914 shares of its series D convertible preferred stock for $5 million in gross cash proceeds and the cancellation of $2.2 million convertible notes payable to Webb. As a result of this transaction, Webb’s ownership in Jabber was reduced from 77.8% on an as-if converted basis prior to the transaction to 43.3% immediately after the transaction. With this change in ownership interest, Webb evaluated whether to continue the consolidation method of accounting for Jabber in its financial statements. Webb considered whether it continued to exercise control over the operations of Jabber based on its ownership percentage, voting rights, board of director seats and management influence. Based on this evaluation, Webb has determined that it no longer exercises control over the operations of Jabber, but does exert significant influence. As a result, after March 19, 2003, Webb no longer consolidated the financial results of Jabber with that of its own and began to report its investment in Jabber under the equity method of accounting.

These condensed financial statements have been prepared without audit pursuant to rules and regulations of the SEC and reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. The interim financial statements should be read in connection with the financial statements included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2003, filed with the SEC.

NOTE 2 – STOCK BASED COMPENSATION PLANS

We issue stock options to our employees and outside directors to purchase our stock pursuant to stockholder approved stock option programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations. No stock-based employee compensation cost is reflected in net loss for the three months ended March 31, 2004 and 2003, as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically three years. The following table illustrates the effect on net income and earnings per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting and Disclosure of Stock Based Compensation (SFAS 123).

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(379,098)	$(1,101,088)
Expense calculated under APB 25	—	—
Expense calculated under SFAS 123	(78,924)	(365,247)

Pro-forma net loss	$(458,022)	$(1,466,335)

Pro-forma net loss per share-basic and diluted	$(0.02)	$(0.07)

We estimate the fair value of our options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. Webb did not grant any options during the three months ended March 31, 2004. The fair value of options granted in the three months ended March 31, 2003, were estimated at the date of grant using a Black-Scholes pricing model with the weighted average assumptions in the table which follows.

Three Months Ended March 31, 2003
Risk-free interest rate	5.0%
Expected dividend yield	0%
Expected lives	3 years
Expected volatility	128%
Dividend yield	0%
Weighted average fair value	$0.54

Included in the expense calculated under SFAS 123 for the three months ended March 31, 2003, are options granted under the Jabber stock option plan, which totaled 1,900,394 for the period ended March 19, 2003.

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

	March 31,
	2004	2003
Stock options	2,749,919	3,425,419
Warrants	2,174,700	12,640,842
Series D junior convertible preferred stock	734,000	1,784,000

Total	5,658,619	17,850,261

The number of shares excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method were 867,035 and 189,801 for the three months ended March 31, 2004 and 2003, respectively.

NOTE 4 – INVESTMENT IN JABBER, INC

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

As a result of the Jabber investment transaction on March 19, 2003, Webb’s ownership in Jabber was reduced from 77.8% on an as-if converted basis prior to the transaction to 43.3% immediately after the transaction. Due to this change in ownership interest, on March 20, 2003, Webb ceased consolidating the financial results of Jabber with its financial statements and began to report its investment in Jabber under the equity method of accounting.

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

In connection with the series D preferred stock purchase agreement, Jabber purchased business software owned by Webb and is scheduled to make payments at a rate of $12,000 per month for a period of 21 months commencing April 1, 2003. At March 31, 2004, the balance of the note was $103,880, which is expected to be paid in 2004. In addition, Jabber has also agreed that no later than August 31, 2004, Jabber shall purchase Webb’s computer equipment, office furnishings and fixtures and other office equipment at a purchase price of $200,000. Webb’s estimated net book value of these assets at August 31, 2004, is expected to approximate the purchase price.

The unaudited condensed financial information for Jabber is presented below:

Results of Operations

	Three Months Ended March 31,
	2004	2003
Net revenues	$1,612,951	$1,167,017
Costs and expenses	2,022,046	1,850,680

Loss from operations	(409,095)	(683,663)
Other loss, net	(1,042)	(1,610,639)

Net loss	$(410,137)	$(2,294,302)

Webb’s income (loss) from investment in Jabber	$(178,000)	$108,819

Financial Position

	March 31, 2004	December 31, 2003
Cash and cash equivalents	$4,135,881	$5,375,388
Accounts receivable, net	$878,467	$1,052,228
Other current assets	$200,732	$174,969
Property and equipment, net	$380,396	$452,320
Accounts payable and accrued liabilities	$1,175,050	$1,406,938
Deferred revenue	$1,147,763	$1,928,868
Note payable to Webb	$103,880	$136,479
Stockholders’ equity	$3,168,783	$3,582,620

Webb’s income from investment in Jabber for the three months ended March 31, 2003, includes net losses from March 20, 2003 to March 31, 2003. Prior to March 20, 2003, the results of operations from Jabber were consolidated with Webb’s results of operations.

Included in other loss, net for the three months ended March 31, 2003, is a $1.57 million non-cash loss on debt extinguishment resulting from the exchange of the convertible note payable to Webb for shares of Jabber’s series D preferred stock in the first quarter of 2003. This amount was eliminated in consolidation in the period ended March 19, 2003.

For the three months ended March 31, 2004 and 2003, France Telecom accounted for 76% and 49%, respectively, of Jabber’s total revenues.

NOTE 5 – CONVERSION OF PREFERRED STOCK AND EXERCISE OF COMMON STOCK PURCHASE WARRANT

On February 2, 2004, the holder of our series D junior convertible preferred stock converted 50 shares into 50,000 shares of our common stock at conversion prices per share of $1.00.

On February 5, 2004, the holder of a warrant to purchase 500,000 shares of our common stock exercised the entire warrant under its cash-less exercise provision whereby we issued 115,385 shares of our common stock. The number of shares issued were calculated by multiplying the number of shares exercised by the quotient of the difference between the average closing price five days immediately prior to the exercise date ($1.30) and the exercise price ($1.00) divided by the average closing price five days immediately prior to the exercise date.

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

WEBB INTERACTIVE SERVICES, INC.

UNAUDITED SUPPLEMENTAL FINANCIAL INFORMATION

RECONCILIATION OF WEBB PARENT ONLY FINANCIAL STATEMENTS TO AS REPORTED FINANCIAL STATEMENTS

With the purchase of Jabber’s series D convertible preferred stock on March 19, 2003, by Webb, FTTI and Intel, Webb’s ownership in Jabber was reduced from 77.8% on an as-if converted basis prior to the transaction to 43.3% immediately after the transaction. Due to this change in ownership, on March 20, 2003, Webb ceased consolidating the financial results of Jabber with Webb’s financial statements and began to report its investment in Jabber under the equity method of accounting. Presented below are the unaudited consolidating financial statements for the period in which Webb consolidated Jabber’s results of operations with its own to aid the reader in better understanding the financial statements of Webb for all periods presented. The amounts in the column labeled “Consolidated” represent the presentation in accordance with accounting principles generally accepted in the United States (GAAP) and the amounts reported in our financial statements.

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003

	WEBB	JABBER (1)	ELIMINATIONS	GAAP CONSOLIDATED
Net revenues	$—	$646,613	$—	$646,613

Operating expenses:
Cost of revenues	—	161,899	—	161,899
Sales and marketing expenses	—	356,983	—	356,983
Product development expenses	—	590,569	—	590,569
General and administrative expenses	208,543	427,162	—	635,705
Depreciation and amortization	68,168	46,828		114,996

	276,711	1,583,441	—	1,860,152

Loss from operations	(276,711)	(936,828)	—	(1,213,539)

Interest income	1,611,750	413	(1,610,547)	1,616
Income (loss) from investment in Jabber	(2,436,127)	—	2,544,946	108,819
Loss on extinguishment of convertible notes payable to Webb	—	(1,571,900)	1,571,900	—
Other loss, net	—	(693)	—	(693)
Interest expense	—	(38,647)	38,647	—

Net loss before minority interest in losses of Jabber	(1,101,088)	(2,547,655)	2,544,946	(1,103,797)

Minority interest in losses of subsidiary	—	—	2,709	2,709

Net loss	$(1,101,088)	$(2,547,655)	$2,547,655	$(1,101,088)

(1)	The operating results of Jabber are for the period ended March 19, 2003.

UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2003

	WEBB	JABBER (1)	ELIMINATIONS	GAAP CONSOLIDATED
Cash flows from operating activities:
Net loss	$(1,101,088)	$(2,547,655)	$2,547,655	$(1,101,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	68,168	46,828	—	114,996
Interest income on exchange of convertible note receivable from Jabber	(1,571,900)	—	1,571,900	—
Loss on extinguishment of convertible notes payable to Webb	—	1,571,900	(1,571,900)	—
(Income) loss from investment in Jabber	2,436,127	—	(2,544,946)	(108,819)
Minority interest in losses of subsidiary	—	—	(2,709)	(2,709)
Accrued interest payable on convertible note payable	—	38,647	(38,647)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	—	(404,246)	—	(404,246)
(Increase) decrease in prepaid expenses	(90,582)	35,024	—	(55,558)
Increase in other current assets	(1,194)	—	—	(1,194)
Increase (decrease) in accounts payable and accrued liabilities	(49,438)	160,215	38,647	149,424
Increase (decrease) in accrued compensation, benefits and payroll taxes	19,603	(8,606)	—	10,997
Increase in deferred revenue	—	653,287	—	653,287

Net cash used in operating activities	(290,304)	(454,606)	—	(744,910)

Cash flows from investing activities:
Purchase of property and equipment	—	(4,500)	—	(4,500)
Cash invested in Jabber	(195,000)	—	195,000	—
Cash retained by Jabber at March 19, 2003	—	—	(68,991)	(68,991)
Collection of note receivable from Jabber	20,477	—	—	20,477
Collection of notes receivable from Company officer	3,337	—	—	3,337

Net provided by (cash used) in investing activities	(171,186)	(4,500)	126,009	(49,677)

Cash flows from financing activities:
Cash investment from Webb	—	195,000	(195,000)	—

Net cash provided by financing activities	—	195,000	(195,000)	—

Net decrease in cash and cash equivalents	(461,490)	(264,106)	(68,991)	(794,587)
Effect of foreign currency exchange rate changes on cash	(2,450)	2,218	—	(232)
Cash and cash equivalents, beginning of year	1,383,198	330,879	—	1,714,077

Cash and cash equivalents, end of year	$919,258	$68,991	$(68,991)	$919,258

(1)	The cash flows for Jabber are for the period ended March 19, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

Amounts included in Webb’s liquidity and capital resources discussion for the three months ended March 31, 2003, include the accounts of Webb only and do not reflect the consolidation of Jabber as previously reported in the financial statements included herein. Included in the reported financial statements and not reflected below are the consolidated results of Jabber through March 19, 2003, for the period ended March 31, 2003. See Item 1 – Financial Statements – Unaudited Supplemental Financial Information for a reconciliation of Webb’s stand-alone financial statements presented below to its consolidated financial statements as reported for the three months ended March 31, 2003.

	March 31, 2004	December 31, 2003

Working capital [1]	$566,245	$747,982
Cash and cash equivalents	$327,793	$559,590

	Three Months Ended March 31,
	2004	2003
Cash used in operating activities	$(268,781)	$(290,304)
Cash provided by (used in) investing activities	$36,984	$(171,186)

[1]	Includes note receivable from Jabber of $103,793 and $136,479 at March 31, 2004 and December 31, 2003, respectively.

Working capital: Working capital is calculated by deducting current liabilities from current assets. Working capital decreased for the first quarter of 2004, as compared with the first quarter of 2003, primarily due to funding our operating activities with cash on-hand at December 31, 2003.

Cash flows used in operating activities: Cash used in operating activities decreased during the first quarter of 2004, as compared with the first quarter of 2003, primarily due to a decrease in operating expenses in the first quarter of 2004 as compared to the first quarter of 2003.

Cash flows provided by investing activities: Cash provided by investing activities in the first quarter of 2004 was a result of collections on notes receivable. The increase over the first quarter of 2003 primarily resulted from Webb investing $195,000 in Jabber during the 2003 period.

In connection with the Jabber financing in March 2003, Webb and Jabber formalized a two-year cost sharing arrangement, as amended, commencing April 1, 2003, whereby Jabber agreed to pay (i) 80% of the cost of two shared employees who provide accounting services for both companies; (ii) 60% of the cost of the Secretary and General Counsel for Webb who performs similar services for Jabber; and (iii) $100,000 annually for salary and 44% of the expenses of the CEO of Webb for serving on Jabber’s executive committee. We estimate that we will reduce our monthly expenses by approximately $23,000 per month through March 31, 2005, as a result of this cost sharing arrangement with Jabber. In addition, commencing April 1, 2003, we began receiving from Jabber $12,000 per month for 21 months for the purchase of third-party business software we owned and we are to receive an additional $200,000 by August 31, 2004, from Jabber for the purchase of computer equipment, office furnishings and fixtures and other office equipment. We believe our cash on-hand of approximately $264,000 at April 22, 2004, and the expected cash collections from Jabber will be sufficient to fund Webb’s operating expenses to at least April 2005. Webb’s operating expenses are generally fixed in nature and include compensation costs, investor relations and the cost associated with being a public company. Our monthly cash requirements, after the cost sharing arrangement and the sale of property and equipment to Jabber, are forecasted to average approximately $28,000 for 2004 and $72,000 for 2005.

RESULTS OF OPERATIONS

Amounts included in Webb’s results of operations discussion for the three months ended March 31, 2003, include the accounts of Webb only and do not reflect the consolidation of Jabber as previously reported in the financial statements included herein and in our Form 10-QSB for 2003 so as to present the 2003 numbers on a comparative basis with 2004. Included in the reported financial statements and not reflected below are the consolidated results of Jabber through March 19, 2003, for the period ended March 31, 2003. See Item 1 – Financial Statements – Unaudited Supplemental Financial Information for a reconciliation of Webb’s stand-alone financial statements presented below to its consolidated financial statements as reported for the three months ended March 31, 2003.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See Form 10-KSB/A for the year ended December 31, 2003, See Item 7 – Financial Statements – Note 2 to Notes to Consolidated Financial Statements, which contains additional information regarding Webb’s accounting policies and other disclosures required by GAAP.

Accounting for Investment in Jabber

We report our investment in Jabber using the equity method of accounting whereby we record our percentage of Jabber’s net income or losses as an increase or a reduction to the carrying value of our investment account on our balance sheet and as income or losses in our results of operations. To the extent that we record losses from Jabber, our investment account will not be reduced below zero, unless at some future date we become obligated to fund future Jabber losses, if any. The balance of our investment in Jabber as of March 31, 2004, was $1.4 million. The use of the equity method of accounting represents a change in how we reported our investment in Jabber prior to March 19, 2003, the date on which Jabber sold shares of its series D convertible preferred stock to FTTI, Intel and Webb. Prior to this date, we consolidated the operations of Jabber with our own.

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

Operating Expenses:

Our sole business is the ownership of securities of Jabber, a company we formed in February 2000. We also conduct corporate activities such as accounting, administration, public reporting and financing activities for both Webb and Jabber. We reduce our expenses by amounts reimbursed to us by Jabber for its share of these costs. Webb’s parent-only unaudited statements of operations for the three months ended March 31, 2003, are presented below. See Item 1 – Financial Statements – Unaudited Supplemental Financial Information for a reconciliation of Webb’s stand-alone financial statements presented below to its consolidated financial statements as reported for the three months ended March 31, 2003.

	Three Months Ended March 31,
	2004	2003
Operating expenses:
General and administrative	$185,362	$208,543
Depreciation and amortization	19,361	68,168

Loss from operations	(204,723)	(276,711)

Interest income	3,625	1,611,750
Loss from investment in Jabber	(178,000)	(2,436,127)

Net loss	$(379,098)	$(1,101,088)

General and administrative expenses consist primarily of employee compensation, and other costs associated with being a public company, including investor relations, shareholder communications and legal and accounting fees. General and administrative expenses were $185,362 for the first quarter of 2004, compared with $208,543 for the first quarter of 2003. The decrease was primarily from (i) a decrease in employee compensation and related expenses of $47,000; (ii) a decrease in travel costs of $11,000; and (iii) an increase in shared costs paid by Jabber of $10,000. These reductions were partially offset by an increase in accounting fees of $43,000. We are estimating Webb’s general and administrative expenses for the remainder of 2004 to be approximately $485,000.

Depreciation was $19,361 for the first quarter of 2004, compared to $68,168 for the first quarter of 2003. The decrease is primarily from no depreciation being recorded in the first quarter of 2004 for the business software assets we sold to Jabber in April 2003, which had a net book value of $220,059.

Interest Income:

Interest income was $3,625 for the first quarter of 2004, compared to $1,611,750 for the first quarter of 2003. We recorded interest income from Jabber of $3,401 and $1,610,547 in the first quarters of 2004 and 2003, respectively. Included in the interest income from Jabber for 2003 is $1,571,900 of non-cash interest income we recorded from additional shares of Jabber’s series D convertible preferred stock issued to us pursuant to anti-dilution provisions under the terms of our convertible notes receivable. The non-cash interest income was eliminated in our consolidated financial statements for the three months ended March 19, 2003.

Loss on investment in Jabber:

At March 31, 2004, we owned 43.4% of Jabber stock, on an as-if converted basis. Prior to March 19, 2003, we owned 74.8% of Jabber stock. As of March 19, 2003, in conjunction with the Jabber financing transaction, we ceased consolidating Jabber’s results of operations and financial position with our own and began reporting our investment in Jabber under the equity method of accounting. During the first quarter of 2004, we recorded $178,000 in losses from Jabber, compared with $2,436,127 for the first quarter of 2003. The decreases in losses in 2004 was primarily from the reduction in our percentage of Jabber’s losses between periods from 99.9% to 43.4%, as well as a $1.9 million decrease in net losses for Jabber in the 2004 period. The difference between the losses recorded by Webb in the 2003 three-month period of $2.4 million and Jabber’s net losses of $2.3 million is a result of Webb recording a smaller percentage of Jabber’s net income for the period from March 20, 2003 to March 31, 2003, due to the reduction in Webb’s ownership percentage after the sale of Jabber’s series D convertible preferred stock on March 19, 2003.

Jabber’s net loss was $410,000 for the first quarter of 2004, which represented a $1.9 million decrease when compared to a net loss of $2.3 million for the first quarter of 2003. Jabber’s net revenues were $1.6 million for the first quarter of 2004, compared with $1.2 million for the similar 2003 period. The revenue mix between license fees and services was 54% and 46%, respectively, for the first quarter of 2004, compared with 53% and 47%, respectively, for the similar 2003 period. France Telecom, a related party, represented 76% of Jabber’s net revenues for the first quarter of 2004, compared with 49% for the first quarter of 2003. This percentage increase was primarily due to France Telecom not exercising rights under a distribution agreement which resulted in Jabber recognizing approximately $644,500 of revenue in the first quarter of 2004 of which $507,000 would otherwise have been recognized during the second quarter of 2004 and $137,500 that would have been recognized during the balance of 2004 and the first nine months of 2005. Jabber’s operating expenses were $2 million for the first quarter of 2004, compared with $1.9 million for the first quarter of 2003. The increase in operating expenses was primarily due to increases in product development expenses of $231,000. The decrease in net loss applicable to common stockholders in the 2004 period was primarily from a $1.6 million non-cash expense on loss on debt extinguishment resulting from the series D preferred stock transaction in March 2003 and a decrease in loss from operations of $275,000.

As of April 30, 2004, Jabber had not recognized revenue with respect to signed contracts for approximately $1.4 million, including approximately $413,000 for France Telecom, a related party, for product licenses (16% of total) for which the majority of the revenue is being recognized on a monthly user count basis and maintenance and support and professional services (84% of total) for services provided over the term of the contract with respect to maintenance and support agreements and for services Jabber expects to provide in 2004 with respect to professional services, but which have not been provided as of April 30, 2004. We expect approximately $1.2 million in deferred revenue at April 30, 2004, to be recognized in the remainder of 2004. Approximately $507,000 of deferred revenues scheduled to be recognized during the second quarter of 2004 and $137,5000 of revenues scheduled to be recognized during the last nine months of 2004 and the first nine months of 2005 were recognized in the first quarter of 2004 due to France Telecom’s failure to exercise rights it had under a distribution agreement.

At March 31, 2004, Jabber’s cash and cash equivalents were $4.1 million, which represented a decrease of $1.3 million compared with $5.4 million in cash and cash equivalents at December 31, 2003. The decrease was primarily due to cash used to fund its operating activities in the first quarter of 2004.

We believe Jabber is adequately funded through cashflow break-even, which we expect to occur in the fourth quarter of 2004. Jabber’s projected use of cash is predicated on Jabber meeting its revenue projections and managing its expense levels to budgeted amounts. While Jabber continues to project a modest increase in revenues in 2004 compared to 2003 and its revenues for the first quarter were slightly ahead of plan, Jabber booked approximately $273,000 less in new business in the first quarter than planned. Jabber has a limited operating history upon which to base its projections, particularly its revenue projections, and there can be no assurance that Jabber will be able to meet its projections for revenues and expenses. In addition, since many of Jabber’s expenses are fixed or must be incurred in advance of revenues, Jabber’s working capital requirements could increase significantly over projected levels if Jabber does not meet its revenue projections. Therefore, Jabber may require more cash for its operations than our current projections indicate. In this circumstance, Jabber may have to seek additional funding or reduce its operating activities.

Net Loss:

Net loss was $379,098 for first quarter of 2004, compared to $1,101,088 for the first quarter of 2003. The decrease in losses for 2004 was primarily from (i) a reduction of $2.3 million in losses we recorded in connection with our investment in Jabber; (ii) a reduction in operating expenses of $72,000; and (iii) recording $1.6 million of non-cash interest income in the first quarter of 2003 related to the conversion of notes and issuance of Jabber securities to us. Before recording losses from Jabber, we expect Webb’s losses to be approximately $518,000 for the remainder of 2004.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Webb, as a holding company, has no independent source of revenue or business other than the ownership of securities of Jabber, Inc., a company formed by Webb in February 2000. Webb currently owns approximately 43% of Jabber’s outstanding common stock on a fully converted basis. Factors that may affect our and Jabber’s future results include, but are not limited to, the following items as well as the information in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We expect to incur net losses into 2004. We have incurred net losses since we began our business totaling approximately $118.7 million through March 31, 2004, including approximately $67 million of non-cash expenses. We expect to incur additional substantial operating and net losses in during the remainder of 2004.

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

An investment in our common stock is risky because the price of our stock is highly volatile. Our common stock closed as high as $1.42 per share and as low as $0.68 per share between January 1, 2004 and May 12, 2004. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

•	Price and volume fluctuations in the stock market at large that do not relate to our or Jabber’s operating performance;

•	Fluctuations in Jabber’s quarterly revenue and operating results; and

•	Increases in outstanding shares of common stock upon exercise or conversion of derivative securities.

These factors may continue to affect the price of our common stock in the future.

We have issued numerous options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of May 12, 2004, we had issued warrants and options to acquire approximately 5 million shares of our common stock, exercisable at prices ranging from $0.24 to $58.25 per share, with a weighted average exercise price of approximately $1.55 per share. We had also reserved 734,000 shares of common stock for issuance upon conversion of our series D junior convertible preferred stock. During the terms of these derivative securities, the holders may have the opportunity to profit from an increase in the market price of our common stock with resulting potential dilution to the holders of shares who purchased shares for a price higher than the applicable exercise or conversion price. The increase in the outstanding shares of our common stock because of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by current and future holders of our common stock.

Future sales of our common stock in the public market could depress the price of our common stock. Actual or potential future sales of substantial amounts of common stock in the public market could depress the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. At May 12, 2004 these shares consist of:

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

Factors Relating to Jabber

Jabber’s limited operating history makes it difficult to evaluate its business. Jabber was founded in February 2000 and began shipping software in 2001. Jabber has a limited operating history for its current business model upon which you may evaluate Jabber. Jabber’s business is subject to the risks, exposures and difficulties frequently encountered by early-stage companies with a limited operating history including:

•	Limited ability to respond to competitive developments;

•	Exaggerated effect of unfavorable changes in general economic and market conditions; and

•	Limited ability to adjust Jabber’s business plan to address marketplace and technological changes.

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

Item 3. CONTROLS AND PROCEDURES.

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

PART II

OTHER INFORMATION

Items 1-5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits:

3.1(a)	Articles of Incorporation, as amended, of Webb Interactive Services, Inc. (1)

3.1(b)	Articles of Amendment setting forth the terms of Series D Junior Convertible Preferred Stock (2)

3.2	Bylaws of Webb Interactive Services, Inc. (3)

4.1	Specimen form of Webb Interactive Services, Inc. common stock certificate (4)

4.2	Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.3	Form of Incentive Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.4	Form of Nonstatutory Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.5	Webb Interactive Services, Inc. Stock Option Plan of 2000, including forms of Incentive and Nonstatutory Stock Option Agreements (5)

4.6	Stock Purchase Warrant dated August 25, 1999, as amended December 18, 1999, issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, Inc. (6)

4.7	Stock Purchase Warrant dated December 18, 1999 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, Inc. (6)

4.8	Stock Purchase Warrant dated December 31, 1999 issued to by Webb Interactive Services, Inc. Marshall Capital Management, Inc. and Castle Creek Technology Partners, LLC (7)

4.9	Form of Stock Purchase Warrant, form of Series D Stock Purchase Warrant and form of amended Stock Purchase Warrants dated January 17, 2002 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, LLC (2)

10.1	Form of Nondisclosure and Nonsolicitation Agreement between Webb Interactive Services, Inc. and its employees (1)

10.2	Employment Agreement between Webb Interactive Services, Inc. and William R. Cullen, dated March 1, 2002 (8)

10.3	Employment Agreement between Webb Interactive Services, Inc. and Lindley S. Branson, dated March 1, 2002 (8)

10.4	Securities Purchase Agreement dated as of January 17, 2002, between Webb Interactive Services, Inc. and Jona, Inc. Included as an exhibit is a Registration Rights Agreement (2)

10.5	Letter Agreement between Webb Interactive Services, Inc. and Jona, Inc. (8)

10.6	Exchange Agreement dated January 17, 2002 between Webb Interactive Services, Inc. and Castle Creek Technology Partners LLC. Included as an exhibit is a Registration Rights Agreement (2)

10.7	Series D Preferred Stock Purchase Agreement dated March 17, 2003, by and among Jabber, Inc. France Telecom Technologies Investissements, Intel Capital Corporation, and Webb Interactive Services, Inc. Included as exhibits to the Stock Purchase Agreement are the Restated Certificate of Incorporation of Jabber, Inc. and the following additional agreements among the parties to the Stock Purchase Agreement: Investors Rights Agreement; Right of First Refusal and Co-Sale Agreement; and Voting Agreement. (9)

10.8	Jabber, Inc. Certificate of Designation for Series D Convertible Preferred Stock (9)

10.9	Exchange Agreement, dated as of October 21, 2003, by and between Webb Interactive Services, Inc. and Jona, Inc. (10)

31.1	Certification of Chief Executive Officer and Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William R. Cullen*

*	Filed herewith.
(1)	Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
(2)	Filed with the Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(3)	Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.
(4)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2000, Commission File No. 0-28462.
(5)	Filed with the Current Report on Form 8-K, filed January 22, 2002 and amended on January 29, 2002, Commission File No. 0-28462.
(6)	Filed with Amendment No. 2 to Webb’s Registration Statement on Form S-3, filed January 3, 2000, Commission File No. 333-87887.
(7)	Filed with the Current Report on Form 8-K, filed January 5, 2000, Commission File No. 0-28462.
(8)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2001, Commission File No. 0-28462.
(9)	Filed with the Current Report on Form 8-K, filed on March 20, 2003, Commission File No. 0-28462.
(10)	Filed with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, Commission File No. 0-28462.

(b)	Reports on Form 8-K. The Company filed reports on Form 8-K during the quarter ended March 31, 2004, as follows: (i) under Item 12 of Form 8-K on March 16, 2004.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBB INTERACTIVE SERVICES, INC.

Date: May 14, 2004	By	/s/ William R. Cullen
Chief Executive Officer - Chief Financial Officer

	By	/s/ Stuart Lucko
Controller