Form 10QSB
period 2004-09-30
WEBB INTERACTIVE SERVICES INC
filed 2004-11-15
CIK 1011901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2004

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

The number of shares of registrant’s common stock outstanding as of as of October 21, 2004 was: 25,433,552

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

The information contained in this report regarding Jabber, Inc. has been provided by the Company, not Jabber, Inc., and the Company is solely responsible for this information.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEBB INTERACTIVE SERVICES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$55,878	$559,590
Prepaid expenses	48,619	12,957
Notes receivable from Company officer	—	134,130
Note and accounts receivable from Jabber	119,717	136,479

Total current assets	224,214	843,156
Investment in Jabber	818,388	1,591,985
Property and equipment, net	203,664	258,834

Total assets	$1,246,266	$2,693,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$59,420	$23,246
Accrued compensation, benefits and payroll taxes	22,015	71,928

Total current liabilities	81,435	95,174

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized:
Series D junior convertible preferred stock, 734 and 784 shares issued and outstanding, respectively, liquidation preference of $1,000 per share	561,781	600,049

Common stock, no par value, 60,000,000 shares authorized, 25,433,552 and 25,268,167 shares issued and outstanding, respectively	107,236,005	105,654,866
Warrants and options	13,100,411	14,643,282

Accumulated other comprehensive loss	(3,668)	(3,668)
Accumulated deficit	(119,729,698)	(118,295,728)

Total stockholders’ equity	1,164,831	2,598,801

Total liabilities and stockholders’ equity	$1,246,266	$2,693,975

The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
				(Consolidated)
Net revenues	$—	$—	$—	$646,613

Operating expenses:
Cost of revenues	—	—	—	161,899
Sales and marketing	—	—	—	356,983
Product development	—	—	—	590,569
General and administrative	262,219	214,235	612,762	1,137,955
Depreciation	18,453	30,004	55,170	178,017

	280,672	244,239	667,932	2,425,423

Loss from operations	(280,672)	(244,239)	(667,932)	(1,778,810)

Interest income	1,439	5,890	7,559	14,374
Loss from investment in Jabber	(15,832)	(614,836)	(773,597)	(1,091,021)
Other income (loss), net	—	(867)	—	6,928

Net loss before minority interest in losses of Jabber	(295,065)	(854,052)	(1,433,970)	(2,848,529)
Minority interest in losses of Jabber	—	—	—	2,709

Net loss	$(295,065)	$(854,052)	$(1,433,970)	$(2,845,820)

Net loss per share, basic and diluted	$(0.01)	$(0.04)	$(0.06)	$(0.13)

Weighted average shares outstanding, basic and diluted	25,433,552	22,931,210	25,412,974	22,597,837

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
		(Consolidated)
Cash flows from operating activities:
Net loss	$(1,433,970)	$(2,845,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	55,170	178,017
Loss from investment in Jabber	773,597	1,091,021
Write-off of note receivable to Company officer	124,673	—
Stock options and warrants issued for services	—	62,679
Gain on disposal of property and equipment	—	(7,621)
Minority interest in losses of subsidiary	—	(2,709)
Accrued interest receivable	—	(1,800)

Changes in operating assets and liabilities:
Increase in accounts receivable	—	(404,246)
(Increase) decrease in prepaid expenses	(35,662)	9,006
Decrease in other current assets	—	11,178
Increase in receivable from Jabber	(72,827)	—
Increase in accounts payable and accrued liabilities	36,174	108,240
(Decrease) increase in accrued compensation, benefits and payroll taxes	(49,913)	58,190
Increase in deferred revenue	—	653,287

Net cash used in operating activities	(602,755)	(1,090,578)

Cash flows from investing activities:
Purchase of property and equipment	—	(4,500)
Cash retained by Jabber at March 19, 2003	—	(68,991)
Collections of note receivable from Jabber	89,589	62,114
Purchase of Jabber securities from third-party investor	—	(34,993)
Collections from Jabber	—	20,477
Collection of notes receivable from Company officer	9,454	10,010

Net cash provided by (used in) investing activities	99,043	(15,883)

Net decrease in cash and cash equivalents	(503,712)	(1,106,461)
Effect of foreign currency exchange rate changes on cash	—	5,904
Cash and cash equivalents, beginning of period	559,590	1,714,077

Cash and cash equivalents, end of period	$55,878	$613,520

Supplemental disclosure of cash flow information:

Supplemental schedule of non-cash investing and financing activities:
Equity adjustment related to sale of Jabber stock	$—	$3,472,282
Series D junior convertible preferred stock converted to common stock	$38,268	$1,071,516
Business software sold to Jabber in exchange for note receivable	$—	$220,059

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The sole business of Webb Interactive Services, Inc. (the Company, Webb, we or our) is the ownership of securities of Jabber, Inc. (Jabber). At September 30, 2004, on an as-if converted basis, we owned 43.4% of Jabber’s common stock. On March 19, 2003, Jabber issued 25,218,914 shares of its series D convertible preferred stock for $5 million in gross cash proceeds and the cancellation of $2.2 million convertible notes payable to Webb. As a result of this transaction, Webb’s ownership in Jabber was reduced from 77.8% on an as-if converted basis prior to the transaction to 43.3% immediately after the transaction. With this change in ownership interest, Webb evaluated whether to continue the consolidation method of accounting for Jabber in its financial statements. Webb considered whether it continued to exercise control over the operations of Jabber based on its ownership percentage, voting rights, board of director seats and management influence. Based on this evaluation, Webb determined that while it does exert significant influence over Jabber’s operations, it no longer exercises control over Jabber’s operations. As a result, after March 19, 2003, Webb ceased consolidating the financial results of Jabber with that of its own and began to report its investment in Jabber under the equity method of accounting.

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

NOTE 2 – STOCK BASED COMPENSATION PLANS

We issue stock options to our employees and outside directors to purchase our stock pursuant to stockholder approved stock option programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations. No stock-based employee compensation cost is reflected in net loss for the three and nine months ended September 30, 2004 and 2003, as all options granted under these plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period. The following table illustrates the effect on net loss and loss per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting and Disclosure of Stock Based Compensation (SFAS 123).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss as reported	$(295,065)	$(854,052)	$(1,433,970)	$(2,845,820)
Expense calculated under APB 25	—	—	—	—
Expense calculated under SFAS 123	(73,015)	(101,551)	(225,538)	(542,870)

Pro-forma net loss	$(368,080)	$(955,603)	$(1,659,508)	$(3,388,690)

Pro-forma net loss per share-basic and diluted	$(0.01)	$(0.04)	$(0.07)	$(0.15)

We estimate the fair value of our options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. Webb did not grant any options during the three months ended September 30, 2003. The fair value of options granted in the three months ended September 30, 2004, and the nine months ended September 30, 2004 and 2003, were estimated at the date of grant using a Black-Scholes pricing model with the weighted average assumptions in the table which follows.

	Three Months Ended September 30, 2004	Nine Months Ended September 30,
		2004	2003
Risk-free interest rate	1.59%	1.59%	1.59%
Expected dividend yield	0%	0%	0%
Expected lives	2 years	2 years	3 years

Expected volatility	144%	144%	125%
Weighted average fair value	$0.32	$0.32	$0.57

Included in the expense calculated under SFAS 123 for the nine months ended September 30, 2003, are options granted under the Jabber stock option plan, which totaled 1,900,394 for the period ended March 19, 2003.

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

	September 30,
	2004	2003
Stock options	2,804,692	3,167,086
Warrants	2,149,700	12,734,700
Series D junior convertible preferred stock	734,000	1,184,000

Total	5,688,392	17,085,786

The number of shares excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method were 176,206 and 454,304 for the three and nine months ended September 30, 2004, respectively, and 293,985 and 399,022 for the three and nine months ended September 30, 2003, respectively.

NOTE 4 – INVESTMENT IN JABBER, INC.

Jabber, a Delaware corporation founded by Webb in February 2000, is a commercial developer of extensible instant messaging software for enterprises, carriers and service providers that require real-time communication and collaboration solutions. Jabber’s products are based on the standardized extensible message and presence protocol, XMPP, developed by the Jabber.org open-source movement. Jabber instant messaging solutions differ from packaged and consumer instant messaging solutions in the ability of Jabber instant messaging to support and to be integrated with other applications and services.

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

In connection with the series D preferred stock purchase agreement, Jabber purchased business software owned by Webb and is scheduled to make payments at a rate of $12,000 per month for a period of 21 months commencing April 1, 2003. At September 30, 2004, the balance of the note was $47,717, which is expected to be collected in 2004. In addition, Jabber has also agreed to purchase Webb’s computer equipment, office furnishings and fixtures and other office equipment at a purchase price of $200,000. While this sale to Jabber has been deferred, we expect Jabber to purchase these assets during the fourth quarter of 2004. Webb’s estimated net book value of these assets at purchase date is expected to approximate the purchase price.

The unaudited condensed financial information for Jabber is presented below:

Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues	$2,010,561	$964,324	$4,225,476	$3,095,662
Costs and expenses	2,045,617	2,377,238	6,009,290	6,546,422
Loss from operations	(35,056)	(1,412,914)	(1,783,814)	(3,450,760)
Other loss, net	(1,425)	(5,033)	(1,753))	(1,612,536)

Net loss	$(36,481)	$(1,417,947)	$(1,785,567)	$(5,063,296)

Webb’s loss from investment in Jabber	$(15,832)	$(614,836)	$(773,597)	$(1,091,021)

Financial Position
	September 30, 2004	December 31, 2003
Cash and cash equivalents	$2,931,005	$5,375,388
Accounts receivable, net	$692,186	$1,052,228
Other current assets	$185,206	$174,969
Property and equipment, net	$259,998	$452,320
Accounts payable and accrued liabilities	$1,190,684	$1,406,938
Deferred revenue	$1,041,779	$1,928,868
Note payable to Webb	$47,717	$136,479
Stockholders’ equity	$1,788,215	$3,582,620

Webb’s loss from its investment in Jabber for the nine months ended September 30, 2003, includes net losses from March 20, 2003 to September 30, 2003. Prior to March 20, 2003, the results of operations from Jabber were consolidated with Webb’s results of operations.

Included in other loss, net for the nine months ended September 30, 2003, is a $1.57 million non-cash loss on debt extinguishment resulting from the exchange of the convertible note payable to Webb for shares of Jabber’s series D preferred stock in the first quarter of 2003. This amount was eliminated in consolidation in the period ended March 19, 2003.

For the three and nine months ended September 30, 2004 and 2003, France Telecom accounted for 10% and 37%, respectively, and 53% and 51%, respectively, of Jabber’s total revenues.

NOTE 5 – NOTE RECEIVABLE FROM COMPANY OFFICER

During 2000, pursuant to demand notes, Webb loaned a total of $165,827 to an officer of the Company. In connection with a separation agreement entered into on September 23, 2004, between the Company and its Chief Executive/Chief Financial Officer, the notes receivable were forgiven. As a result, in September 2004 we recorded a non-cash severance expense for the balance of the notes receivable totaling $124,676.

NOTE 6 – CONVERSION OF PREFERRED STOCK AND EXERCISE OF COMMON STOCK PURCHASE WARRANT

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

LIQUIDITY AND CAPITAL RESOURCES

Amounts included in Webb’s liquidity and capital resources discussion for the nine months ended September 30, 2003, include the accounts of Webb only and do not reflect the consolidation of Jabber as previously reported in the financial statements included herein. Included in the reported financial statements and not reflected below are the consolidated results of Jabber through March 19, 2003, for the nine months ended September 30, 2003. See Item 1 – Financial Statements – Unaudited Supplemental Financial Information for a reconciliation of Webb’s stand-alone financial statements presented below to its consolidated financial statements as reported for the nine months ended September 30, 2003.

	September 30,	December 31,
	2004	2003
Working capital [1]	$142,779	$747,982
Cash and cash equivalents	$55,878	$559,590

	Nine Months Ended September 30,
	2004	2003
Cash used in operating activities	$(602,755)	$(635,972)
Cash provided by (used in) investing activities	$99,043	$(137,392)

1 Includes note and other accounts receivable from Jabber of $119,717 and $136,479 at September 30, 2004 and December 31, 2003, respectively.

Working capital: Working capital is calculated by deducting current liabilities from current assets. Working capital decreased for the nine months ended September 30, 2004, primarily due to funding our operating activities with cash on-hand at December 31, 2003.

Cash flows used in operating activities: Cash used in operating activities decreased during the nine months ended September 30, 2004, as compared with the similar 2003 period primarily due to a decrease in operating expenses in the 2004 period.

Cash flows provided by investing activities: Cash provided by investing activities in the first quarter of 2004 was a result of collections on notes receivable from Jabber. The increase over the 2003 nine-month period primarily resulted from Webb investing $195,000 in Jabber during the 2003 period.

In connection with the Jabber financing in March 2003, Webb and Jabber formalized a two-year cost sharing arrangement, as amended, commencing April 1, 2003, whereby Jabber agreed to pay (i) 80% of the cost of two shared employees who provide accounting services for both companies; (ii) 60% of the cost of the Secretary and General Counsel for Webb who performs similar services for Jabber; and (iii) $100,000 annually for salary and 44% of the expenses of the CEO of Webb for serving on Jabber’s executive committee. As a result of this cost sharing arrangement with Jabber, beginning in October, we estimate that our monthly expenses will be reduced by approximately $8,300 per month through March 31, 2005, which is down from $23,000 per month through September 2004 due to the retirement in September 2004 of Webb’s CEO. In addition, commencing April 1, 2003, we began receiving from Jabber $12,000 per month for 21 months for the purchase of third-party business software we owned and we are to receive an additional $200,000 by December 31, 2004, from Jabber for the purchase of computer equipment, office furnishings and fixtures and other office equipment. We believe our cash on-hand of approximately $33,000 at October 31, 2004, and the expected cash collections from Jabber will be sufficient to fund Webb’s operating expenses to at least April 2005. Webb’s operating expenses are generally fixed in nature and include compensation costs, investor relations and the cost associated with being a public company. Our monthly cash requirements, after the cost sharing arrangement and the sale of property and equipment to Jabber, are forecasted to average approximately $16,000 for the remainder of 2004 and average $45,000 for 2005.

RESULTS OF OPERATIONS

Amounts included in Webb’s results of operations discussion for the nine months ended September 30, 2003, include the accounts of Webb only and do not reflect the consolidation of Jabber as previously reported in the financial statements included herein and in our Form 10-QSB for 2003 in order to present the 2003 numbers on a comparative basis with 2004. Included in the reported financial statements and not reflected below are the consolidated results of Jabber through March 19, 2003, for the nine months ended September 30, 2003. See Item 1 – Financial Statements – Unaudited Supplemental Financial Information for a reconciliation of Webb’s stand-alone financial statements presented below to its consolidated financial statements as reported for the nine months ended September 30, 2003.

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

Accounting for Investment in Jabber

We report our investment in Jabber using the equity method of accounting whereby we record our percentage of Jabber’s net income or losses as an increase or a reduction to the carrying value of our investment account on our balance sheet and as income or losses in our results of operations. To the extent that we record losses from Jabber, our investment account will not be reduced below zero, unless at some future date we become obligated to fund future Jabber losses, if any. The balance of our investment in Jabber as of September 30, 2004, was approximately $818,000. The use of the equity method of accounting represents a change in how we reported our investment in Jabber prior to March 19, 2003, the date on which Jabber sold shares of its series D convertible preferred stock to FTTI, Intel and Webb. Prior to this date, we consolidated the operations of Jabber with our own.

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

Operating Expenses:

Our sole business is the ownership of securities of Jabber, a company we formed in February 2000. We also conduct corporate activities such as accounting, administration, public reporting and financing activities for both Webb and Jabber. We reduce our expenses by amounts reimbursed to us by Jabber for its share of these costs. Webb’s parent-only unaudited statements of operations for the nine months ended September 30, 2003, are presented below. See Item 1 – Financial Statements – Unaudited Supplemental Financial Information for a reconciliation of Webb’s stand-alone financial statements presented below to its consolidated financial statements as reported for the nine months ended September 30, 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating expenses:
General and administrative	$262,219	$214,235	$612,762	$710,794
Depreciation and amortization	18,453	30,004	55,170	131,189

	280,672	244,239	667,932	841,983

Loss from operations	(280,672)	(244,239)	(667,932)	(841,983)
Interest income	1,439	5,890	7,559	1,624,508
Loss from investment in Jabber	(15,832)	(614,836)	(773,597)	(3,635,967)
Other income, net	—	(867)	—	7,622

Net loss	$(295,065)	$(854,052)	$(1,433,970)	$(2,845,820)

General and administrative expenses consist primarily of employee compensation, and other costs associated with being a public company, including investor relations, shareholder communications and legal and accounting fees. General and administrative expenses were $262,219 for the third quarter of 2004, compared with $214,235 for the third quarter of 2003. General and administrative expenses were $612,762 for the 2004 nine-month period, compared with $710,794 for the similar 2003 period. The increase in the 2004 three-month period was primarily from recording $125,000 of non-cash severance expense in the third quarter of 2004 related to the write-off of the note receivable from our CEO as part of his separation agreement; and an increase in shareholder meeting expenses of $18,000 as a result of delaying our annual shareholder meeting to the third quarter of 2004. These increases were partially offset by (i) $27,000 less in investor relations expense; (ii) $22,000 less in employee compensation; and (iii) $31,000 less in non-cash expense we recorded in the third quarter of 2003 for the issuance of warrants and options to investor relation consultants. The decrease in the 2004 nine-month period was primarily due to (i) $95,000 less in employee compensation; (ii) $40,000 less in investor relations expense; and (iii) $63,000 less in non-cash expense we recorded in the 2003 nine-month period for the issuance of warrants and options to investor relations consultants. These decreases were partially offset by $125,000 of non-cash severance expense in the third quarter of 2004 related to the write-off of the note receivable from our CEO as part of his separation agreement. We estimate Webb’s general and administrative expenses for the remainder of 2004 to be approximately $89,000.

Depreciation was $18,453 for the third quarter of 2004, compared to $30,004 for the third quarter of 2003. Depreciation expense was $55,170 for the 2004 nine-month period, compared to $131,189 for the similar 2003 period. The decrease is primarily from no depreciation being recorded in the 2004 periods for the business software assets we sold to Jabber in April 2003, which had a net book value of $220,059. With the sale of our remaining computer equipment, office furnishings and equipment to Jabber now expected to occur on or around December 31, 2004, depreciation expense for the fourth quarter of 2004 is now expected to be approximately $12,000.

Interest Income:

Interest income was $1,439 for the third quarter of 2004, compared to $5,890 for the third quarter of 2003. Interest income was $7,559 for the 2004 nine-month period, compared to $1,624,508 for the similar 2003 period. We recorded interest income from Jabber of $1,421 and $7,238 for the three and nine months ended September 30, 2004, respectively, compared to $6,000 and $1,622,000 for the three and nine months ended September 30, 2003, respectively. The interest income we earned from Jabber in 2004 is from the note receivable we executed in March 2003, which we expect to be collected in full by December 2004. Included in the interest income from Jabber for the 2003 nine-month period is $1,571,900 of non-cash interest income we recorded from additional shares of Jabber’s series D convertible preferred stock issued to us pursuant to anti-dilution provisions under the terms of our convertible notes receivable. The non-cash interest income was eliminated in our consolidated financial statements for the three months ended March 19, 2003.

Loss on investment in Jabber:

At September 30, 2004, we owned 43.4% of Jabber stock, on an as-if converted basis. Prior to March 19, 2003, we owned 74.8% of Jabber stock. As of March 19, 2003, in conjunction with the Jabber financing transaction, we ceased consolidating Jabber’s results of operations and financial position with our own and began reporting our investment in Jabber under the equity method of accounting. During the third quarter of 2004, we recorded $15,832 in losses from our investment in Jabber, compared with $614,836 for the third quarter of 2003. For the 2004 nine-month period, we recorded $773,597 in losses from Jabber, compared to $3,635,967 for the similar 2003 period. The decrease in losses in the 2004 three-month period was primarily from Jabber recording less losses in the 2004 three-month period. The decrease in losses in the 2004 nine-month period was primarily from a combination of Jabber recording less losses in the 2004 nine-month period as well as a reduction in our percentage of Jabber’s losses between periods from 99.9% to 43.4% due to the reduction in Webb’s ownership percentage after the sale of Jabber’s series D convertible preferred stock on March 19, 2003.

Jabber’s net loss was $36,000 for the third quarter of 2004, compared to $1.4 million for the similar 2003 period. For the 2004 nine-month period, Jabber’s net loss was $1.8 million, which was $3.3 million less compared to $5.1 million of net loss for the similar 2003 period, which included a $1.6 million non-cash expense on loss on debt extinguishment resulting from the series D preferred stock transaction in March 2003. Jabber’s net revenues were $2 million for the third quarter of 2004, compared to $964,000 for the similar 2003 period. For the 2004 nine-month period, Jabber’s net revenues were $4.2 million, compared to $3.1 million for the similar 2003 period. The revenue mix between license fees and services was 83% and 17%, respectively, for the third quarter of 2004, compared with 44% and 56%, respectively, for the similar 2003 period. For the 2004 nine-month period, the revenue mix between license fees and services was 88% and 12%, respectively, compared with 52% and 48%, respectively, for the similar 2003 period. France Telecom, a related party, represented 10% of Jabber’s net revenues for the third quarter of 2004, compared with 53% for the third quarter of 2003. For the 2004 nine-month period, France Telecom represented 37% of Jabber’s net revenues, compared to 51% for the similar 2003 period. Prior to March 31, 2004, Jabber had been recognizing approximately $507,000 per quarter of revenue from France Telecom related to a distribution agreement. As a result of France Telecom not exercising rights under this distribution agreement in March 2004, Jabber recognized approximately $644,500 of deferred revenue into revenue during the first quarter of 2004 of which $507,000 would otherwise have been recognized during the second quarter of 2004 and $137,500 that would have been recognized during the remainder of 2004 and the first nine months of 2005. As a result, coupled with higher revenues in the 2004 periods, France Telecom’s percentage of revenues for the 2004 three-and-nine-month periods were reduced compared to the similar 2003 periods. Jabber’s operating expenses were $2 million for the third quarter of 2004, compared with $2.4 million for the third quarter of 2003. For the 2004 nine-month period, Jabber’s operating expenses were $6 million, compared to $6.5 million for the similar 2003 period. The decrease in operating expenses for the 2004 three-month period was primarily due to decreases in sales and marketing expenses of $318,000 and $97,000 in general and administrative expenses, offset by $147,000 increase in cost of revenue. The decrease in the operating expenses for the 2004 nine-month period was primarily due to a decrease of $500,000 in general and administrative expenses.

At September 30, 2004, Jabber’s cash and cash equivalents were $2.9 million, which represented a decrease of $2.5million compared with $5.4 million in cash and cash equivalents at December 31, 2003. The decrease was primarily due to cash used to fund its operating activities in the first nine months of 2004.

Based on Jabber’s projected revenues and expenses, we believe Jabber is funded through at least January 2006. Jabber’s projected use of cash is predicated on Jabber meeting its revenue projections and managing its expense levels to budgeted amounts. Based on Jabber’s current financial forecast, revenues for 2004 are forecasted to be approximately $6.5 million to $7 million compared to $9 million originally forecasted by Jabber, resulting in sustainable cash flow breakeven being delayed until at least early 2006. Jabber has a limited operating history upon which to base its projections, particularly its revenue projections, and there can be no assurance that Jabber will be able to meet its projections for revenues and expenses. In addition, since many of Jabber’s expenses are fixed or must be incurred in advance of revenues, Jabber’s working capital requirements could increase significantly over projected levels if Jabber does not meet its revenue projections. Therefore, Jabber may require more cash for its operations than our current projections indicate. In this circumstance, Jabber may have to seek additional funding or reduce its operating activities.

Net Loss:

Webb’s net loss was $295,065 for the third quarter of 2004, compared to $854,052 for the third quarter of 2003. For the 2004 nine-month period, net loss was $1,433,970, compared to $2,845,820 for the similar 2003 period. The decrease in losses for the third quarter of 2004 was primarily from recording $600,000 less in losses from our investment in Jabber. The decrease in losses for the 2004 nine-month period was primarily from (i) a reduction of $2.9 million in losses we recorded in connection with our investment in Jabber; (ii) a reduction in operating expenses of $174,000; and (iii) recording $1.6 million of non-cash interest income in the first quarter of 2003 related to the conversion of notes and issuance of Jabber securities to us. Before recording losses from Jabber, we expect Webb’s losses to be approximately $110,000 for the fourth quarter of 2004.

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

Factors Relating to Webb

Additional funding for Jabber could reduce further our ownership interest in Jabber. Jabber raised $7.2 million in March 2003 through the sale of shares of its preferred stock to France Telecom Technologies Investissements, Intel Capital Corporation and Webb. The offering contemplated that Jabber would raise an additional $3 million on the same terms as the purchases by FTTI, Intel and Webb. In the event that the additional $3 million had been committed by November 30, 2003, Webb would have been granted an option to invest an additional $2.5 million in Jabber on the same terms. While the additional funding contemplated at the time of the March 2003 funding has not been completed, the Jabber board has indicated that it believes Jabber should raise an additional $3 to $5 million during fiscal 2004. In the event that Jabber obtains additional equity investments, Webb’s percentage ownership of Jabber would be further reduced.

We expect to incur net losses into 2004. We have incurred net losses since we began our business totaling approximately $119.7 million through September 30, 2004, including approximately $67 million of non-cash expenses. We expect to incur additional substantial operating and net losses during the remainder of 2004 and throughout fiscal 2005.

We may need to raise additional working capital to sustain our operations. Jabber’s present cash and cash equivalents and working capital will, based on current estimates, be adequate to sustain operations for Jabber until it is able to sustain positive cash flow from operations. In the event that Jabber’s revenues are less than projected or Jabber desires to increase marketing and business development expenses over projected levels, Jabber may need to obtain additional capital to fund its business. Webb estimates that it has adequate cash and commitments to sustain its operations until at least April 2005. There is no assurance that either Webb or Jabber will be able to raise additional funds.

An investment in our common stock is risky because the price of our stock is highly volatile. Our common stock closed as high as $1.42 per share and as low as $0.43 per share between January 1, 2004 and October 21, 2004. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

•	Price and volume fluctuations in the stock market at large that do not relate to our or Jabber’s operating performance;

•	Fluctuations in Jabber’s quarterly revenue and operating results; and

•	Increases in outstanding shares of common stock upon exercise or conversion of derivative securities.

These factors may continue to affect the price of our common stock in the future.

We have issued numerous options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of October 21, 2004, we had issued warrants and options to acquire approximately 2 million and 2.8 million shares, respectively, of our common stock, exercisable at prices ranging from $0.24 to $38.44 and from $0.55 to $58.25 per share, respectively, with a weighted average exercise price of approximately $1.07 and $1.95 per share, respectively. We had also reserved 734,000 shares of common stock for issuance upon conversion of our series D junior convertible preferred stock. During the terms of these derivative securities, the holders may have the opportunity to profit from an increase in the market price of our common stock with resulting potential dilution to the holders of shares who purchased shares for a price higher than the applicable exercise or conversion price. The increase in the outstanding shares of our common stock because of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by current and future holders of our common stock.

Future sales of our common stock in the public market could depress the price of our common stock. Actual or potential future sales of substantial amounts of common stock in the public market could depress the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. At October 21, 2004 these shares consist of:

•	Up to 734,000 shares issuable upon conversion of our series D junior convertible preferred stock; and

•	Approximately 2 million and 2.8 million shares issuable to warrant and option holders, respectively.

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

Jabber’s operations may be adversely affected by changes in its senior management. Tony Bamonti was named acting President of Jabber on December 1, 2003, to serve until a permanent President and CEO has been retained. Jabber’s operations and business could be adversely affected until a permanent President/CEO is retained by disruptions in Jabber’s normal management activities that are likely to occur pending the hiring of a permanent President/CEO and during the transition period following the hiring of a new President/CEO.

A limited number of Jabber’s customers generate a significant portion of its revenues. A few customers have accounted for a significant portion of Jabber’s revenues. We expect that Jabber’s 2003 customers will account for a significant percentage of its revenues during 2004. There is no assurance that Jabber will be able to retain major customers or attract additional major customers. The loss of or reduction in demand for Jabber’s products or services from major customers could have a material adverse effect on Jabber’s operating results and cash flow from operations.

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

Item 3. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) for the period covered by this report. Based upon this review, he believes that our disclosure controls and procedures are effective in ensuring that material information related to Webb is made known to him by others within Webb.

There have been no significant changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, Webb’s internal control over financial reporting.

PART II

OTHER INFORMATION

Items 1-3 and 5. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s 2004 Annual Meeting of Shareholders was held on August 31, 2004. At the meeting Messrs. Cullen, Lacey and Ren were elected to serve as directors of the Company:

Name	Shares Voted FOR	Shares Withheld
William R. Cullen	11,499,048	3,741,534
Robert Lacy	24,599,439	331,143
Peter Ren	24,514,999	315,583
Barry Roelofs (nominated at the meeting)	9,690,000	0

Item 6. Exhibits and Reports on Form 8-K

(a)	Listing of Exhibits:

3.1	(a)	Articles of Incorporation, as amended, of Webb Interactive Services, Inc. (1)

3.1	(b)	Articles of Amendment setting forth the terms of Series D Junior Convertible Preferred Stock (2)

3.2		Bylaws of Webb Interactive Services, Inc. (3)

4.1		Specimen form of Webb Interactive Services, Inc. common stock certificate (4)

4.2		Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.3		Form of Incentive Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.4		Form of Nonstatutory Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.5		Webb Interactive Services, Inc. Stock Option Plan of 2000, including forms of Incentive and Nonstatutory Stock Option Agreements (5)

4.6		Stock Purchase Warrant dated August 25, 1999, as amended December 18, 1999, issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, Inc. (6)

4.7		Stock Purchase Warrant dated December 18, 1999 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, Inc. (6)

4.8		Stock Purchase Warrant dated December 31, 1999 issued to by Webb Interactive Services, Inc. Marshall Capital Management, Inc. and Castle Creek Technology Partners, LLC (7)

4.9		Form of Stock Purchase Warrant, form of Series D Stock Purchase Warrant and form of amended Stock Purchase Warrants dated January 17, 2002 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, LLC (2)

10.1		Form of Nondisclosure and Nonsolicitation Agreement between Webb Interactive Services, Inc. and its employees (1)

10.2		Employment Agreement between Webb Interactive Services, Inc. and Lindley S. Branson, dated March 1, 2002 (8)

10.3		Securities Purchase Agreement dated as of January 17, 2002, between Webb Interactive Services, Inc. and Jona, Inc. Included as an exhibit is a Registration Rights Agreement (2)

10.4		Letter Agreement between Webb Interactive Services, Inc. and Jona, Inc. (8)

10.5		Exchange Agreement dated January 17, 2002 between Webb Interactive Services, Inc. and Castle Creek Technology Partners LLC. Included as an exhibit is a Registration Rights Agreement (2)

10.6	Series D Preferred Stock Purchase Agreement dated March 17, 2003, by and among Jabber, Inc. France Telecom Technologies Investissements, Intel Capital Corporation, and Webb Interactive Services, Inc. Included as exhibits to the Stock Purchase Agreement are the Restated Certificate of Incorporation of Jabber, Inc. and the following additional agreements among the parties to the Stock Purchase Agreement: Investors Rights Agreement; Right of First Refusal and Co-Sale Agreement; and Voting Agreement. (9)

10.7	Jabber, Inc. Certificate of Designation for Series D Convertible Preferred Stock (9)

10.8	Exchange Agreement, dated as of October 21, 2003, by and between Webb Interactive Services, Inc. and Jona, Inc. (10)

31.1	Certification of Chief Executive Officer and Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith. The Company’s CEO/CFO resigned on September 28, 2004. The certifications have been provided by the Company’s Vice Presidnet/General Counsel. Rules 13a-14 and 15d-14 pursuant to the Securities Exchange Act of 1934, as amended, provide that when an issuer does not have a CEO/CFO, the person performing similar functions must execute the required certifications. By providing the certifications, the Company’s Vice President/General Counsel acknowledges that he is performing CEO/CFO functions for the Company for the sole purpose of providing the required certifications and for no other pupose.
(1)	Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
(2)	Filed with the Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(3)	Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.
(4)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2000, Commission File No. 0-28462.
(5)	Filed with the Current Report on Form 8-K, filed January 22, 2002 and amended on January 29, 2002, Commission File No. 0-28462.
(6)	Filed with Amendment No. 2 to Webb’s Registration Statement on Form S-3, filed January 3, 2000, Commission File No. 333-87887.
(7)	Filed with the Current Report on Form 8-K, filed January 5, 2000, Commission File No. 0-28462.
(8)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2001, Commission File No. 0-28462.
(9)	Filed with the Current Report on Form 8-K, filed on March 20, 2003, Commission File No. 0-28462.
(10)	Filed with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, Commission File No. 0-28462.
(b)	Reports on Form 8-K. The Company filed reports on Form 8-K during the quarter ended September 30, 2004, as follows: (i) under Item 12 of Form 8-K on July 28, 2004; and (ii) under Item 5.02 on Form 8-K on September 28, 2004.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBB INTERACTIVE SERVICES, INC.

Date: November 15, 2004	By	/s/ Lindley S. Branson
Vice President - General Counsel

	By	/s/ Stuart Lucko
Controller