Form 10KSB
period 2004-12-31
WEBB INTERACTIVE SERVICES INC
filed 2005-04-15
CIK 1011901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0-28462

WEBB INTERACTIVE SERVICES, INC.

(name of Small business Issuer in its Charter)

Colorado	84-1293864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1899 Wynkoop, Suite 600, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

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

Issuer’s revenues for fiscal year ended December 31, 2004 were $0

The aggregate market value of voting and non-voting common equity held by non-affiliates of registrant as of March 31, 2005 was approximately $6,051,491.

The number of shares outstanding of the registrant’s common stock, no par value, as of March 31, 2005 was 25,433,552.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

Transitional Small Business Disclosure Format (check one).    Yes  ☐    No  ☒

PART I

Item 1. DESCRIPTION OF BUSINESS.

General

Our sole business is the ownership of securities of Jabber, Inc. (Jabber), a company we formed in February 2000. Jabber is a commercial developer of extensible instant messaging software for enterprises, government agencies, carriers and service providers and distribution partners that require real-time communication and collaboration solutions. Jabber’s products are based on the standardized extensible message and presence protocol, XMPP, developed by the Jabber.org open-source movement. Jabber instant messaging solutions differ from packaged and consumer instant messaging solutions in their ability to support and to be integrated with other applications and services.

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

Jabber Financing

On April 8, 2005, Jabber sold 8,571,428 shares of its series E convertible preferred stock (“series E preferred stock”) for $1.5 million to Jona, Inc., our largest shareholder. As a result of the transaction, Webb’s ownership interest in Jabber was reduced from approximately 43% to approximately 38% of Jabber’s outstanding common stock on an as-if converted basis. The investor also acquired an option which expires on December 28, 2005 to purchase up to an additional 11,428,572 shares of the series E preferred stock for $2 million. In the event all of the additional shares are purchased, Webb’s ownership interest in Jabber would be reduced to approximately 33% of Jabber’s then outstanding common stock on an as-if converted basis.

On March 19, 2003, France Telecom Technologies Investissements (FTTI), a wholly-owned subsidiary of France Telecom, Intel Capital Corporation (Intel), a wholly-owned subsidiary of Intel Corporation, and Webb purchased an aggregate of 25,218,914 shares of Jabber series D convertible preferred stock (“series D preferred stock”) for $7.2 million. At April 15, 2005, Webb owned 18,550,232 shares of Jabber common stock and 7,705,779 shares of Jabber series D preferred stock.

The series E and D preferred stock are convertible into shares of Jabber’s common stock on a one-for-one basis. The sale of the series E preferred stock required the approval of two holders of the series D preferred stock. The sale of the series E preferred stock was approved by FTTI and Intel, but not by Webb. In connection with the purchase of the series E preferred stock, Jona, Inc. also purchased from Intel a portion of its series D preferred stock.

The series E and D preferred stock include liquidation preferences which entitle the holders of the preferred stock on the liquidation of Jabber, including a sale of Jabber, to first be paid their original purchase price for their preferred stock and then to participate with holders of common stock on an as-converted basis in the distribution of the remaining proceeds. The conversion price of the preferred stock would be adjusted on a weighted average basis in the event that Jabber sells shares of its common stock or securities convertible into or exercisable for its common stock at a price less than the original purchase prices for the preferred stock.

Without the prior approval of the holder of the series E preferred stock and holders of 66 2/3% of the outstanding shares of series D preferred stock, Jabber may not engage in any transaction or arrangement for the distribution of Jabber’s securities to the public; permit any transaction which would result in any of the holders of the preferred stock owning more than 49% of Jabber’s outstanding shares of capital stock; or take any other action that would result in Jabber becoming a reporting company under the Securities Exchange Act of 1934. If an event has not occurred by January 1, 2005, that would permit Webb to distribute its Jabber securities to Webb shareholders, Webb may require FTTI, on an annual basis until such an event has occurred, to sell Webb 1,000,000 shares of the Jabber common stock held by FTTI, at a purchase price equal to the conversion price for the series D preferred stock plus interest compounded at 15% per annum.

Investment Considerations

Investors should consider all of the information contained in this report including the factors discussed under Item 1 – Description of Business –Factors That May Affect Future Results, Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7 – Financial Statements before making an investment decision with regard to our securities.

Some of the statements made in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue or the negatives of these terms or other variations on these words or comparable terminology. To the extent this report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of our or Jabber’s business, you should be aware that our and Jabber’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors we believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including entry of new competitors, inability to obtain sufficient financing to support our or Jabber’s operations, progress in research and development activities, variations in costs that are beyond our or Jabber’s control, adverse federal, state and local government regulation, unexpected costs, lower sales and net income, or higher net losses than forecasted, price increases for equipment, inability of Jabber to raise prices, failure of Jabber to obtain new customers, the possible fluctuation and volatility of Jabber’s operating results and financial condition, Jabber’s inability to carry out marketing and sales plans, Jabber’s loss of key executives, and other specific risks that may be alluded to in this report. The information in this report has been provided by Webb and Webb is solely responsible for its accuracy.

Jabber, Inc.

The Market. Instant messaging (IM) combines communication, presence awareness and convenience to provide users with the opportunity for personal real-time interaction. IM adds to e-mail and telephone communications technologies presence management, buddy lists and collaboration on a small or large scale. IM enables users to know when someone is available for a conversation; buddy list management allows individuals to vary their availability for interaction depending on who is seeking to communicate with them; and presence management can extend beyond the desktop to mobile devices, allowing for “find me, follow me” services. Jabber is targeting the following markets:

•	Financial Services - Financial services firms, including investment banks, brokerages, commodity traders, and hedge funds depend on timely information to speed the throughput and volume of financial transactions and to gain a competitive edge. Jabber’s solutions are used to build real-time transactional trading systems and delivering up-to-the-minute information to the financial services work force. Deployments at major firms typically require customization and integration services.

•	Government Agencies - Government agencies, including federal intelligence agencies and state agencies, are deploying Jabber’s solutions to facilitate real-time communication exchange between intra- and inter-agency users. These agencies are able to bridge the gap between traditional independent sources of information, knitting together the right people at the right time, which may be particularly useful in times of crisis. Deployments at government agencies typically require customization and integration services.

•	Carriers and Service Providers – Carriers and service providers, including land-line and mobile telecommunication providers and internet service providers, use Jabber’s solution to provide IM services for their customers. Deployments by carriers and service providers typically require customization and integration services.

•	Technology OEMs - Technology companies who create and sell their own technology solutions use Jabber’s solutions to extend real-time presence information into their core products. These companies select Jabber because it is open, extensible, scalable, and standards-based, and gives them a time-to-market advantage when compared to building their own presence-based solution.

Jabber.org. Jabber.org was established in 1998 to create a new, open-source movement designed to bridge the proprietary IM networks by creating a single system capable of communicating with all IM networks and services. The Jabber.org IM protocol, XMPP, has been approved by the Internet Engineering Task Force as an internet standard. Jabber.org standardized on three key principles:

•	Open-source development. Jabber.org technology is based on open-source development taking place at www.jabber.org. As an open-source movement, anyone can leverage and contribute to the future of Jabber.org. Jabber IM is based on modular software design which facilitates quick integration of new server logic and business practices, as well as the development of new IM-based applications.

•	System, not a service. Jabber IM, like e-mail, is based on a network of distributed servers which communicate with each other. As a system, it is believed that Jabber IM will be better able to accommodate differing business models, development of value-added applications and use in an application service provider environment.

•	XML technology. Jabber.org uses XML technology for transmitting presence and messaging status in order to have a standards-based structured document as part of the native protocol of the messaging platform. By standardizing on XML, Jabber IM systems have improved cross-platform compatibility and the ability to create enhanced applications around the concepts of message warehousing, message mining and anything that requires the routing of structured content.

In early 1999, Webb became a commercial sponsor of Jabber.org. Webb’s initial interest in the Jabber.org technology was based on Webb’s desire to leverage the Jabber IM platform to provide IM services for Webb’s former AccelX product line which also utilized XML technology. Webb formed Jabber, Inc. as a subsidiary on February 15, 2000, in order to commercialize Jabber IM separately from its former AccelX business.

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

Employees

At March 31, 2005, Webb had 1 employee in a management position. Webb contracts with Jabber for financial and accounting services.

Management

Officers of Webb are as follows:

Name	Age	Position
Lindley Branson	62	Vice President and General Counsel – Webb; Secretary and General Counsel – Jabber

Lindley Branson, joined Webb as Vice President and General Counsel in May 1999 and has served as Secretary and General Counsel of Jabber since its formation in February 2000. Mr. Branson has been a partner with the Minneapolis law firm of Gray, Plant, Mooty, Mooty & Bennett, P.A. for more than thirty years, with an emphasis in corporate finance, mergers and acquisitions and general corporate law.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Webb, as a holding company, has no independent source of revenue or business other than the ownership of securities of Jabber, Inc., a company formed by Webb in February 2000. Webb currently owns approximately 38% of Jabber’s outstanding common stock on an as-if converted basis. Factors that may affect our and Jabber’s future results include, but are not limited to, the following items as well as the information in Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Factors Relating to Webb

Additional funding for Jabber could reduce further our ownership interest in Jabber. Jabber raised $1.5 million of operating capital through a sale of its series E preferred stock on April 8, 2005 in a transaction that included an option to purchase on the same terms up to $2 million worth of additional shares of series E preferred stock. In the event that Jabber obtains additional equity investments by the sale of the additional shares of series E preferred stock or otherwise, Webb’s percentage ownership of Jabber would be further reduced.

We expect to continue to incur net losses. We have incurred net losses since we began our business totaling approximately $120.2 million through December 31, 2004, including approximately $67 million of non-cash expenses. We expect to incur additional net losses during fiscal 2005 and thereafter for so long as Webb remains a holding company.

We will need to raise additional working capital to sustain our operations and to remain a reporting company. Webb estimates that it has adequate cash and commitments to sustain its operations to December 2005; provided that we will be required to raise approximately $110,000 by mid-2005 if we are to remain a reporting company under the Securities Exchange Act of 1934. In addition to the $110,000 required to maintain our status as a reporting company to December 31, 2005, we estimate we need to raise approximately $400,000 for each year thereafter to remain a reporting company. We estimate our annual expenses would be approximately $140,000 per year if we cease to be a reporting company. There is no assurance that we will be able to raise additional operating capital.

Trading in our common stock may diminish if we cease to be a reporting company. If we are not able to raise additional operating capital, we will not be able to maintain our status as a reporting company under the Securities Exchange Act of 1934. In this event, many brokers may be unwilling to engage in transactions in our common stock because there is likely to be substantially less information regarding our operations available to our shareholders and to potential investors, thereby making it more difficult for our shareholders and purchases of our common stock to dispose of their shares.

An investment in our common stock is risky because the price of our stock is highly volatile. Our common stock closed as high as $1.42 per share and as low as $0.31 per share between January 1, 2004 and March 31, 2005. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

•	Price and volume fluctuations in the stock market at large that do not relate to our or Jabber’s operating performance;

•	Fluctuations in Jabber’s quarterly revenue and operating results; and

•	Increases in outstanding shares of common stock upon exercise or conversion of derivative securities.

These factors may continue to affect the price of our common stock in the future.

We have issued options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of March 31, 2005, we had outstanding warrants and options to acquire approximately 1.5 million and 2.5 million shares, respectively, of our common stock, exercisable at prices of $1.00 per share and from $0.55 to $19.06 per share, respectively, with a weighted average exercise price of approximately $1.00 and $1.96 per share, respectively. We had also reserved 734,000 shares of common stock for issuance upon conversion of our series D junior convertible preferred stock. During the terms of these derivative securities, the holders may have the opportunity to profit from an increase in the market price of our common stock with resulting potential dilution to the holders of shares who purchased shares for a price higher than the applicable exercise or conversion price. The increase in the outstanding shares of our common stock because of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by current and future holders of our common stock.

Future sales of our common stock in the public market could depress the price of our common stock. Actual or potential future sales of substantial amounts of common stock in the public market could depress the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. At March 31, 2005 these shares consisted of:

•	Up to 734,000 shares issuable upon conversion of our series D junior convertible preferred stock; and

•	Approximately 1.5 million and 2.5 million shares issuable to warrant and option holders, respectively.

Factors Relating to Jabber

Jabber’s limited operating history makes it difficult to evaluate its business. Jabber was founded in February 2000 and began shipping software in 2001. Jabber has a limited operating history for its business model upon which you may evaluate Jabber. Jabber’s business is subject to the risks, exposures and difficulties frequently encountered by early-stage companies with a limited operating history, including:

•	Limited ability to respond to competitive developments;

•	Exaggerated effect of unfavorable changes in general economic and market conditions; and

•	Limited ability to adjust Jabber’s business plan to address marketplace and technological changes.

Jabber may need to raise additional working capital. Jabber’s present cash and working capital are, based on current estimates, adequate to sustain its operations until it is able to generate positive cash flow from operations. In the event that Jabber’s revenues are less than projected or Jabber desires to increase marketing and business development expenses over projected levels, Jabber likely will need to obtain additional capital to fund its business. In addition, the holder of Jabber’s series E preferred stock has an option to purchase up to an additional $2 million worth of the series E preferred stock during the balance of 2005, on the same terms as the shares it purchased on April 8, 2005. In the event the investor purchases the additional shares of series E preferred stock or Jabber is required to raise additional operating capital, Webb’s ownership interest in Jabber, currently approximately 38%, may decrease significantly. There can be no assurance that if Jabber is required to raise additional funds, it will be able to raise the funds or if available, that the funds will be available on terms and conditions acceptable to Jabber’s shareholders.

Jabber may not earn revenues sufficient to remain in business. Jabber’s ability to become profitable depends on whether it can sell its products and services for more than it costs to produce and support them. Jabber’s future sales also need to provide sufficient margins to support its ongoing operating activities. The success of Jabber’s revenue model will depend upon many factors, including:

•	The extent to which consumers and businesses use Jabber’s products and services; and

•	The success of Jabber or its distribution partners in marketing Jabber’s products and services.

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

A limited number of Jabber’s customers generate a significant portion of its revenues. A few customers have accounted for a significant portion of Jabber’s revenues. We expect that Jabber’s 2004 customers will account for a significant percentage of its revenues during 2005. There is no assurance that Jabber will be able to retain major customers or attract additional major customers. The loss of or reduction in demand for Jabber’s products or services from major customers could have a material adverse effect on Jabber’s operating results and cash flow from operations.

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

It usually takes a long time for Jabber to make a sale of its products and services. While Jabber’s sales cycle varies from customer to customer, it is long, typically ranging from two to nine months or more. Jabber’s sales cycle may also be affected by a prospective customer’s budgetary constraints and internal acceptance reviews, over which Jabber has little or no control.

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

Item 2. DESCRIPTION OF PROPERTY.

Webb subleases from Jabber approximately 175 square feet of office space in Denver, Colorado, leased for a term ending in August 2007, at a base monthly rental of $650. Jabber leases approximately 21,400 square feet of office space in Denver, Colorado pursuant to a lease which expires in August 2007.

Item 3. LEGAL PROCEEDINGS.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. The number of record holders of our common stock on March 31, 2005 was 222. The table below sets forth the high and low bid prices for the common stock during the two years ended December 31, 2004. The information shown is based on information provided by Yahoo! Inc. These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Our common stock is currently quoted on the over-the-counter electronic bulletin board under the symbol “WEBB.” We have never paid cash dividends on our common stock and have no present intention to do so.

	Common Stock
Quarter Ended	High Bid	Low Bid
2003
March 31	$0.84	$0.25
June 30	$1.16	$0.45
September 30	$0.97	$0.65
December 31	$1.25	$0.67

2004
March 31	$1.49	$0.82
June 30	$0.97	$0.51
September 30	$0.70	$0.40
December 31	$0.62	$0.30

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the securities authorized for issuance under Webb’s compensation plans as of March 31, 2005.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,541,711	$1.96	2,478,817
Equity compensation plans not approved by securities holders	—	—	—

Total	2,541,711	$1.96	2,478,817

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Our sole business is the ownership of securities of Jabber, a company we formed in February 2000. Jabber is a commercial developer of extensible instant messaging software for enterprises, government agencies, carriers and service providers and independent distributors of software that require real-time communication and collaboration solutions. Jabber’s products are based on the standardized extensible message and presence protocol, XMPP, developed by the Jabber.org open-source movement. Jabber instant messaging solutions differ from packaged and consumer instant messaging solutions in the ability of Jabber instant messaging to support and to be integrated with other applications and services.

With the purchase of Jabber’s series D convertible preferred stock on March 19, 2003, by Webb, FTTI and Intel, Webb’s ownership in Jabber was reduced to less than 50% of Jabber’s outstanding capital stock. Due to this change in ownership interest, on March 20, 2003, we ceased consolidating the financial results of Jabber with those of Webb and began to account for our investment in Jabber under the equity method.

On April 8, 2005, Jabber sold $1.5 million worth of Jabber’s series E preferred stock. As a result of this transaction, Webb’s percentage ownership of Jabber was reduced from approximately 43% to 38% of Jabber’s outstanding common stock on an as-if converted basis. The April 8, 2005 financing included an option which expires on December 28, 2005, to purchase up to an additional $2 million worth of series E preferred stock on the same terms as the April 8, 2005 transaction. In the event that the investor purchases all of the additional series E preferred stock, Webb’s ownership interest in Jabber would be reduced to approximately 33% of Jabber’s then outstanding common stock on as-if converted basis.

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

LIQUIDITY AND CAPITAL RESOURCES

Amounts included in this liquidity and capital resources discussion for the year ended December 31, 2003, include the accounts of Webb only and do not reflect the consolidation of Jabber as reported in the financial statements included herein and in our annual report on Form 10-KSB as previously filed so as to present the 2003 numbers on a comparable basis with 2004. Included in the reported financial statements and not reflected below are the consolidated results of Jabber through March 19, 2003, for the year ended December 31, 2003. See Item 7 – Financial Statements – Unaudited Supplemental Financial Information for a reconciliation of Webb’s stand-alone financial statements presented below to its consolidated financial statements as reported for the year ended December 31, 2003.

	December 31,
	2004		2003
Working capital	$259,740	[1]	$747,982 [2]
Cash and cash equivalents	$42,688		$559,590

	Years ended December 31,
	2004		2003
Cash used in operating activities	$(615,258)		$(726,781)
Cash provided by (used in) investing activities	$98,356		$(104,346)

[1]	Includes a $249,249 note receivable from Jabber.
[2]	Includes a $136,479 note receivable from Jabber.

Working capital: Working capital is calculated by deducting current liabilities from current assets. Working capital decreased during the year ended December 31, 2004, as compared with December 31, 2003, primarily due to funding our operating activities with cash on-hand at December 31, 2003, and the write-off of the notes receivable from a Company officer totaling $124,676, both of which were partially off-set by the $200,000 receivable we recorded from the sale of our remaining property and equipment to Jabber.

Cash flows used in operating activities: Cash used in operating activities decreased during the year ended December 31, 2004, as compared with the year ended December 31, 2003, primarily due to a decrease in operating expenses totaling $203,000.

Cash flows provided by (used in) investing activities: During 2004, we collected $88,902 and $9,454 on our notes receivable from Jabber and an officer, respectively. The increase in cash provided by investing activities is primarily from not investing any money in Jabber in 2004, compared to $195,000 in the year ended December 31, 2003.

In connection with the Jabber financing in March 2003, Webb and Jabber formalized a two-year cost sharing arrangement, as amended, which ended on April 1, 2005, whereby Jabber agreed to pay (i) 80% of the cost of two shared employees who provided accounting services for both companies; (ii) 60% of the cost of the Secretary and General Counsel for Webb who performed similar services for Jabber; and (iii) $100,000 annually for salary and 44% of the expenses of Webb’s former CEO for serving on Jabber’s executive committee. In addition, commencing April 1, 2003, we began receiving from Jabber $12,000 per month for 21 months for the purchase of third-party business software we owned, of which $49,249 remained outstanding at December 31, 2004, and at December 31, 2004, we were to receive an additional $200,000 from Jabber for the purchase of computer equipment, office furnishings and fixtures and other office equipment. We collected the $249,249 in the first four months of 2005.

At December 31, 2004, we had $42,688 in cash and $259,740 in working capital. We have no current source of cash other than the amounts collected from Jabber during the first four months of 2005 for amounts owed to us by Jabber at December 31, 2004, totaling $249,249 and $24,000 from the cost sharing agreement we have with Jabber that expired on April 1, 2005.

We believe for Webb to remain a reporting company under the Securities Exchange Act of 1934, we require approximately $110,000 of additional operating capital for the balance of fiscal 2005 and approximately $400,000 per year thereafter, assuming Webb remains only a holding company. If Webb ceases to be a reporting company at the end of the second quarter of fiscal 2005, we estimate that current operating capital is sufficient to fund operations through December 2005. Thereafter, we estimate our annual operating expenses as a non-reporting company would be approximately $140,000, so long as we remain only a holding company. We have initiated discussions with potential sources of additional operating capital, but there can be no assurance that we will be able to raise additional capital as required to either sustain our operations or to remain a reporting company. If we are unsuccessful in obtaining additional operating capital, we will consider the sale of all, or a portion, of our interest in Jabber to fund our operations.

Jabber’s financial plan for 2005 projects total revenues of approximately $8 million based on total sales of approximately $10.3 million for software sales, professional services and maintenance and support services, total expenses of approximately $11.7 million and cash and cash equivalents at the end of 2005 of approximately $3.8 million, assuming the sale of an additional $2 million of Jabber’s series E preferred stock. Jabber’s total revenues, sales and net loss for the first quarter of fiscal 2005 are estimated to be approximately $930,000, $1,550,000 and ($1,250,000), respectively. Based on Jabber’s 2005 financial plan, Jabber will not achieve positive cash flow from operations on a quarter-to-quarter basis until fiscal 2006. Sales represent amounts invoiced to customers during the stated period. See Item 7-Financial Statements-Note 2 of Notes to Consolidated Financial Statements regarding our and Jabber’s revenue recognition policies.

RESULTS OF OPERATIONS

Amounts in Webb’s results of operations discussion for the year ended December 31, 2003, include the accounts of Webb only and do not reflect the consolidation of Jabber as previously reported in the financial statements included herein and in our annual report on Form 10-KSB for fiscal 2003 in order to present the 2003 numbers on a comparable basis with 2004. Included in the reported financial statements and not reflected below are the consolidated results of Jabber for the period January 1, 2003 through March 19, 2003, for the year ended December 31, 2003. See Item 7 – Financial Statements – Unaudited Supplemental Financial Information for a reconciliation of Webb’s stand-alone financial statements presented below to its consolidated financial statements as reported for the years ended December 31, 2003.

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

Accounting for Investment in Jabber

We report our investment in Jabber using the equity method of accounting whereby we record our percentage of Jabber’s net income or losses as an increase or a reduction to the carrying value of our investment account on our balance sheet and as income or losses in our results of operations. To the extent that we record losses from Jabber, our investment account will not be reduced below zero, unless at some future date we become obligated to fund future Jabber losses, if any. The balance of our investment in Jabber as of December 31, 2004, was $422,000 compared to $1.6 million in 2003. The use of the equity method of accounting represents a change in how we reported our investment in Jabber prior to March 19, 2003, the date on which Jabber sold shares of its series D convertible preferred stock to FTTI, Intel and Webb. Prior to this date, we consolidated the operations of Jabber with our own.

Twelve Months Ended December 31, 2004 and 2003

Operating Expenses:

Our sole business is the ownership of securities of Jabber, a company we formed in February 2000. We also conduct corporate activities such as accounting, administration, public reporting and financing activities for both Webb and Jabber. We reduce our expenses by amounts reimbursed to us by Jabber for its share of these costs. Webb’s stand-alone unaudited statements of operations for the year ended December 31, 2004 and 2003, are presented below. See Item 7 – Financial Statements – Unaudited Supplemental Financial Information for a reconciliation of Webb’s stand-alone financial statements presented below to its consolidated financial statements as reported for the year ended December 31, 2003.

	Years Ended December 31,
	2004	2003
Operating expenses:
General and administrative	$697,334	$813,735
Depreciation and amortization	72,408	158,874

Loss from operations	(769,742)	(972,609)

Interest income	9,092	1,629,062
Other income, net	13,574	7,668
Loss from investment in Jabber	(1,169,637)	(2,851,755)

Net loss	$(1,916,713)	$(2,187,634)

General and administrative expenses consist primarily of employee compensation, and other costs associated with being a public company, including investor relations, shareholder communications and legal and accounting fees. General and administrative expenses were $697,334 for the year ended December 31, 2004, compared with $813,735 for the year ended December 31, 2003. General and administrative expenses were reduced in 2004 primarily as a result of (i) a decrease in compensation and related expenses of $90,000; (ii) a decrease in travel and entertainment of $21,000; (iii) a decrease of $61,000 in investor relation expenses; and (iv) $66,000 of non-cash expense we recorded in 2004 for warrants and stock options we issued to investor relation firms. These reductions were partially offset by the $125,000 non-cash expense we recorded resulting from the write-off of the notes receivable from a former officer. We are estimating Webb’s general and administrative expenses for 2005 to range from approximately $300,000 to approximately $400,000, depending on whether or not Webb remains a reporting company under the Securities Exchange Act of 1934 for the full year.

Depreciation expense was $72,408 for the year ended December 31, 2004, compared to $158,874 for the year ended December 31, 2003. The decrease is primarily from no depreciation being recorded in 2004 on assets that became fully depreciated in earlier periods. In addition, business software which had a net book value of $220,059, was sold to Jabber in April 2003. As a result of selling our remaining property and equipment to Jabber on December 31, 2004, we do not expect to record depreciation expense in future periods.

Interest Income

Interest income was $9,092 for the year ended December 31, 2004, compared to $1,629,062 for the year ended December 31, 2003. We recorded interest income from Jabber of $8,770 and $1,610,547 in 2004 and 2003, respectively. Included in the interest income from Jabber for 2003 is $1,571,900 of non-cash interest income we recorded from additional shares of Jabber’s series D convertible preferred stock issued to us pursuant to anti-dilution provisions under the terms of our convertible notes receivable. The non-cash interest income was eliminated in our consolidated financial statements for the period ended March 19, 2003.

Loss on Investment in Jabber

At December 31, 2004, we owned 43.4% of Jabber’s outstanding stock, on an as-if converted basis. Prior to March 19, 2003, we owned 74.8% of Jabber stock. As of March 19, 2003, in conjunction with the Jabber financing transaction, we ceased consolidating Jabber’s results of operations and financial position with our own and began reporting our investment in Jabber under the equity method of accounting. During the year ended December 31, 2004, we recorded $1,169,637 in losses from Jabber, compared with $2,851,755 for the year ended December 31, 2003. The decrease in losses in 2004 was primarily from the combination of $570,000 less in losses incurred by Jabber in 2004 and the reduction in the percentage of Jabber’s losses we recorded commencing on March 19, 2003, which was reduced from 99.9% to 43.3%. Unless we make additional investments in Jabber, the amount of losses we record from our investment in Jabber in future periods will not exceed approximately $422,000, which represents the book value of our Jabber investment at December 31, 2004.

In addition, Jabber’s net loss was $2.70 million for the year ended December 31, 2004, which was $570,000 less when compared to a net loss of $3.27 million for the year ended December 31, 2003. Jabber’s net revenues were $5.37 million for 2004, compared with $7.42 million for 2003. The revenue mix between license fees and services was 57% and 43%, respectively, for 2004, compared with 68% and 32%, respectively, for 2003. France Telecom, a related party, represented 32% of Jabber’s net revenues for 2004, compared with 30% for 2003. The decrease in net loss in 2004 was primarily from a $1,009,000 decrease in operating expenses. Jabber’s operating expenses were $8.06 million for 2004, compared with $9.07 million for 2003. The decrease in operating expenses was primarily due to decreases in product development expenses, sales and marketing expenses and general and administrative expenses of $208,000, $262,000 and $671,000, respectively.

At December 31, 2004, Jabber’s cash and cash equivalents were $1.39 million, which represented a decrease of $3.99 million over $5.38 million in cash and cash equivalents at December 31, 2003. The decrease was primarily from the $3.87 million of cash used to fund its operating activities in 2004.

Net Loss

Net loss was $1,916,713 for the year ended December 31, 2004, compared to $2,187,634 for the year ended December 31, 2003. The decrease in losses for 2004 was primarily from (i) a reduction of $1.68 million in losses we recorded in connection with our investment in Jabber; and (ii) a reduction in operating expenses of $203,000. These reductions were partially offset by $1,620,000 of non-cash interest income in the first quarter of 2003 related to the conversion of notes and issuance of Jabber securities to us. Before recording losses from Jabber, we expect Webb’s losses to range from approximately $300,000 to $400,000 for 2005, depending on whether or not Webb remains a reporting company under the Securities Exchange Act of 1934 for the full year.

Twelve Months Ended December 31, 2003 and 2002

Operating Expenses:

Webb’s stand-alone unaudited statements of operations for the year ended December 31, 2003 and 2002, are presented below. See the 2003 Form 10-KSB Item 7 – Financial Statements – Unaudited Supplemental Financial Information for a reconciliation of Webb’s stand-alone financial statements presented below to its consolidated financial statements as reported the years ended December 31, 2003 and 2002.

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

Depreciation expense was $158,874 for the year ended December 31, 2003, compared to $334,938 for the year ended December 31, 2002. The decrease is primarily from no depreciation being recorded in 2003 on assets that became fully depreciated in periods since the first and second quarters of 2002 and no depreciation recorded in the third and fourth quarter of 2003 for the business software assets we sold to Jabber in April 2003, which had a net book value of $220,059.

Interest Income

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

Loss on investment in Jabber

At December 31, 2003, we owned 43.4% of Jabber’s outstanding stock, on an as-if converted basis. Prior to March 19, 2003, we owned 74.8% of Jabber stock. As of March 19, 2003, in conjunction with the Jabber financing transaction, we ceased consolidating Jabber’s results of operations and financial position with our own and began reporting our investment in Jabber under the equity method of accounting. During the year ended December 31, 2003, we recorded $2,851,755 in losses from Jabber, compared with $4,834,814 for the year ended December 31, 2002. The decreases in losses in 2003 was primarily from the reduction in our percentage of Jabber’s losses between years, which ranged from 78% to 93% in 2002 and from 78% to 43.3% to 43.4% in 2003.

In addition, Jabber’s net loss applicable to common stockholders was $3.27 million for the year ended December 31, 2003, which represented a $2.01 million decrease when compared to a net loss applicable to common stockholders of $5.28 million for the year ended December 31, 2002. Jabber’s net revenues were $7.42 million for 2003, compared with $3.39 million for 2002. The revenue mix between license fees and services was 68% and 32%, respectively, for 2003, compared with 60% and 40%, respectively, for 2002. France Telecom, a related party, represented 30% of Jabber’s net revenues for 2003, compared with 25% for 2002. The decrease in net loss applicable to common stockholders in 2003 was primarily from a $4.03 million increase in revenue, which was partially offset by an increase in operating expenses of $814,000. Jabber’s operating expenses were $9.07 million for 2003, compared with $8.26 million for 2002. The increase in operating expenses was primarily due to increases in product development expenses and sales and marketing expenses of $727,000 and $1.05 million, respectively. These increases were partially offset by a $664,000 decrease in amortization expense related to intangible assets that were fully amortized at June 2002 and a $441,000 decrease in cost of revenues for 2003.

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

Net Loss Applicable to Common Stockholders

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

Item 7. FINANCIAL STATEMENTS.

See Financial Statements beginning on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 8A. CONTROLS AND PROCEDURES.

Our Vice President and General Counsel, our only executive officer, has reviewed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon this review, Mr. Branson believes that our disclosure controls and procedures are effective in ensuring that material information related to Webb is made known to him.

There have been no significant changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, Webb’s internal control over financial reporting.

Our CEO/CFO resigned on September 30, 2004. The certifications provided with this report have been provided by our Vice President and General Counsel. Rules 13a, 14 and 15d-14, pursuant to the Securities and Exchange Act of 1934, provide that when an issuer does not have a CEO/CFO, the person performing similar functions must execute the required certifications. By providing the certifications, our Vice President and General Counsel acknowledges that he is performing CEO/CFO functions for the company for the sole purpose of providing the required certifications and for no other purpose.

Item 8B. OTHER INFORMATION.

Not Applicable.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officer

Name	Age	Director Since	Position
Lindley Branson	62	—	Vice President, General Counsel and Secretary
Robert Lacey	50	2002	Director
Peter Ren	46	2003	Director
Barry Roelofs	49	2005	Director

Lindley Branson, joined Webb as Vice President, General Counsel and Secretary in May 1999 and has served as Secretary and General Counsel of Jabber since its formation in February 2000. Mr. Branson has been a partner with the Minneapolis law firm of Gray, Plant, Mooty, Mooty & Bennett, P.A. for more than twenty years, with an emphasis in corporate finance, mergers and acquisitions and general corporate law.

Robert Lacey, has been a director of Webb since March 2002. Mr. Lacey has served since February 2002 as Director of Technology for Nerd Tech, an unincorporated subsidiary of Nerd Gas Company, LLC, a privately-held Casper, Wyoming oil and gas exploration company. From January 1998 through March 1999, Mr. Lacey was a principal of Computer Engineers, LLC, and from March 1999 through February 2002, he was a principal of its successor, R&J Computer Consultants, both of which are privately-held consulting companies based in Casper, Wyoming. Mr. Lacey was employed as a computer consultant and technician by Touchtronics, Inc., a Casper, Wyoming privately-held computer hardware and software company, from October 1995 through January 1998.

Peter Ren, has been a director of Webb since March 2003. Mr. Ren has served as the President of Copier Technologies, Inc., a Trevose, Pennsylvania based provider of digital office solutions since 1982. Mr. Ren also provides consulting services in the areas of marketing and sales.

Barry Roelofs, has been a director of Webb since February 2005. Mr. Roelofs has served as the Data Center Facilities Manager for Pfizer Inc. since September 2004. He has also served as the President and owner of Roelofs Trucking Inc., a Portage, Michigan - based trucking company since December 2003. Prior to his employment with Pfizer, Mr. Roelofs served as Director of Technology for USF Corporation from November 2001 to July 2003; was employed by Kellogg Company from August 1995 through October 2001 (including serving as Senior Global Technology Manager from 1998 through 2001); and served as Manager of Technology for United Parcel Service, Inc. from 1991 through 1995. Mr. Roelofs received his B.A. degree in Finance at Western Michigan University in 1989.

Audit Committee

Peter Ren, Barry Roelofs and Robert Lacey are the current members of the audit committee of the board of directors. Mr. Roelofs is a “financial expert,” as that term is used in the Exchange Act. All of the members are “independent” under the rules promulgated by the Nasdaq Stock Market.

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

To our knowledge, based solely on review of the copies of such reports furnished to us that no other reports were required, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were complied with in a timely manner.

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

Item 10. EXECUTIVE COMPENSATION.

The following table summarizes the annual compensation paid by Webb during years ended December 31, 2002, 2003, and 2004 to William Cullen, our former Chief Executive Officer, and Lindley Branson, our only other executive officer.

		Summary Compensation Table Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other ($)	Securities Underlying Options		All Other Compensation
William Cullen (1)	2004	$180,991	—	—	—		—
Former Chief Executive Officer,	2003	$221,375	—	—	150,000 shs.	(2)	—
President, Chief Financial Officer	2002	$213,500	$140,000	—	400,000 shs.	(3)	—
Lindley Branson (4)	2004	$184,239	—	—	—		—
Vice President and	2003	$178,062	—	—	75,000 shs.	(5)	—
General Counsel	2002	$172,417	$70,000	—	200,000 shs.	(3)	—

(1)	Mr. Cullen resigned from Webb on September 30, 2004, at which time he also resigned as a director. Webb reimbursed Mr. Cullen for commuting expenses, which totaled $13,065 in 2004. In connection with Mr. Cullen’s resignation, Webb agreed to forgive outstanding loans of $124,676, provided that he provided consulting services as requested until January 2005. The loans were forgiven in January 2005.
(2)	Does not include an option to purchase 500,000 shares of common stock that was granted to Mr. Cullen in 2003 and cancelled by mutual agreement of Webb and Mr. Cullen on March 23, 2004. Mr. Cullen received no consideration for the cancellation.
(3)	The vesting of the shares underlying the option was subject to performance-based criteria. The criteria was not met: one-half of the option expired on December 31, 2002; the other half expired on June 30, 2003.
(4)	Webb reimburses Mr. Branson for commuting expenses, which totaled $19,353 in 2004.
(5)	Does not include an option to purchase 400,000 shares of common stock that was granted to Mr. Branson in 2003 and cancelled by mutual agreement of Webb and Mr. Branson on March 23, 2004. Mr. Branson received no consideration for the cancellation.

Webb Stock Options

Webb did not issue options to the named executive officers nor were there any options exercised during 2004.

Aggregated Option Exercises During Year Ended December 31, 2004

and Option Values at December 31, 2004

Name	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Securities Underlying Options at December 31, 2004 (#) Exercisable /Unexercisable	Value of Unexercised In-The- Money Options at December 31, 2004 ($) (2) Exercisable / Unexercisable
William Cullen	—	—	400,000 / —	$	— /$—
Lindley Branson(4)	—	—	442,313 / 75,000	$	— /$—

(1)	The value realized is determined by multiplying the number of shares exercised by the favorable difference between the exercise price per share and the closing bid price per share on the date of exercise.
(2)	The value of unexercised in-the-money options is determined by multiplying the number of shares subject to such options by the favorable difference between the exercise price per share and $0.33, the closing price per share on December 31, 2004.

Board of Director Compensation

Members of our board of directors do not receive cash compensation for their services as directors, but they are reimbursed for their reasonable expenses in attending board meetings. During 2004, we issued the following seven-year options to our non-employee directors for their services:

•	Robert Lewis received an option to purchase 50,000 shares at an exercise price of $0.55 per share.

•	Richard Jennewine received an option to purchase 50,000 shares at an exercise price of $0.55 per.

•	Robert. Lacey received an option to purchase 50,000 shares at an exercise price of $0.55 per share.

•	Peter Ren received an option to purchase 50,000 shares at an exercise price of $0.55 per share.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information as to the name, address and stockholdings of each person known by Webb to be a beneficial owner of more than five percent of our common stock and as to the name, address and stockholdings of each director, each executive officer named in the Summary Compensation Table and all executive officers and directors, as a group, as of April 1, 2005 is set forth below. Except as indicated below, we believe that each person has the sole (or joint with spouse) voting and investment powers with respect to such shares.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned		Percent of Common Stock (1)
Robert Lacey 1899 Wynkoop, Suite 600 Denver, Colorado 80202	200,000	(2)	*

Peter Ren 1899 Wynkoop, Suite 600 Denver, Colorado 80202	199,475	(3)	*

Barry Roelofs 1899 Wynkoop, Suite 600 Denver, Colorado 80202	184,100		*

Lindley Branson 1899 Wynkoop, Suite 600 Denver, Colorado 80202	467,313	(4)	1.8%

Jona, Inc. P.O. Box 949 Casper, Wyoming 82602	9,250,000	(5)	36.4%

Directors and executive officers as a group (four persons)	1,050,888	(5)	4.1%

*	Less than one percent of shares outstanding.
(1)	In calculating percentage ownership, all shares of common stock which a named shareholder has the right to acquire within 60 days from the date of this report upon exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of common stock owned by that shareholder, but are not deemed to be outstanding for the purpose of computing the percentage of common stock owned by any other shareholder.
(2)	Consists of options to purchase 200,000 shares of common stock.
(3)	Includes warrants and options to purchase 150,000 shares of common stock.
(4)	Includes options for the purchase of 442,313 shares of common stock, but excludes options for the purchase of 75,000 shares of common stock that are not exercisable during the next 60 days.
(5)	Does not include 15,000 shares of common stock owned by Neil A. McMurry and his spouse. Mr. McMurry, who is the sole shareholder, president and director of Jona, Inc., is deemed to be the beneficial owner of Webb’s securities owned by Jona.
(6)	Includes warrants and options for the purchase of 792,313 shares of common stock, but excludes options for the purchase of 75,000 shares of common stock that are not exercisable during the next 60 days.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

William Cullen, our former President, Chief Executive Officer and Chief Financial Officer and a director, owed us $124,676 as of September 30, 2004. The entire amount of this receivable was written-off on September 30, 2004, in connection with his separation from Webb.

Item 13. EXHIBITS.

See Index to Exhibits beginning on page Ex-1.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditor’s Fees

The following table presents fees for professional services rendered by Ernst & Young LLP and Ehrhardt Keefe Steiner Hottman P.C. for the audit of Webb’s financial statements for the years ended December 31, 2003 and December 31, 2004, respectively, and fees billed by Ernst & Young LLP and Ehrhardt Keefe Steiner & Hottman PC., respectively, for other services during those periods:

	2003(1)	2004(1)
Audit Fees	$126,900	$77,000
Audit Related Fees	—	—
Tax Fees	14,888	—
All Other Fees	—	—

Total	$141,788	$77,000

(1)	Amounts include fees for services related to Jabber, Inc., a significant subsidiary.

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

WEBB INTERACTIVE SERVICES, INC.

Date: April 15, 2005	By	/s/ Lindley Branson
Lindley Branson, Vice President – General Counsel

Know all persons by these presents, that each person whose signature appears below hereby constitutes and appoints Lindley Branson his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full powers and authority to do and perform each and every act and things requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lindley Branson	April 15, 2005
Lindley Branson
(Vice President – General Counsel, as registrant’s only executive officer, in accordance with Rules 13a-14 and 15d-4 pursuant to the Securities and Exchange Act of 1934, as amended, registrant’s Chief Executive Officer and Chief Financial Officer for purposes of this report)

/s/ Stuart Lucko	April 15, 2005
Stuart Lucko
(Controller, Principal Accounting Officer)

/s/ Robert Lacey	April 15, 2005
Robert Lacey
(Director)

/s/ Peter Ren	April 15, 2005
Peter Ren
(Director)

/s/ Barry Roelofs	April 15, 2005
Barry Roelofs
(Director)

Item 7. FINANCIAL STATEMENTS.

WEBB INTERACTIVE SERVICES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Webb Interactive Services Inc.:

We have audited the accompanying consolidated balance sheet of Webb Interactive Services, Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming Webb Interactive Services, Inc. and subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, among other factors, the Company has incurred significant and recurring losses from operations, and has an accumulated deficit of $120,216,129, such losses are expected to continue in the near future, which raises substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Ehrhardt Keefe Steiner & Hottman P.C.

Denver, Colorado,

April 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Webb Interactive Services, Inc.:

We have audited the accompanying consolidated balance sheet of Webb Interactive Services, Inc. and subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003, and the consolidated results of its operations and its cash flows for the year then ended in conformity with U. S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Denver, Colorado,

February 10, 2004,

WEBB INTERACTIVE SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash	$42,688	$559,590
Prepaid expenses	15,082	12,957
Notes receivable from Company officer (Note 3)	—	134,130
Note and accounts receivable from Jabber (Note 4)	249,249	136,479

Total current assets	307,019	843,156

Investment in Jabber (Note 4)	422,348	1,591,985
Property and equipment, net (Note 5)	—	258,834

Total assets	$729,367	$2,693,975

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$30,875	$23,246
Accrued compensation, benefits and payroll taxes	16,404	71,928

Total current liabilities	47,279	95,174

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized:
Series D junior convertible preferred stock, 734 and 784 shares issued and outstanding, respectively, liquidation preference of $1,000 per share	561,781	600,049

Common stock, no par value, 60,000,000 shares authorized, 25,433,552 and 25,268,167 shares issued and outstanding, respectively	109,834,689	105,654,866
Warrants and options	10,501,727	14,643,282
Accumulated deficit	(120,216,109)	(118,299,396)

Total stockholders’ equity	682,088	2,598,801

Total liabilities and stockholders’ equity	$729,367	$2,693,975

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

WEBB INTERACTIVE SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2004	2003
Net revenues	$—	$646,613

Operating expenses:
Cost of revenues	—	161,899
Sales and marketing	—	356,983
Product development	—	590,569
General and administrative	697,334	1,240,896
Depreciation	72,408	205,702

	769,742	2,556,049

Loss from operations	(769,742)	(1,909,436)

Interest income	9,092	18,928
Loss from investment in Jabber (Note 4)	(1,169,637)	(306,809)
Other income, net	13,574	6,974

Net loss before minority interest	(1,916,713)	(2,190,343)
Minority interest in losses of subsidiary	—	2,709

Net loss	$(1,916,713)	$(2,187,634)

Net loss per share, basic and diluted	$(0.08)	$(0.10)

Weighted average shares outstanding, basic and diluted	25,418,104	23,013,372

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

WEBB INTERACTIVE SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Series D Junior Preferred Stock		Common Stock		Warrants and Options	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances January 1, 2003	2,584	$1,977,713	21,668,167	$103,644,832	$19,448,886	$(122,913,504)	$2,157,927

Issuance of common stock for cancellation of warrants:
Issuance of common stock	—	—	1,800,000	1,890,000	—	—	1,890,000
Cancellation of warrants	—	—	—	(3,850,202)	(4,827,787)	6,787,989	(1,890,000)
Gain on re-capitalization of Jabber	—	—	—	2,548,345	—	—	2,548,345
Conversion of series D junior preferred stock to common stock	(1,800)	(1,377,664)	1,800,000	1,377,664	—	—	—
Warrants and options issued for services	—	—	—	—	66,410	—	66,410
Cancellation of warrants	—	—	—	44,227	(44,227)	—	—
Other comprehensive income	—	—	—	—	—	13,753	13,753
Net loss	—	—	—	—	—	(2,187,634)	(2,187,634)

Balances, December 31, 2003	784	600,049	25,268,167	105,654,866	14,643,282	(118,299,396)	2,598,801

Conversion of series D junior preferred stock to common stock	(50)	(38,268)	50,000	38,268	—	—	—
Cash-less exercise of common stock purchase warrant	—	—	115,385	883,538	(883,538)	—	—
Cancellation of warrants and stock options	—	—	—	3,258,017	(3,258,017)	—	—
Net loss	—	—	—	—	—	(1,916,713)	(1,916,713)

Balances, December 31, 2004	734	$561,781	25,433,552	$109,834,689	$10,501,727	$(120,216,109)	$682,088

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

WEBB INTERACTIVE SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,916,713)	$(2,187,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	72,408	205,702
Loss from investment in Jabber	1,169,637	306,809
Write-off of note receivable from Company officer	124,676	—
Minority interest in losses of subsidiary	—	(2,709)
Warrants and stock options issued for services	—	66,410
Gain on sale and disposal of property and equipment	(13,574)	(7,621)
Changes in operating assets and liabilities:
Increase in accounts receivable	—	(404,246)
(Increase) decrease in prepaid expenses and other current assets	(3,797)	82,589
Increase in accounts payable and accrued liabilities	7,629	106,688
Decrease in accrued salaries and payroll taxes payable	(55,524)	(662)
Increase in deferred revenue	—	653,287

Net cash used in operating activities	(615,258)	(1,181,387)

Cash flows from investing activities:
Purchase of property and equipment	—	(6,121)
Purchase of Jabber securities from third-party investors	—	(34,993)
Cash retained by Jabber at March 19, 2003	—	(68,991)
Collection on note receivable from Jabber	88,902	93,445
Collections from Jabber	—	20,477
Collection on notes receivable from Company officers	9,454	13,346

Net cash provided by investing activities	98,356	17,163

Net decrease in cash and cash equivalents	(516,902)	(1,164,224)
Effect of foreign currency exchange rate changes on cash	—	9,737
Cash, beginning of year	559,590	1,714,077

Cash, end of year	$42,688	$559,590

Supplemental schedule of non-cash investing and financing activities:
Equity adjustment related to sale of Jabber stock	$—	$2,548,345
Series D preferred stock converted to common stock	$38,268	$1,377,664
Issuance of common stock for cancellation of warrants	$—	$1,890,000
Property and equipment sold to Jabber for note receivable	$200,000	$220,059

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

The sole business of Webb Interactive Services, Inc. (the Company, Webb, we, us or our) is the ownership of securities of Jabber, Inc. (Jabber). At December 31, 2004, on an as-if converted basis, we owned 43.4% of Jabber’s common stock.

On April 8, 2005, Jabber sold 8,571,458 shares of its series E preferred stock for $1.5 million to an affiliate of Webb. As a result of the transaction, Webb’s ownership of Jabber was reduced from approximately 43% to 38% of Jabber’s outstanding common stock on an as-if converted basis. The series E preferred stock purchase agreement included an option which expires on December 28, 2005, enabling the investor to purchase up to an additional $2 million worth of series E preferred stock on the same terms as the original investment. In the event that the full $2 million of the additional series E preferred stock is sold, Webb’s ownership interest in Jabber would be reduced to approximately 33% of Jabber’s then outstanding common stock on an as-if converted basis.

On March 19, 2003, Jabber issued 25,218,914 shares of its series D convertible preferred stock for $5 million in gross cash proceeds and the cancellation of $2.2 million of convertible notes payable to Webb. As a result of this transaction, Webb’s ownership of Jabber was reduced from 77.8% to 43.3% of Jabber’s outstanding common stock on an as-if converted basis. As a result of the reduction in Webb’s ownership interest, after March 19, 2003, Webb ceased consolidating the financial results of Jabber in its financial statements and began to report its investment in Jabber under the equity method of accounting.

Jabber is a commercial developer of real-time communications software and instant messaging (IM) solutions offering proprietary, scalable extensible IM software solutions for enterprises, government agencies, carriers and service providers and distribution partners. We became a commercial sponsor of the Jabber.org instant messaging open-source movement in September 1999. We formed Jabber in February 2000. Jabber commenced operations in May 2000, and released its initial proprietary IM software product in March 2001. During 2004 and 2003, Jabber earned revenues from licensing its software, fees from support and maintenance agreements and fees from professional service contracts.

We have not been profitable since inception. Webb does not currently have a source of revenue but does incur operating expenses separate from those of Jabber. Our success depends upon the ability of Jabber to market its products and services and generate revenues sufficient to exceed its expenses. Because of the new and evolving nature of instant messaging technologies and Jabber’s early stage of development, we cannot be sure that its revenue model will prove to be viable, whether demand for its products and services will materialize at the prices it expects to charge, or whether current or future pricing levels will be sustainable. Jabber has expended significant funds to develop its current product offerings and Jabber anticipates continuing losses through at least 2005 as it further develops and markets its products.

At December 31, 2004, we had $42,688 in cash and $259,740 in working capital. We have no current source of cash other than the amounts we collected from Jabber during the first four months of 2005 for amounts owed to us by Jabber at December 31, 2004, totaling $249,249 and $24,000 from the cost sharing agreement we have with Jabber that expired on April 1, 2005.

We have initiated efforts to raise additional operating capital so that we may maintain our status as a reporting company under the Securities Exchange Act of 1934. We estimate that so long as we remain only a holding company, we will require approximately $110,000 of additional operating capital to sustain our status as a reporting company through the end of 2005 and approximately $400,000 of additional operating capital for each year thereafter that we remain a reporting company. In the event that we are not able to raise additional working capital by July 2005, we will consider terminating our status as a reporting company under the Securities Exchange Act of 1934, in order to sustain our operations until at least December 31, 2005. We estimate that the cost of maintaining our operations as a non-reporting company would be approximately $140,000 per year. There can be no assurance that we will be able to raise additional operating capital or, if we are able to raise operating capital, that the terms upon which such capital is available will be acceptable.

As a result of our continuing operating losses and limited working capital to fund expected operating losses, substantial doubt exists about Webb’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should Webb be unable to continue as a going concern.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statements: As a result of the March 19, 2003, Jabber financing transaction, on March 20, 2003, Webb ceased consolidating the financial results of Jabber with its financial statements and began to report its investment in Jabber under the equity method of accounting. As such, prior to March 20, 2003, the results of operations from Jabber were consolidated with Webb’s results of operations. During this time, all material intercompany balances and transactions were eliminated in consolidation. The net loss attributable to the minority stockholders’ interests, which relates to our Jabber subsidiary, is recorded based upon the minority interest share of the ownership of Jabber.

Estimates and Assumptions: Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Concentration of Credit Risk: Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, notes receivable and accounts receivable. We have no off balance-sheet concentrations of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. We maintain our cash in the form of demand deposits with financial institutions that we believe to be of high credit quality.

Property and Equipment: On December 31, 2004, pursuant to a 2003 agreement (See Note 4), Webb sold all of its existing property and equipment to Jabber (See Note 5). As such, at December 31, 2004, Webb no longer owns any property and equipment.

Property and equipment was stated at cost or estimated fair value upon acquisition and depreciation was provided using the straight-line method over the estimated useful lives of the respective assets, generally ranging from three to seven years. Maintenance and repairs were expensed as incurred and improvements were capitalized.

Impairment of Long-Lived Assets: We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess these assets for impairment based on estimated undiscounted future cash flows from these assets. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value. For the years ended December 31, 2004 and 2003, we did not recognize any impairment loss for long-lived assets.

Fair Value of Financial Instruments: Financial instruments consist of cash and notes receivable. As of December 31, 2004, the carrying values of such instruments approximated their fair values.

Income Taxes: The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. Our deferred tax assets have been reduced by a valuation allowance to the extent it is more likely than not that some or all of the deferred tax assets will not be realized (See Note 11).

Stock Option Accounting and Other Stock-Based Compensation Arrangements: We issue stock options to our employees and outside directors to purchase our stock pursuant to stockholder approved stock option programs. We have elected to account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations. We apply the disclosure provisions of SFAS Statement No. 123, “Accounting and Disclosure of Stock Based Compensation” (SFAS 123), as amended by SFAS Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

The following table illustrates the effect on net loss and loss per share if we had accounted for our stock option plans under the fair value method of accounting:

	Years Ended December 31,
	2004	2003
Net loss	$(1,916,713)	$(2,187,634)
Expense calculated under SFAS 123	(201,642)	(841,668)

Pro-forma net loss	$(2,118,355)	$(3,029,302)

Pro-forma net loss per share-basic and diluted	$(0.08)	$(0.13)

We estimate the fair value of our options using a Black-Scholes option value model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the input assumptions can materially affect the fair value estimates. The fair value of options granted were estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions

	2004	2003
Risk-free interest rate	1.59%	3.79%
Expected dividend yield	0%	0%
Expected lives	2 Years	3.6 Years
Expected volatility	144%	133%

Included in the expense calculated under SFAS 123 for the year ended December 31, 2003, are options granted under the Jabber stock option plan, which totaled 1,900,394 for the period ended March 19, 2003.

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

Net Loss Per Common Share: Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128). Under the provisions of SFAS 128, basic net loss per share is computed by dividing net loss applicable to common shareholders for the period, subject to certain adjustments, by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of our net losses, all potentially dilutive securities, as indicated in the table below, would be anti-dilutive and are excluded from the computation of diluted loss per share, and there are no differences between basic and diluted per share amounts for all years presented.

	December 31,
	2004	2003
Stock options	2,749,599	5,317,086
Series D preferred stock	734,000	784,000
Warrants	1,874,584	2,674,700

Total	5,358,183	8,775,786

The number of share equivalents excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method, were 299,528 and 389,508 for the years ended December 31, 2004 and 2003, respectively.

Comprehensive Loss: Included in accumulated deficit for 2003 were nominal other comprehensive income and loss due to foreign currency translation.

Subsidiary Stock Transactions: We comply with the requirements of Securities Exchange Commission Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (SAB 51), which requires that the difference between the carrying amount of the parent’s investment in a subsidiary and the underlying net book value of the subsidiary after the issuance of stock by the subsidiary be reflected as either a gain or loss in the statement of operations or reflected as an equity transaction. We have elected to record gains or losses resulting from the sale of a subsidiary’s stock as equity transactions.

Revenue Recognition: Revenues in 2003 were generated from the license of Jabber’s software products, professional service arrangements and maintenance and support services. Software license revenue is recognized in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2 “Software Revenue Recognition” (SOP 97-2) and related interpretations and amendments as well as Technical Practice Aids issued from time to time by the AICPA.

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

For software arrangements with multiple elements, revenue is recognized using the residual method prescribed by SOP 98-9, “Modification of SOP 97-2 ‘Software Revenue Recognition’ with Respect to Certain Transactions.” Revenue applicable to undelivered elements, principally software maintenance, training and implementation services, is determined based on vendor specific objective evidence (VSOE) of the fair value of those elements. VSOE is established by the price of the element when it is sold separately (i.e., the renewal rate for software maintenance and normal prices charged for training and professional services). Revenue applicable to elements for which VSOE of fair value is not determinable is deemed equal to the remainder/residual amount of the fixed arrangement price. Assuming none of the undelivered elements and VSOE of fair value exists for all undelivered elements are essential to the functionality of any of the delivered elements, the residual revenue attributed to the delivered elements is recognized when all other criteria for revenue recognition for those elements have been met.

Cost of Revenues: Cost of revenues include nominal direct costs of delivering software, direct labor costs for maintenance and support and professional services, and an allocation of overhead costs. Costs of revenues does not include any allocation of depreciation or amortization expense.

Reclassifications: Certain prior period amounts have been reclassified to conform to current period presentation.

(3) NOTES RECEIVABLE FROM COMPANY OFFICER

During 2000, pursuant to demand notes, Webb loaned a total of $165,827 to an officer of the Company. In connection with a separation agreement entered into on September 23, 2004, between the Company and its Chief Executive/Chief Financial Officer, the notes receivable were forgiven in consideration for the officer continuing to provide consulting services to the Company until January 2005. As a result, in September 2004 we recorded a non-cash expense for the balance of the notes receivable totaling $124,676. During 2004 and 2003, the Company was repaid principal on these notes totaling $9,454 and $13,346, respectively.

(4) INVESTMENT IN JABBER

Jabber is a Delaware corporation founded by Webb in February 2000. Jabber is a commercial developer of extensible instant messaging software for enterprises, government agencies, carriers and service providers and distribution partners that require real-time communication and collaboration solutions. Jabber’s products are based on the standardized extensible message and presence protocol, XMPP, developed by the Jabber.org open-source movement. Jabber instant messaging solutions differ from packaged and consumer instant messaging solutions in their ability to support and to be integrated with other applications and services.

As a result of the Jabber investment transaction on March 19, 2003, Webb’s ownership in Jabber was reduced to less than 50%. With this change in ownership interest, after March 19, 2003, Webb ceased consolidating the financial results of Jabber with that of its own and began to report its investment in Jabber under the equity method of accounting.

On April 8, 2005, Jabber sold 8,571,428 shares of Jabber’s series E preferred stock for $1.5 million to an affiliate of Webb. As a result of the transaction, Webb’s ownership interest in Jabber was reduced from approximately 43% to approximately 38% of Jabber’s outstanding common stock on an as-if converted basis. The investor also acquired an option which, expires on December 28, 2005, to purchase up to an additional 11,428,572 shares of the series E preferred stock for $2 million. In the event all of the additional shares are purchased, Webb’s ownership interest in Jabber would be reduced to approximately 33% of Jabber’s then outstanding common stock on an as-if converted basis.

On March 19, 2003, Webb, France Telecom Technologies Investissements, a wholly owned subsidiary of France Telecom (FTTI) and Intel Capital Corporation, a wholly owned subsidiary of Intel Corporation (Intel), purchased an aggregate of 25,218,914 shares of Jabber’s series D convertible preferred stock for an aggregate consideration of $7.2 million. Webb’s investment was in the form of the cancellation of a $2.2 million convertible note receivable from Jabber for 7,705,779 shares of Jabber’s series D preferred stock.

Without the prior approval of the holder of the series E preferred stock and holders of 66 2/3% of the outstanding shares of Jabber series D convertible preferred stock, Jabber will not engage in any transaction or arrangement for the distribution of Jabber’s securities to the public, except in connection with a qualified public offering; permit any transaction which would result in any of the holders of the Jabber preferred stock owning more than 49% of Jabber’s outstanding shares of capital stock calculated either by ownership percentage or voting power; or take any other action, other than in connection with a qualified public offering, that would result in Jabber becoming a reporting company under the Securities Exchange Act of 1934. In addition, commencing after January 1, 2005, Webb may require FTTI, on an annual basis until an event has occurred that permits Webb to distribute its Jabber securities to the Webb shareholders, to sell Webb 1,000,000 shares of the Jabber common stock held by FTTI, at a purchase price equal to the conversion price for the Jabber series D convertible preferred stock plus interest compounded at 15% per annum. If the 49% ownership limit described above limits Webb’s ability to exercise this right, then the right will be suspended until Webb is able to exercise the right in full within the 49% limitation or upon an event which provides liquidity for all of Jabber’s shareholders, at which time the 49% limitation would be waived.

As a result of the investment transaction in Jabber in March 2003, Webb recorded an adjustment to equity of $3,472,282 in accordance with SAB 51. The amount was computed as the difference between Webb’s investment in Jabber immediately after the investment transaction and multiplying Jabber’s net worth at March 19, 2003, by Webb’s ownership percentage immediately after the investment transaction.

In connection with the series D preferred stock purchase agreement, Jabber purchased business software owned by Webb and was scheduled to make payments at a rate of $12,000 per month for a period of 21 months commencing April 1, 2003. At December 31, 2004, the balance of the note was $49,249. In addition, Jabber also purchased Webb’s computer equipment, office furnishings and fixtures and other office equipment at a purchase price of $200,000 (See Note 5). We collected the $249,249 in the first four months of 2005.

The unaudited condensed financial information for Jabber is presented below:

Results of Operations

	Years Ended December 31,
	2004	2003
Net revenues	$5,374,683	$7,418,282
Costs and expenses	8,059,548	9,068,841

Loss from operations	(2,684,865)	(1,650,559)
Other loss, net	(10,149)	(1,614,089)

Net loss	$(2,695,014)	$(3,264,648)

Webb’s loss from investment in Jabber	$(1,169,637)	$(306,809)

Financial Position

	December 31,
	2004	2003
Cash and cash equivalents	$1,387,161	$5,375,388
Accounts receivable, net	$1,253,382	$1,052,228
Other current assets	$261,546	$174,969
Property and equipment, net	$387,724	$452,320
Accounts payable and accrued liabilities	$1,204,285	$1,406,938
Deferred revenue	$961,372	$1,928,868
Note and other amounts payable to Webb	$249,249	$136,479

Stockholders’ equity	$874,907	$3,582,620

Webb’s loss from investment in Jabber for the year ended December 31, 2003, includes net losses from March 20, 2003 to December 31, 2003. Prior to March 20, 2003, the results of operations from Jabber were consolidated with Webb’s results of operations.

Included in other loss, net for the year ended December 31, 2003, is a $1.57 million non-cash loss on debt extinguishment resulting from the exchange of the convertible note payable to Webb for shares of Jabber’s series D preferred stock in the first quarter of 2003. This amount was eliminated in consolidation in the period ended March 19, 2003.

For the years ended December 31, 2004 and 2003, France Telecom accounted for 32% and 30%, respectively, of Jabber’s total revenues.

(5) PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2004	2003
Computer equipment	$—	$571,863
Office furniture and equipment	—	479,219

	—	1,051,082
Less accumulated depreciation	—	(792,248)

Net property and equipment	$—	$258,834

On December 31, 2004, in connection with the Jabber series D preferred stock transaction (See Note 4), Jabber purchased all of Webb’s remaining property and equipment for an aggregate purchase price of $200,000. As a result, Webb recorded a gain totaling $28,234. In addition, in December 2004 Webb recorded a $14,660 loss on the disposition of obsolete computer equipment. As a result of these two transactions, Webb no longer owns any property and equipment. Included in other income, net for the years ended December 31, 2004 and 2003 are $13,574 and $7,621 in income, respectively, from the sale of or the disposition of excess and obsolete property and equipment.

We depreciated computer equipment, office equipment, and software over three to five years and office furnishings over seven years. Depreciation expense totaled $72,408 and $205,702 for the years ended December 31, 2004 and 2003, respectively.

(6) ISSUANCE OF COMMON STOCK

On October 21, 2003, we entered into an agreement with Jona, Inc. (Jona) whereby on November 12, 2003, we issued Jona 1,800,000 restricted shares of our common stock in exchange for 10,060,000 outstanding warrants, with an exercise price of $1.00 per share, issued in connection with a private placement of our securities in January and March of 2002. As a result of the exchange, in November 2003 we recorded a credit to accumulated deficit of $6,787,989, calculated as the difference between the fair value of the warrants and the fair market value of the common stock on November 12, 2003, as follows:

Fair value of warrants using Black-Scholes option-pricing model	$8,677,989
Fair market value of common stock	1,890,000

Credit to accumulated deficit	$6,787,989

Black-Scholes option-pricing model assumptions:
Exercise price	$1.00
Fair market value of common stock on valuation date	$1.05

Option life	3.2 to 3.4 years
Volatility rate	144%
Risk-free rate of return	2.04%
Dividend rate	0%

(7) SERIES D JUNIOR CONVERTIBLE PREFERRED STOCK

Castle Creek Technology Partners LLC (Castle Creek) agreed to exchange up to 2,500 shares of series C-1 convertible preferred stock and $1,212,192 of principal of our 10% convertible note payable for up to 4,484 shares of our series D junior convertible preferred stock (the series D preferred stock) and a warrant to purchase 750,000 shares of our common stock at an exercise price of $1.00 per share. As part of the agreement, we reduced the exercise price of existing warrants to purchase 650,116 shares of our common stock held by Castle Creek. The exercise price for these warrants was reduced to $1.00. The 4,484 shares of series D preferred stock were convertible into 4,484,000 shares of our common stock.

As a result of the transactions described above, we issued 4,034 shares of series D preferred stock, with 734 and 784 shares being outstanding at December 31, 2004, and 2003, respectively. The series D preferred stock does not bear dividends and does not entitle the holders to any voting rights except as required by Colorado law. Each share of series D preferred stock is convertible into 1,000 shares of our common stock. The series D preferred stock is convertible into common stock unless the conversion would result in the holder being a beneficial owner of more than 4.99% of our common stock. The current conversion price is $1.00 per share. The conversion price was also subject to anti-dilution protection if we issued our common stock at prices less than the conversion price for the preferred stock or the then current price for our common stock and for stock splits, stock dividends and other similar transactions. The anti-dilution protection expired on January 17, 2004.

The series D preferred stock has liquidation preferences. If we liquidate, dissolve or wind-up our business, whether voluntarily or involuntarily, after we pay our debts and other liabilities, the holder of the preferred stock will be entitled to receive from our remaining net assets, before any distribution to the holders of our common stock, the amount of $1,000 per share.

During the years ended December 31, 2004 and 2003, the holder of our series D preferred stock converted 50 and 1,800 shares, respectively, into 50,000 and 1,800,000 shares, respectively of our common stock at conversion prices per share of $1.00 as follows:

	Number of Shares
Conversion Date	Series D Preferred Stock	Common Stock
February 2, 2004	50	50,000

January 7, 2003	200	200,000
January 28, 2003	200	200,000
February 21, 2003	200	200,000
March 20, 2003	200	200,000
April 23, 2003	200	200,000
June 5, 2003	200	200,000
September 2, 2003	200	200,000
October 23, 2003	200	200,000
December 3, 2003	200	200,000

Total for 2003	1,800	1,800,000

(8) STOCK OPTION PLANS

We have stock option plans for directors, officers, employees and other third parties, which provide for the issuance of up to 6,250,000 nonqualified and incentive stock options. The options vest over various terms with a maximum vesting period of 60 months and expire after a maximum of seven years from the date of grant. At

December 31, 2004, there were options for 2,541,771 shares of common stock outstanding and options for 2,460,105 shares of common stock were vested, with 2,478,817 options available for future grants under the plans.

A summary of the status of the plans as of December 31, 2004 and 2003, and changes during the years then ended are as follows:

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,317,086	$3.13	3,210,419	$4.59
Granted	200,000	$0.55	2,655,000	$0.91
Forfeited and cancelled	(2,975,315)	$3.96	(548,333)	$2.87

Outstanding at end of year	2,541,771	$1.96	5,317,086	$3.13

Exercisable at end of year	2,460,105	$1.99	3,350,420	$4.42

The weighted average fair value of options granted during the years ended December 31, 2004 and 2003, with exercise prices greater than the fair market value on grant date are $0.32 and $0.72, respectively. The weighted average fair value of options granted during the year ended December 31, 2003, with exercise prices equal to the fair market value on grant date is $0.61.

The status of total stock options outstanding and exercisable under the plans as of December 31, 2004, is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price
$ 0.55 – $ 1.38	2,008,224	$0.72	4.6	1,926,558	$0.71
$ 1.39 – $ 3.46	171,384	$2.20	3.2	171,384	$2.20
$ 3.47 – $ 8.68	173,163	$6.59	1.6	173,163	$6.59
$8.69 – $19.06	189,000	$10.62	2.1	189,000	$10.62

	2,541,771	$1.96		2,460,105	$1.99

(9) WARRANTS AND OPTIONS FOR COMMON STOCK ISSUED OUTSIDE THE STOCK OPTION PLANS

We have issued common stock purchase warrants and options outside our stock option plans (Warrants) in connection with the sale of securities, business acquisitions and services rendered to the Company. The following table sets forth outstanding Warrants as of December 31, 2004 and 2003.

			2004	2003
Warrants and Options Issued in Connection With	Expiration Date	Current Exercise Price Per Share	Shares Underlying Warrants Outstanding	Shares Underlying Warrants Outstanding
Warrants issues with sale of private placement	January to April 2007	$1.00	675,000	675,000

Warrant issued for exchange of 10% convertible note payable	January 2007	$1.00	750,000	750,000

Series C-1 convertible preferred stock warrant	February 2004	$1.00	—	500,000

Series B preferred stock warrants (Note 13)	February 2005	$0.2425	343,750	343,750

10% convertible note payable warrant	December 2004	$1.00	—	150,116

Financial services firm warrant	October 2004	$2.50	—	125,000

Short-term note payable warrant	August 2004	$2.50	—	25,000

Investor relations firm warrant	April 2006	$1.00	100,000	100,000

Placement firm warrant	March 2005	$38.44	5,834	5,834

Total			1,874,584	2,674,700

On February 5, 2004, the holder of the Series C-1 convertible preferred stock warrant to purchase 500,000 shares of our common stock exercised the entire warrant under its cash-less exercise provision whereby we issued 115,385 shares of our common stock. The number of shares issued were calculated by multiplying the number of shares exercised by the quotient of the difference between the average closing price five days immediately prior to the exercise date ($1.30) and the exercise price ($1.00) divided by the average closing price five days immediately prior to the exercise date.

On February 15, 2005, the holder of the Series B preferred stock warrants exercised the entire warrants under its cash-less exercise provisions where by we issued 122,050 shares of our common stock (See Note 13).

(10) STOCK BASED COMPENSATION EXPENSE

In April 2003, we entered into a six-month consulting agreement with a company to provide Webb with investor relation services. In connection with the agreement, we issued the consulting company a three-year warrant to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share, which vested 50,000 shares on July 16, 2003 and 50,000 on October 14, 2003. We applied variable plan accounting pursuant to SFAS 123 and related interpretations and valued the warrant at $61,907 utilizing the Black-Scholes option-pricing model with the assumptions in the table that follows. The value of the warrant was amortized to expense over the term of the agreement and for the year ended December 31, 2003, we recorded $60,479 of non-cash compensation expense.

Black-Scholes option-pricing model assumptions:
Exercise price	$1.00
Fair market value of common stock on valuation date	$0.82
Option life	3 years
Volatility rate	144%
Risk-free rate of return	2.8%
Dividend rate	0%

In April 2003, we entered into a month-to-month consulting agreement with a company to provide Webb with investor relation services including stock support. In connection with the agreement, we issued two separate three-year options to purchase 10,000 shares each of our common stock at $1.00 per share. The first option vested ratably over a three-month period beginning on May 2, 2003. The second option, which was cancelled in 2004, was to vest based on an average daily trading volume for any 60-day trading period subsequent to the date of the option agreement. We applied variable plan accounting pursuant to SFAS 123 and related interpretations and valued the option and recorded non-cash compensation expense for the year ended December 31, 2003, totaling $5,931 utilizing the Black-Scholes option-pricing model with the assumptions in the table that follows.

Black-Scholes option-pricing model assumptions:
Exercise price	$1.00
Fair market value of common stock on valuation date	$0.67 to $0.82
Option life	3 to 2.8 years
Volatility rate	144%
Risk-free rate of return	2.76% to 2.92%
Dividend rate	0%

(11) INCOME TAXES

The statutory federal income tax rate was 34% for the years ended December 31, 2004 and 2003. Differences between the income tax expense reported in the statements of operations and the amount reported by applying the statutory federal income tax rate to loss applicable to common shareholders before income taxes are as follows:

	Years Ended December 31,
	2004	2003
Benefit at statutory rate	$(648,348)	$(743,796)
Increase (decrease) due to:
State income taxes	(23,357)	(29,901)
Nondeductible expenses	407,687	435,727
Valuation allowance	264,018	337,970

Income tax provision	$—	$—

Components of net deferred assets as of December 31, 2004 and 2003 are as follows:

	Years Ended December 31,
	2004	2003
Deferred tax assets:
Accrued liabilities and other reserves	$3,185	$14,159
Net operating losses	20,453,444	20,194,838
Stock and warrant expense	393,549	393,549

Total deferred tax assets	20,850,178	20,602,546

Deferred tax liabilities:
Depreciation	—	(53,328)
Valuation allowance	(20,850,178)	(20,549,218)

Net deferred tax assets	$—	$—

For income tax purposes, we have approximately $55 million of net operating loss carryforwards that expire at various dates through 2021. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event of a significant change in ownership. Realization of net operating loss carryforwards is dependent on generating sufficient taxable income prior to the expiration dates.

During 2004 and 2003, we increased our valuation allowance by $264,018 and $337,970, respectively, due mainly to uncertainty relating to the realiability of the 2002 and 2001 net operating loss carryforwards.

(12) RELATED PARTY TRANSACTIONS

Webb’s vice-president of administration and corporate counsel, who began his employment with the Company in 1999, is also a partner in the law firm we retain for our legal services. We incurred $23,069 and $55,022 in legal fees to the law firm during the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, our accounts payable balances included $901 and $1,799, respectively, payable to the law firm.

(13)	SUBSEQUENT EVENTS

Exercise of Warrant. On February 15, 2005, the holder of the Series B preferred stock warrants exercised the entire warrants under its cash-less exercise provisions where by we issued 122,050 shares of our common stock. The number of shares issued were calculated by multiplying the number of shares exercised by the quotient of the difference between the average closing price five days immediately prior to the exercise date ($0.38) and the exercise price ($0.2425) divided by the average closing price five days immediately prior to the exercise date.

Jabber, Inc. Financing. On April 8, 2005, Jabber sold 8,571,428 shares of Jabber’s series E preferred stock for $1.5 million to an affiliate of Webb. As a result of the transaction, Webb’s ownership in Jabber was reduced from approximately 43% to approximately 38% of Jabber’s outstanding common stock on an as-if converted basis. The investor also acquired an option, which expires on December 28, 2005, to purchase up to an additional 11,428,572 shares of the series E preferred stock for $2 million.

The series E preferred stock is convertible into shares of Jabber’s common stock on a one-for-one basis. The series E stock includes a liquidation preference which entitles the holders of the preferred stock on the liquidation of Jabber, including a sale of Jabber, to first be paid their original purchase price for their preferred stock and then to participate with holders of common stock on an as-converted basis in the distribution of the remaining proceeds. The conversion price of the preferred stock would be adjusted on a weighted average basis in the event that Jabber sells shares of its common stock or securities convertible into or exercisable for common stock at a price less than the original purchase price for the preferred stock.

Without the prior approval of the holder of the series E preferred stock, Jabber may not engage in any transaction or arrangement for the distribution of Jabber’s securities to the public; permit any transaction which would result in any of the holders of Jabber’s series E or D preferred stock owning more than 49% of Jabber’s outstanding shares of capital stock; or take any other action that would result in Jabber becoming a reporting company under the Securities Exchange Act of 1934.

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

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003

	WEBB	JABBER (1)	ELIMINATIONS	GAAP CONSOLIDATED
Net revenues	$—	$646,613	$—	$646,613

Operating expenses:
Cost of revenues	—	161,899	—	161,899
Sales and marketing expenses	—	356,983	—	356,983
Product development expenses	—	590,569	—	590,569
General and administrative expenses	813,735	427,161	—	1,240,896
Depreciation and amortization	158,874	46,828		205,702

	972,609	1,583,440	—	2,556,049

Loss from operations	(972,609)	(936,827)	—	(1,909,436)

Interest income	1,629,062	413	(1,610,547)	18,928
Loss from investment in Jabber	(2,851,755)	—	2,544,946	(306,809)
Loss on extinguishment of convertible notes payable to Webb	—	(1,571,900)	1,571,900	—
Other income (loss), net	7,668	(694)	—	6,974
Interest expense	—	(38,647)	38,647	—

Net loss before minority interest in losses of Jabber	(2,187,634)	(2,547,655)	2,544,946	(2,190,343)

Minority interest in losses of subsidiary	—	—	2,709	2,709

Net loss	$(2,187,634)	$(2,547,655)	$2,547,655	$(2,187,634)

(1)	The operating results of Jabber are for the period ended March 19, 2003.

UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2003

	WEBB	JABBER (1)	ELIMINATIONS	GAAP CONSOLIDATED
Cash flows from operating activities:
Net loss	$(2,187,634)	$(2,547,655)	$2,547,655	$(2,187,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	158,874	46,828	—	205,702
Interest income on exchange of convertible note receivable from Jabber	(1,571,900)	—	1,571,900	—
Loss on extinguishment of convertible notes payable to Webb	—	1,571,900	(1,571,900)	—
Loss from investment in Jabber	2,851,755	—	(2,544,946)	306,809
Minority interest in losses of subsidiary	—	—	(2,709)	(2,709)
Stock and stock options issued for services	66,410	—	—	66,410
Gain on sale and disposal of property and equipment	(7,621)	—	—	(7,621)
Accrued interest receivable	(1,377)	—	—	(1,377)
Accrued interest payable on convertible note payable	—	38,647	(38,647)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	—	(404,246)	—	(404,246)
(Increase) decrease in prepaid expenses	10,554	35,024	—	45,578
Decrease in short-term deposits and other assets	38,388	—	—	38,388
Increase (decrease) in accounts payable and accrued liabilities	(92,174)	160,215	38,647	106,688
Increase (decrease) in accrued compensation, benefits and payroll taxes	7,944	(8,606)	—	(662)
Increase in deferred revenue	—	653,287	—	653,287

Net cash used in operating activities	(726,781)	(454,606)	—	(1,181,387)

Cash flows from investing activities:
Purchase of property and equipment	(1,621)	(4,500)	—	(6,121)
Cash invested in Jabber	(195,000)	—	195,000	—
Purchase of Jabber securities from third-party investors	(34,993)	—	—	(34,993)
Cash retained by Jabber at March 19, 2003	—	—	(68,991)	(68,991)
Collection of note receivable from Jabber	93,445	—	—	93,445
Collections from Jabber	20,477	—	—	20,477
Collection of notes receivable from Company officer	13,346	—	—	13,346

Net provided by (cash used) in investing activities	(104,346)	(4,500)	126,009	17,163

Cash flows from financing activities:
Cash investment from Webb	—	195,000	(195,000)	—

Net cash provided by financing activities	—	195,000	(195,000)	—

Net decrease in cash and cash equivalents	(831,127)	(264,106)	(68,991)	(1,164,224)
Effect of foreign currency exchange rate changes on cash	7,519	2,218	—	9,737
Cash and cash equivalents, beginning of year	1,383,198	330,879	—	1,714,077

Cash and cash equivalents, end of year	$559,590	$68,991	$(68,991)	$559,590

(1)	The cash flows for Jabber are for the period ended March 19, 2003.

WEBB INTERACTIVE SERVICES, INC.

INDEX TO EXHIBITS

FORM 10-KSB (For Year Ended December 31, 2004)

(a)	Listing of Exhibits:

3.1(a)	Articles of Incorporation, as amended, of Webb Interactive Services, Inc. (1)

3.1(b)	Articles of Amendment setting forth the terms of Series D Junior Convertible Preferred Stock (2)

3.2	Bylaws of Webb Interactive Services, Inc. (3)

4.1	Specimen form of Webb Interactive Services, Inc. common stock certificate (4)

4.2	Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.3	Form of Incentive Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.4	Form of Nonstatutory Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.5	Webb Interactive Services, Inc. Stock Option Plan of 2000, including forms of Incentive and Nonstatutory Stock Option Agreements (5)

4.6	Stock Purchase Warrant dated August 25, 1999, as amended December 18, 1999, issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, Inc. (6)

4.7

4.8	Stock Purchase Warrant dated December 31, 1999 issued to by Webb Interactive Services, Inc. Marshall Capital Management, Inc. and Castle Creek Technology Partners, LLC (7)

4.9	Form of Stock Purchase Warrant dated February 28, 2001 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, LLC (8)

4.10

10.1	Form of Nondisclosure and Nonsolicitation Agreement between Webb Interactive Services, Inc. and its employees (1)

10.2	Employment Agreement between Webb Interactive Services, Inc. and Lindley S. Branson, dated March 1, 2002 (9)

10.3	Securities Purchase Agreement dated as of January 17, 2002, between Webb Interactive Services, Inc. and Jona, Inc. Included as an exhibit is a Registration Rights Agreement (2)

10.4	Letter Agreement between Webb Interactive Services, Inc. and Jona, Inc. (9)

10.5	Exchange Agreement dated January 17, 2002 between Webb Interactive Services, Inc. and Castle Creek Technology Partners LLC. Included as an exhibit is a Registration Rights Agreement (2)

10.6	Series D Preferred Stock Purchase Agreement dated March 17, 2003, by and among Jabber, Inc. France Telecom Technologies Investissements, Intel Capital Corporation, and Webb Interactive Services, Inc. Included as exhibits to the Stock Purchase Agreement are the Restated Certificate of Incorporation of Jabber, Inc. and the following additional agreements among the parties to the Stock Purchase Agreement: Investors Rights Agreement; Right of First Refusal and Co-Sale Agreement; and Voting Agreement. (10)

10.7	Jabber, Inc. Certificate of Designation for Series E and D Convertible Preferred Stock*

10.8	Exchange Agreement, dated as of October 21, 2003, by and between Webb Interactive Services, Inc. and Jona, Inc. (11)

10.9	Investor Rights Agreement, Right of First Refusal and Co-Sale Agreement and Voting Agreement, all dated April 8, 2005, among Jabber, Inc., Jona, Inc., France Telecom Technologies Investissements and Intel Capital Corporation*

13.1	The registrant intends to deliver to its shareholders a copy of 2004 Annual Report on Form 10-KSB (without exhibits), in lieu of a separate Annual Report to Shareholders

21.1	Subsidiaries of Webb Interactive Services, Inc.*

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC*

23.2	Consent of Ernst & Young LLP*

Ex-1

24.1	Power of Attorney* (Included in signature page)

31.1	Certification of Chief Executive Officer and Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith. The certifications have been provided by the registrant’s Vice President and General Counsel, the registrant’s only executive officer. Rules 13a, 14 and 15d-14, pursuant to the Securities Exchange Act of 1934, as amended, provide that when an issuer does not have a CEO/CFO, the person performing similar functions must execute the required certifications. By providing the certifications, registrant’s Vice President and General Counsel acknowledges that he is performing CEO/CFO functions for registrant for the sole purpose of providing the required certifications and for no other purpose.
(1)	Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
(2)	Filed with the Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(3)	Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.
(4)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2000, Commission File No. 0-28462.
(5)	Filed with the Current Report on Form 8-K, filed January 22, 2002 and amended on January 29, 2002, Commission File No. 0-28462.
(6)	Filed with Amendment No. 2 to Webb’s Registration Statement on Form S-3, filed January 3, 2000, Commission File No. 333-87887.
(7)	Filed with the Current Report on Form 8-K, filed January 5, 2000, Commission File No. 0-28462.
(8)	Filed with the Current Report on Form 8-K, filed March 1, 2001, Commission File No. 0-28462.
(9)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2001, Commission File No. 0-28462.
(10)	Filed with the Current Report on Form 8-K, filed on March 20, 2003, Commission File No. 0-28462.
(11)	As filed with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, Commission File No. 0-28462.

Ex-2