Form 10QSB
period 2005-03-31
WEBB INTERACTIVE SERVICES INC
filed 2005-05-16
CIK 1011901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2005

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

The number of shares of registrant’s common stock outstanding as of as of May 1, 2005, was: 25,433,552

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

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEBB INTERACTIVE SERVICES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,854	$42,688
Prepaid expenses	71,797	15,082
Note and other receivables from Jabber	151,988	249,249

Total current assets	227,639	307,019
Investment in Jabber	—	422,348

Total assets	$227,639	$729,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$41,970	$30,875
Accrued compensation, benefits and payroll taxes	16,747	16,404

Total current liabilities	58,717	47,279
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized:
Series D junior convertible preferred stock, 734 shares issued and outstanding, liquidation preference of $1,000 per share	561,781	561,781
Common stock, no par value, 60,000,000 shares authorized, 25,433,552 and 25,555,602 shares issued and outstanding, respectively	119,251,388	109,834,689
Warrants and options	1,085,028	10,501,727
Accumulated deficit	(120,729,275)	(120,216,109)

Total stockholders’ equity	168,922	682,088

Total liabilities and stockholders’ equity	$227,639	$729,367

The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Net revenues	$—	$—

Operating expenses:
General and administrative	91,327	185,362
Depreciation	—	19,361

	91,327	204,723

Loss from operations	(91,327)	(204,723)
Interest income	509	3,625
Loss from investment in Jabber	(422,348)	(178,000)

Net loss	$(513,166)	$(379,098)

Net loss per share, basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding, basic and diluted	25,058,138	25,371,591

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(513,166)	$(379,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	19,361
Loss from investment in Jabber	422,348	178,000
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(56,715)	(97,538)
Increase in accounts payable and accrued liabilities	11,095	31,952
Increase (decrease) in accrued compensation, benefits and payroll taxes	343	(21,458)

Net cash used in operating activities	(136,095)	(268,781)

Cash flows from investing activities:
Collection of note and other receivables from Jabber	97,261	33,647
Collection of notes receivable from Company officer	—	3,337

Net cash provided by investing activities	97,261	36,984

Net decrease in cash and cash equivalents	(38,834)	(231,797)
Cash and cash equivalents, beginning of period	42,688	559,590

Cash and cash equivalents, end of period	$3,854	$327,793

Supplemental disclosure of cash flow information:
Supplemental schedule of non-cash investing and financing activities:
Series D junior convertible preferred stock converted to common stock	$—	$38,268

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The sole business of Webb Interactive Services, Inc. (the Company, Webb, we, us or our) is the ownership of securities of Jabber, Inc. (Jabber). At March 31, 2005, on an as-if converted basis, we owned approximately 43% of Jabber’s common stock. We report our investment in Jabber in accordance with the equity method of accounting for investments.

On April 8, 2005, Jabber sold 8,571,458 shares of its series E preferred stock for $1.5 million to an affiliate of Webb. As a result of the transaction, Webb’s ownership of Jabber was reduced from approximately 43% to 38% of Jabber’s outstanding common stock on an as-if converted basis. The series E preferred stock purchase agreement included an option, which expires on December 28, 2005, enabling the investor to purchase up to an additional $2 million worth of series E preferred stock on the same terms as the original investment. In the event that the full $2 million of the additional series E preferred stock is sold, Webb’s ownership interest in Jabber would be reduced to approximately 33% of Jabber’s then outstanding common stock on an as-if converted basis.

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

At March 31, 2005, we had $3,854 in cash and $168,922 in working capital. We have no current source of cash other than the $151,988 we collected from Jabber during April 2005. We have initiated efforts to raise additional operating capital so that we may maintain our status as a reporting company under the Securities Exchange Act of 1934. We estimate that so long as we remain only a holding company, we will require approximately $110,000 of additional operating capital to sustain our status as a reporting company through the end of 2005 and approximately $400,000 of additional operating capital for each year thereafter if we remain a reporting company. In the event that we are not able to raise additional working capital by July 2005, we will consider terminating our status as a reporting company under the Securities Exchange Act of 1934, in order to sustain our operations until at least December 31, 2005. We estimate that the cost of maintaining our operations as a non-reporting company would be approximately $140,000 per year. There can be no assurance that we will be able to raise additional operating capital or, if we are able to raise operating capital, that the terms upon which such capital is available will be acceptable.

NOTE 2 – STOCK BASED COMPENSATION PLANS

We issue stock options to our employees and outside directors to purchase our stock pursuant to stockholder approved stock option programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations. No stock-based employee compensation cost is reflected in net loss for the three months ended March 31, 2005 and 2004 as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically three years. The following table illustrates the effect on net income and earnings per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting and Disclosure of Stock Based Compensation (SFAS 123).

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(513,166)	$(379,098)
Expense calculated under SFAS 123	(3,540)	(78,924)

Pro-forma net loss	$(516,706)	$(458,022)

Pro-forma net loss per share-basic and diluted	$(0.02)	$(0.02)

We estimate the fair value of our options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. Webb did not grant any options during the three months ended March 31, 2005. The fair value of options granted in the three months ended March 31, 2004 were estimated at the date of grant using a Black-Scholes pricing model with the weighted average assumptions in the table which follows.

Three Months Ended March 31, 2004
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

	March 31,
	2005	2004
Stock options	2,529,271	2,749,919
Warrants	1,525,000	2,174,700
Series D junior convertible preferred stock	734,000	734,000

Total	4,788,271	5,658,619

The number of shares excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method were zero and 867,035 for the three months ended March 31, 2005 and 2004, respectively.

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

On April 8, 2005, Jabber sold 8,571,428 shares of its series E convertible preferred stock (“series E preferred stock”) for $1.5 million to Jona, Inc., our largest shareholder. As a result of the transaction, Webb’s ownership interest in Jabber was reduced from approximately 43% to approximately 38% of Jabber’s outstanding common stock on an as-if converted basis. The investor also acquired an option, which expires on December 28, 2005 to purchase up to an additional 11,428,572 shares of the series E preferred stock for $2 million. In the event all of the additional shares are purchased, Webb’s ownership interest in Jabber would be reduced to approximately 33% of Jabber’s then outstanding common stock on an as-if converted basis. We are currently reviewing SEC Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” and Accounting Principle Bulletin No. 18, “The Equity Method of Accounting for Investments in Common Stock” to determine Webb’s financial statement impact in the second quarter of 2005, if any, as a result of this transaction.

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

The unaudited condensed financial information for Jabber is presented below:

Results of Operations

	Three Months Ended March 31,
	2005	2004
Net revenues	$970,982	$1,612,951
Costs and expenses	2,340,071	2,022,046

Loss from operations	(1,369,089)	(409,095)
Other loss, net	(21,002)	(1,042)

Net loss	$(1,390,091)	$(410,137)

Webb’s loss from investment in Jabber	$(422,348)	$(178,000)

The losses we recorded from our investment in Jabber for the three months ended March 31, 2005, were limited by approximately $181,000 as we have no obligation to fund further Jabber losses and therefore our investment in Jabber is not reduced below zero.

Financial Position

	March 31, 2005	December 31, 2004
Cash and cash equivalents	$536,949	$1,387,161
Accounts receivable, net	$1,473,162	$1,253,382
Other current assets	$444,900	$261,546
Property and equipment, net	$318,440	$387,724
Accounts payable and accrued liabilities	$1,744,041	$1,204,285
Deferred revenue	$1,393,539	$961,372
Note and other payables to Webb	$151,988	$249,249
Stockholders’ equity	$516,115	$874,906

For the three months ended March 31, 2005 and 2004, France Telecom accounted for 3% and 76%, respectively, of Jabber’s total revenues.

NOTE 5 –EXERCISE OF COMMON STOCK PURCHASE WARRANT

On February 15, 2005, the holder of a warrant to purchase 343,750 shares of our common stock exercised the entire warrant under its cash-less exercise provision whereby we issued 122,050 shares of our common stock. The number of shares issued were calculated by multiplying the number of shares exercised by the quotient of the difference between the average closing price five days immediately prior to the exercise date ($0.38) and the exercise price ($0.2425) divided by the average closing price five days immediately prior to the exercise date.

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

On April 8, 2005, Jabber sold $1.5 million worth of Jabber’s series E preferred stock. As a result of this transaction, Webb’s percentage ownership of Jabber was reduced from approximately 43% to 38% of Jabber’s outstanding common stock on an as-if converted basis. The April 8, 2005 financing included an option, which expires on December 28, 2005, to purchase up to an additional $2 million worth of series E preferred stock on the same terms as the April 8, 2005 transaction. In the event that the investor purchases all of the additional series E preferred stock, Webb’s ownership interest in Jabber would be reduced to approximately 33% of Jabber’s then outstanding common stock on an as-if converted basis. We are currently reviewing SEC Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” and Accounting Principle Bulletin No. 18, “The Equity Method of Accounting for Investments in Common Stock” to determine Webb’s financial statement impact in the second quarter of 2005, if any, as a result of this transaction.

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

LIQUIDITY AND CAPITAL RESOURCES

Based on funds available to us at December 31, 2004, our independent auditors expressed doubt about our ability to continue as a going concern if we are unable to raise additional funds.

	March 31, 2005	December 31, 2004
Working capital [1]	$168,922	$259,740
Cash and cash equivalents	$3,854	$42,688

	Three Months Ended March 31,
	2005	2004
Cash used in operating activities	$(136,095)	$(268,781)
Cash provided by (used in) investing activities	$97,261	$36,984

[1]	Includes note receivable from Jabber of $151,988 and $249,249 at March 31, 2005 and December 31, 2004, respectively.

Working capital: Working capital is calculated by deducting current liabilities from current assets. Working capital decreased for the first quarter of 2005, as compared with the first quarter of 2004, primarily due to funding our operating activities with cash on-hand at December 31, 2004.

Cash flows used in operating activities: Cash used in operating activities decreased during the first quarter of 2005, as compared with the first quarter of 2004, primarily due to a decrease in operating expenses in the first quarter of 2005 as compared to the first quarter of 2004.

Cash flows provided by investing activities: Cash provided by investing activities increased in the first quarter of 2005 as a result of more collections on our note and other receivables from Jabber.

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

Jabber’s financial plan for 2005 projects total revenues of approximately $8 million based on total sales of approximately $10.3 million for software sales, professional services and maintenance and support services, total expenses of approximately $11.7 million and cash equivalents at the end of 2005 of approximately $3.8 million, assuming the sale of an additional $2 million of Jabber’s series E preferred stock. Based on Jabber’s financial plan for 2005, Jabber will not achieve positive cashflow from operations on a quarter-to-quarter basis until fiscal 2006. Sales represent amounts invoiced to customers during the stated period.

RESULTS OF OPERATIONS

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See Form 10-KSB for the year ended December 31, 2004, Item 7 – Financial Statements – Note 2 to Notes to Consolidated Financial Statements, which contains additional information regarding Webb’s accounting policies and other disclosures required by GAAP.

Accounting for Investment in Jabber

We report our investment in Jabber using the equity method of accounting whereby we record our percentage of Jabber’s net income or losses as an increase or a reduction to the carrying value of our investment account on our balance sheet and as income or losses in our results of operations. To the extent that we record losses from Jabber, our investment account will not be reduced below zero, unless at some future date we become obligated to fund future Jabber losses, if any. The balance of our investment in Jabber as of March 31, 2005 was zero compared to $422,000 at December 31, 2004.

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

Operating Expenses:

Our sole business is the ownership of securities of Jabber, a company we formed in February 2000. We also conduct corporate activities such as accounting, administration, public reporting and financing activities for both Webb and Jabber. We reduce our expenses by amounts reimbursed to us by Jabber for its share of these costs. Webb’s unaudited statements of operations for the three months ended March 31, 2005, are presented below.

	Three Months Ended March 31,
	2005	2004
Operating expenses:
General and administrative	$91,327	$185,362
Depreciation	—	19,361

Loss from operations	(91,327)	(204,723)
Interest income	509	3,625
Loss from investment in Jabber	(422,348)	(178,000)

Net loss	$(513,166)	$(379,098)

General and administrative expenses consist primarily of employee compensation, and other costs associated with being a public company, including investor relations, shareholder communications and legal and accounting fees. General and administrative expenses were $91,327 for the first quarter of 2005, compared with $185,362 for the first quarter of 2004. The decrease was primarily from (i) a decrease in employee compensation and related expenses of $58,000; (ii) a decrease in travel costs of $7,000; and (iii) a decrease in accounting and investor relation fees of $58,000. These reductions were partially offset by a decrease in shared costs paid by Jabber of $34,000. We are estimating Webb’s general and administrative expenses for the remainder of 2005 to be approximately $200,000 to approximately $310,000, depending on whether or not Webb remains a reporting company under the Securities Exchange Act of 1934 for the full year.

On January 1, 2005, we ceased recording depreciation expense as on December 31, 2004, we sold to Jabber or otherwise disposed of our then remaining property and equipment.

Interest Income:

Interest income was $509 for the first quarter of 2005, compared to $3,625 for the first quarter of 2004. We recorded interest income from Jabber of $509 and $3,401 in the first quarters of 2005 and 2004, respectively.

Loss on investment in Jabber:

At March 31, 2005, we owned 43.4% of Jabber’s outstanding stock, on an as-if converted basis. During the first quarter of 2005, we recorded $422,348 in losses from Jabber, compared with $178,000 for the first quarter of 2004. The increase in losses from Jabber was due to $980,000 more in losses incurred by Jabber in the first quarter of 2005 than in the first quarter of 2004. At March 31, 2005, our investment in Jabber was zero. The losses we recorded from out investment in Jabber for the three months ended March 31, 2005, were limited by approximately

$181,000 as we have no obligation to fund Jabber losses and therefore our investment in Jabber is not reduced below zero.

Jabber’s net loss was $1.4 million for the first quarter of 2005, which was $980,000 more when compared to a net loss of $410,000 for the first quarter of 2004. Jabber’s net revenues were $971,000 for the first quarter of 2005, compared with $1.6 million for the first quarter of 2004. The revenue mix between license fees and services was 66% and 34%, respectively, for the first quarter of 2005, compared with 54% and 46%, respectively, for the similar 2004 period. France Telecom, a related party, represented 3% of Jabber’s net revenues for the first quarter of 2005, compared with 76% for the first quarter of 2004. Jabber’s operating expenses were $2.3 million for the first quarter of 2005, compared with $2 million for the first quarter of 2004. The increase in operating expenses was primarily due to increases in cost of revenues and sales and marketing expenses of $198,000 and $210,000, respectively.

At March 31, 2005, Jabber’s cash and cash equivalents were $537,000, which represented a decrease of $850,000 over $1.39 million in cash and cash equivalents at December 31, 2004. The decrease was primarily due to cash used to fund Jabber’s operating activities in the first three months of 2005.

Net Loss:

Net loss was $513,166 for first quarter of 2005, compared to $379,098 for first quarter of 2004. The increase in losses for 2005 was primarily from an increase of $244,000 in losses we recorded in connection with our investment in Jabber. These were partially offset by a decrease in our operating expenses of $114,000.

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

Factors Relating to Webb

Our independent auditors have raised doubts about our ability to continue as a going concern. Based upon funds available to us at December 31, 2004, our independent auditors expressed doubt about our ability to continue as a going concern if we are unable to raise additional funds.

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

We expect to continue to incur net losses. We have incurred net losses since we began our business totaling approximately $120.7 million through March 31, 2005, including approximately $67 million of non-cash expenses. We expect to incur additional net losses during fiscal 2005 and thereafter for so long as Webb remains a holding company.

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

An investment in our common stock is risky because the price of our stock is highly volatile. Our common stock closed as high as $0.45 per share and as low as $0.20 per share between January 1, 2005 and May 1, 2005. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

•	Price and volume fluctuations in the stock market at large that do not relate to our or Jabber’s operating performance;

•	Fluctuations in Jabber’s quarterly revenue and operating results; and

•	Increases in outstanding shares of common stock upon exercise or conversion of derivative securities.

These factors may continue to affect the price of our common stock in the future.

We have issued options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of May 1, 2005, we had outstanding warrants and options to acquire approximately 1.5 million and 2.5 million shares, respectively, of our common stock, exercisable at prices of $1.00 per share and from $0.55 to $19.06 per share, respectively, with a weighted average exercise price of approximately $1.00 and $1.96 per share, respectively. We had also reserved 734,000 shares of common stock for issuance upon conversion of our series D junior convertible preferred stock. During the terms of these derivative securities, the holders may have the opportunity to profit from an increase in the market price of our common stock with resulting potential dilution to the holders of shares who purchased shares for a price higher than the applicable exercise or conversion price. The increase in the outstanding shares of our common stock because of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by current and future holders of our common stock.

Future sales of our common stock in the public market could depress the price of our common stock. Actual or potential future sales of substantial amounts of common stock in the public market could depress the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. At May 1, 2005 these shares consisted of:

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

PART II

OTHER INFORMATION

Items 1-5.	Not Applicable

Item 6.	Exhibits

(a)	Listing of Exhibits:

3.1(a)	Articles of Incorporation, as amended, of Webb Interactive Services, Inc. (1)

3.1(b)	Articles of Amendment setting forth the terms of Series D Junior Convertible Preferred Stock (2)

3.2	Bylaws of Webb Interactive Services, Inc. (3)

4.1	Specimen form of Webb Interactive Services, Inc. common stock certificate (4)

4.2	Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.3	Form of Incentive Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.4	Form of Nonstatutory Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.5	Webb Interactive Services, Inc. Stock Option Plan of 2000, including forms of Incentive and Nonstatutory Stock Option Agreements (5)

4.6	Form of Stock Purchase Warrant dated February 28, 2001 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, LLC (6)

10.1	Form of Nondisclosure and Nonsolicitation Agreement between Webb Interactive Services, Inc. and its employees (1)

10.2	Securities Purchase Agreement dated as of January 17, 2002, between Webb Interactive Services, Inc. and Jona, Inc. Included as an exhibit is a Registration Rights Agreement (2)

10.3	Letter Agreement between Webb Interactive Services, Inc. and Jona, Inc. (7)

10.4	Exchange Agreement dated January 17, 2002 between Webb Interactive Services, Inc. and Castle Creek Technology Partners LLC. Included as an exhibit is a Registration Rights Agreement (2)

10.5	Series D Preferred Stock Purchase Agreement dated March 17, 2003, by and among Jabber, Inc. France Telecom Technologies Investissements, Intel Capital Corporation, and Webb Interactive Services, Inc. (8)

10.6	Jabber, Inc. Certificate of Designation for Series E and D Convertible Preferred Stock (9)

10.7	Exchange Agreement, dated as of October 21, 2003, by and between Webb Interactive Services, Inc. and Jona, Inc. (10)

10.8	Investor Rights Agreement, Right of First Refusal and Co-Sale Agreement and Voting Agreement, all dated April 8, 2005, among Jabber, Inc., Jona, Inc., France Telecom Technologies Investissements and Intel Capital Corporation (9)

31.1	Certification of Chief Executive Officer and Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith. The certifications have been provided by the registrant’s Vice President and General Counsel, the registrant’s only executive officer. Rules 13a, 14 and 15d-14, pursuant to the Securities Exchange Act of 1934, as amended, provide that when an issuer does not have a CEO/CFO, the person performing similar functions must execute the required certifications. By providing the certifications, registrant’s Vice President and General Counsel acknowledges that he is performing CEO/CFO functions for registrant for the sole purpose of providing the required certifications and for no other purpose.

(1)	Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.

(2)	Filed with the Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.

(3)	Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.

(4)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2000, Commission File No. 0-28462.

(5)	Filed with the Current Report on Form 8-K, filed January 22, 2002 and amended on January 29, 2002, Commission File No. 0-28462.

(6)	Filed with the Current Report on Form 8-K, filed March 1, 2001, Commission File No. 0-28462.

(7)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2001, Commission File No. 0-28462.

(8)	Filed with the Current Report on Form 8-K, filed on March 20, 2003, Commission File No. 0-28462.

(9)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2004, Commission File No. 0-28462.

(10)	As filed with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, Commission File No. 0-28462.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBB INTERACTIVE SERVICES, INC.

Date: May 16, 2005	By	/s/ Lindley S. Branson
Vice President and Corporate Counsel