Form 10QSB/A
period 2004-09-30
WEBB INTERACTIVE SERVICES INC
filed 2005-07-21
CIK 1011901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

WEBB INTERACTIVE SERVICES, INC.

FORM 10-QSB

QUARTERLY REPORT

Webb’s Form 10-QSB for the quarter ended September 30, 2004 filed on November 15, 2004, is hereby amended as follows:

Item 3. CONTROLS AND PROCEDURES.

At the end of the period covered by this report, Webb conducted an evaluation, under the supervision and with the participation of Webb’s principal executive and principal financial officer, of Webb’s disclosure controls and procedures (as defined in Rules 12a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive and principal financial officer concluded that Webb’s disclosure controls and procedures are effective to insure that information required to be disclosed by Webb in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to Webb’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, Webb’s internal control over financial reporting.

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

2

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

3

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBB INTERACTIVE SERVICES, INC.

Date: July 21, 2005	By	/s/ Lindley S. Branson
Vice President - General Counsel
(Principal Executive and Principal Financial Officer)

4