Form 10KSB/A
period 2004-12-31
WEBB INTERACTIVE SERVICES INC
filed 2005-07-21
CIK 1011901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Webb’s Form 10-KSB for fiscal 2004 filed on April 15, 2005, is hereby amended as follows:

Item 8A. CONTROLS AND PROCEDURES.

At December 31, 2004, the end of the last fiscal quarter covered by this report, Webb conducted an evaluation, under the supervision and with the participation of the Principal Executive and Principal Financial Officer, of Webb’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the Principal Executive and Principal Financial Officer concluded that Webb’s disclosure controls and procedures are effective to insure the information required to be disclosed by Webb in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to Webb’s management, including its Principal Executive and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, Webb’s internal control over financial reporting.

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officer

Name	Age	Director Since	Position
Lindley Branson	62	—	Vice President, General Counsel and Secretary (Principal Executive and Principal Financial Officer)
Robert Lacey	50	2002	Director
Peter Ren	46	2003	Director
Barry Roelofs	49	2005	Director

Lindley Branson, joined Webb as Vice President, General Counsel and Secretary in May 1999 and served as Secretary and General Counsel of Jabber from its formation in February 2000 to April 2005. Mr. Branson has served as Webb’s Principal Executive and Principal Financial Officer since the resignation of Webb’s Chief Executive and Chief Financial Officer on September 23, 2004. Mr. Branson has been a partner with the Minneapolis law firm of Gray, Plant, Mooty, Mooty & Bennett, P.A. for more than twenty years, with an emphasis in corporate finance, mergers and acquisitions and general corporate law.

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

WEBB INTERACTIVE SERVICES, INC.

Date: July 21, 2005	By	/s/ Lindley Branson
Lindley Branson, Vice President—General
Counsel (Principal Executive and Principal
Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lindley Branson	July 21, 2005
Lindley Branson
Vice President – General Counsel (Principal Executive and Principal Financial Officer)

/s/ Stuart Lucko*	July 21, 2005
Stuart Lucko
Controller (Principal Accounting Officer)

/s/ Robert Lacey*	July 21, 2005
Robert Lacey
(Director)

/s/ Peter Ren*	July 21, 2005
Peter Ren
(Director)

/s/ Barry Roelofs*	July 21, 2005
Barry Roelofs
(Director)

* By Lindley S. Branson
Attorney-in-fact

WEBB INTERACTIVE SERVICES, INC.

INDEX TO EXHIBITS

FORM 10-KSB (For Year Ended December 31, 2004)

(a)	Listing of Exhibits:

3.1(a)	Articles of Incorporation, as amended, of Webb Interactive Services, Inc. (1)

3.1(b)	Articles of Amendment setting forth the terms of Series D Junior Convertible Preferred Stock (2)

3.2	Bylaws of Webb Interactive Services, Inc. (3)

4.1	Specimen form of Webb Interactive Services, Inc. common stock certificate (4)

4.2	Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.3	Form of Incentive Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.4	Form of Nonstatutory Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.5	Webb Interactive Services, Inc. Stock Option Plan of 2000, including forms of Incentive and Nonstatutory Stock Option Agreements (5)

4.6	Stock Purchase Warrant dated August 25, 1999, as amended December 18, 1999, issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, Inc. (6)

4.7

4.8	Stock Purchase Warrant dated December 31, 1999 issued to by Webb Interactive Services, Inc. Marshall Capital Management, Inc. and Castle Creek Technology Partners, LLC (7)

4.9	Form of Stock Purchase Warrant dated February 28, 2001 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, LLC (8)

4.10

10.1	Form of Nondisclosure and Nonsolicitation Agreement between Webb Interactive Services, Inc. and its employees (1)

10.2	Employment Agreement between Webb Interactive Services, Inc. and Lindley S. Branson, dated March 1, 2002 (9)

10.3	Securities Purchase Agreement dated as of January 17, 2002, between Webb Interactive Services, Inc. and Jona, Inc. Included as an exhibit is a Registration Rights Agreement (2)

10.4	Letter Agreement between Webb Interactive Services, Inc. and Jona, Inc. (9)

10.5	Exchange Agreement dated January 17, 2002 between Webb Interactive Services, Inc. and Castle Creek Technology Partners LLC. Included as an exhibit is a Registration Rights Agreement (2)

10.6	Series D Preferred Stock Purchase Agreement dated March 17, 2003, by and among Jabber, Inc. France Telecom Technologies Investissements, Intel Capital Corporation, and Webb Interactive Services, Inc. Included as exhibits to the Stock Purchase Agreement are the Restated Certificate of Incorporation of Jabber, Inc. and the following additional agreements among the parties to the Stock Purchase Agreement: Investors Rights Agreement; Right of First Refusal and Co-Sale Agreement; and Voting Agreement. (10)

10.7	Jabber, Inc. Certificate of Designation for Series E and D Convertible Preferred Stock (12)

10.8	Exchange Agreement, dated as of October 21, 2003, by and between Webb Interactive Services, Inc. and Jona, Inc. (11)

10.9	Investor Rights Agreement, Right of First Refusal and Co-Sale Agreement and Voting Agreement, all dated April 8, 2005, among Jabber, Inc., Jona, Inc., France Telecom Technologies Investissements and Intel Capital Corporation (12)

13.1	The registrant intends to deliver to its shareholders a copy of 2004 Annual Report on Form 10-KSB (without exhibits), in lieu of a separate Annual Report to Shareholders

21.1	Subsidiaries of Webb Interactive Services, Inc. (12)

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC (12)

23.2	Consent of Ernst & Young LLP (12)

24.1	Power of Attorney (Included in signature page) (12)

31.1	Certification of Chief Executive Officer and Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
(2)	Filed with the Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(3)	Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.
(4)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2000, Commission File No. 0-28462.
(5)	Filed with the Current Report on Form 8-K, filed January 22, 2002 and amended on January 29, 2002, Commission File No. 0-28462.
(6)	Filed with Amendment No. 2 to Webb’s Registration Statement on Form S-3, filed January 3, 2000, Commission File No. 333-87887.
(7)	Filed with the Current Report on Form 8-K, filed January 5, 2000, Commission File No. 0-28462.
(8)	Filed with the Current Report on Form 8-K, filed March 1, 2001, Commission File No. 0-28462.
(9)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2001, Commission File No. 0-28462.
(10)	Filed with the Current Report on Form 8-K, filed on March 20, 2003, Commission File No. 0-28462.
(11)	Filed with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, Commission File No. 0-28462.
(12)	Filed with the Form 10-KSB for the year ended December 31, 2004, filed on April 15, 2005, Commission File No. 0-28462.