Form 10QSB
period 2005-06-30
WEBB INTERACTIVE SERVICES INC
filed 2005-08-22
CIK 1011901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2005

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

The number of shares of registrant’s common stock outstanding as of August 1, 2005, was: 25,555,602

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

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEBB INTERACTIVE SERVICES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$27,273	$42,688
Prepaid expenses	49,751	15,082
Note and other receivables from Jabber	—	249,249

Total current assets	77,024	307,019
Investment in Jabber	—	422,348

Total assets	$77,024	$729,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,743	$30,875
Accrued compensation, benefits and payroll taxes	3,144	16,404

Total current liabilities	11,887	47,279
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized:
Series D junior convertible preferred stock, 734 shares issued and outstanding, liquidation preference of $1,000 per share	561,781	561,781
Common stock, no par value, 60,000,000 shares authorized, 25,555,602 and 25,433,552 shares issued and outstanding, respectively	119,251,388	109,834,689
Warrants and options	1,085,028	10,501,727
Accumulated deficit	(120,833,060)	(120,216,109)

Total stockholders’ equity	65,137	682,088

Total liabilities and stockholders’ equity	$77,024	$729,367

The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues	$—	$—	$—	$—

Operating expenses:
General and administrative	103,784	165,181	195,112	350,544
Depreciation	—	17,356	—	36,717

	103,784	182,537	195,112	387,261

Loss from operations	(103,784)	(182,537)	(195,112)	(387,261)
Interest income	—	2,495	509	6,121
Loss from investment in Jabber	—	(579,765)	(422,348)	(757,765)

Net loss	$(103,784)	$(759,807)	$(616,951)	$(1,138,905)

Net loss per share, basic and diluted	$(0.00)	$(0.03)	$(0.02)	$(0.04)

Weighted average shares outstanding, basic and diluted	25,555,602	25,433,552	25,532,001	25,402,571

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(616,951)	$(1,138,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	36,717
Loss from investment in Jabber	422,348	757,765
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(34,669)	(64,168)
Increase (decrease) in accounts payable and accrued liabilities	(22,132)	40,568
Increase (decrease) in accrued compensation, benefits and payroll taxes	(13,260)	(22,533)

Net cash used in operating activities	(264,664)	(390,556)

Cash flows from investing activities:
Collection of note and other receivables from Jabber	249,249	66,870
Collection of notes receivable from Company officer	—	6,673

Net cash provided by investing activities	249,249	73,543

Net decrease in cash and cash equivalents	(15,415)	(317,013)
Cash and cash equivalents, beginning of period	42,688	559,590

Cash and cash equivalents, end of period	$27,273	$242,577

Supplemental disclosure of cash flow information:
Supplemental schedule of non-cash investing and financing activities:
Series D junior convertible preferred stock converted to common stock	$—	$38,268

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The sole business of Webb Interactive Services, Inc. (the Company, Webb, we, us or our) is the ownership of securities of Jabber, Inc. (Jabber). At June 30, 2005, on an as-if converted basis, we owned approximately 38% of Jabber’s common stock. We report our investment in Jabber in accordance with the equity method of accounting for investments.

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

At June 30, 2005, we had $27,273 in cash and $65,137 in working capital. We have no current source of cash, but have initiated efforts to raise additional operating capital. We estimate that so long as we remain only a holding company, we will require approximately $50,000 of additional operating capital to sustain our status as a reporting company through the end of 2005 and up to approximately $250,000 of additional operating capital for each year thereafter that we remain a reporting company. In the event that we are not able to raise additional working capital, we will be required to terminate our status as a reporting company under the Securities Exchange Act of 1934. We estimate that the cost of maintaining our operations as a non-reporting company would be up to approximately $150,000 per year. There can be no assurance that we will be able to raise additional operating capital or, if we are able to raise operating capital, that the terms upon which such capital is available will be acceptable.

NOTE 2 – STOCK BASED COMPENSATION PLANS

We issue stock options to our employees and outside directors to purchase our stock pursuant to stockholder approved stock option programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations. No stock-based employee compensation cost is reflected in net loss for the three and six months ended June 30, 2005 and 2004 as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically three years. The following table illustrates the effect on net income and earnings per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting and Disclosure of Stock Based Compensation (SFAS 123).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss reported	$(103,784)	$(759,807)	$(616,951)	$(1,138,905)
Expense calculated under SFAS 123	(3,541)	(73,599)	(7,081)	(152,523)

Pro-forma net loss	$(107,325)	$(833,406)	$(624,032)	$(1,291,428)

Pro-forma net loss per share-basic and diluted	$(0.00)	$(0.03)	$(0.02)	$(0.05)

We estimate the fair value of our options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. Webb did not grant any options during the six months ended June 30, 2005 and 2004.

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

	June 30,
	2005	2004
Stock options	2,529,271	2,649,919
Warrants	1,525,000	2,174,700
Series D junior convertible preferred stock	734,000	734,000

Total	4,788,271	5,558,619

The number of shares excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method were zero and 867,035 for the three and six months ended June 30, 2005 and 2004, respectively.

NOTE 4 – INVESTMENT IN JABBER, INC

Jabber, a Delaware corporation founded by Webb in February 2000, is a commercial developer of extensible instant messaging software for enterprises, government agencies, carriers and service providers and distribution partners that require real-time communication and collaboration solutions. Jabber’s products are based on the standardized extensible message and presence protocol, XMPP, developed by the Jabber.org open-source movement. Jabber instant messaging solutions differ from packaged and consumer instant messaging solutions in the ability of Jabber instant messaging to support and to be integrated with other applications and services.

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

On March 19, 2003, France Telecom Technologies Investissements (FTTI), a wholly-owned subsidiary of France Telecom, Intel Capital Corporation (Intel), a wholly-owned subsidiary of Intel Corporation, and Webb purchased an aggregate of 25,218,914 shares of Jabber series D convertible preferred stock (“series D preferred stock”) for $7.2 million. At August 1, 2005, Webb owned 18,550,232 shares of Jabber common stock and 7,705,779 shares of Jabber series D preferred stock.

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

The series E and D preferred stock include liquidation preferences which entitle the holders of the preferred stock on the liquidation of Jabber, including a sale of Jabber, to first be paid their original purchase price for their preferred stock and then to participate with holders of common stock on an as-converted basis in the distribution of the remaining proceeds. The Series E preferred stock is entitled to receive or accrue dividends at the rate of 8% per annum. The conversion price of the preferred stock would be adjusted on a weighted average basis in the event that Jabber sells shares of its common stock or securities convertible into or exercisable for its common stock at a price less than the original purchase prices for the preferred stock.

Without the prior approval of the holder of the series E preferred stock and holders of 66 2/3% of the outstanding shares of series D preferred stock, Jabber may not engage in any transaction or arrangement for the distribution of Jabber’s securities to the public; permit any transaction which would result in any of the holders of the preferred stock owning more than 49% of Jabber’s outstanding shares of capital stock; or take any other action that would result in Jabber becoming a reporting company under the Securities Exchange Act of 1934. If an event has not occurred by January 1, 2005, that would permit Webb to distribute its Jabber securities to Webb shareholders, Webb may require FTTI, on an annual basis until such an event has occurred, to sell Webb 1,000,000 shares of the Jabber common stock held by FTTI, at a purchase price equal to the conversion price for the series D preferred stock plus interest compounded at 15% per annum. Webb did not exercise this right for 2005.

The unaudited condensed financial information for Jabber is presented below:

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues	$1,964,239	$601,965	$2,935,221	$2,214,916
Costs and expenses	2,643,881	1,941,628	5,133,952	3,963,674

Loss from operations	(679,642)	(1,339,663)	(2,198,731)	(1,748,758)
Other income (loss), net	(46,050)	715	82,747	(327)

Net loss	$(725,892)	$(1,338,948)	$(2,115,984)	$(1,749,085)

Webb’s loss from investment in Jabber	$—	$(579,795)	$(422,348)	$(757,765)

The losses we recorded from our investment in Jabber for the three and six months ended June 30, 2005, were limited by approximately $276,000 and $457,000, respectively, as we have no obligation to fund further Jabber losses and therefore our investment in Jabber is not reduced below zero.

Financial Position

	June 30, 2005	December 31, 2004
Cash and cash equivalents	$972,054	$1,387,161
Accounts receivable, net	$2,136,106	$1,253,382
Other current assets	$555,652	$261,546
Property and equipment, net	$299,641	$387,724
Accounts payable and accrued liabilities	$2,127,366	$1,204,285
Deferred revenue	$1,681,537	$961,372
Note and other payables to Webb	$—	$249,249
Stockholders’ equity	$154,550	$874,906

For the three and six months ended June 30, 2005 and 2004, France Telecom accounted for 21% and 15%, respectively, and 23% and 60%, respectively, of Jabber’s total revenues.

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

	June 30, 2005	December 31, 2004
Working capital	$65,137	$259,740[1]
Cash and cash equivalents	$27,273	$42,688

	Six Months Ended June 30,
	2005	2004
Cash used in operating activities	$(264,663)	$(390,556)
Cash provided by (used in) investing activities	$249,249	$73,543

[1]	Includes note and other receivables from Jabber of $249,249 at December 31, 2004.

Working capital: Working capital is calculated by deducting current liabilities from current assets. Working capital has decreased during 2005 due to funding our operating activities with cash and a note and other receivables on-hand at December 31, 2004.

Cash flows used in operating activities: Cash used in operating activities has decreased during 2005, primarily due to a decrease in operating expenses.

Cash flows provided by investing activities: Cash provided by investing activities increased in the first six months of 2005 as a result of more collections on our note and other receivables from Jabber.

We have initiated efforts to raise additional operating capital. We estimate that so long as we remain only a holding company, we will require approximately $50,000 of additional operating capital to sustain our status as a reporting company through the end of 2005 and up to approximately $250,000 of additional operating capital for each year thereafter that we remain a reporting company. In the event that we are not able to raise additional working capital, we will be required to terminate our status as a reporting company under the Securities Exchange Act of 1934. We estimate that the cost of maintaining our operations as a non-reporting company would be up to approximately $150,000 per year. There can be no assurance that we will be able to raise additional operating capital or, if we are able to raise operating capital, that the terms upon which such capital is available will be acceptable.

Jabber’s financial plan for 2005 projects total revenues of approximately $8 million based on total sales of approximately $10 million for software sales, professional services and maintenance and support services, total expenses of approximately $12 million and cash equivalents at the end of 2005 of approximately $3 million, assuming the sale of an additional $2 million of Jabber’s series E preferred stock. Based on Jabber’s financial plan for 2005, Jabber will not achieve positive cash flow from operations on a quarter-to-quarter basis until fiscal 2006. Sales represent amounts invoiced to customers during the stated period.

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

Accounting for Investment in Jabber

We report our investment in Jabber using the equity method of accounting whereby we record our percentage of Jabber’s net income or losses as an increase or a reduction to the carrying value of our investment account on our balance sheet and as income or losses in our results of operations. To the extent that we record losses from Jabber, our investment account will not be reduced below zero, unless at some future date we become obligated to fund future Jabber losses, if any. The carrying amount of our investment in Jabber as of June 30, 2005 was zero compared to $422,348 at December 31, 2004.

We will continue to evaluate the facts and circumstances of our relationship with Jabber on an as needed basis in our continuing evaluation of our reporting method related to Jabber. A change in our relationship with Jabber or the issuance of future guidance, if any, on consolidating subsidiaries may change the method we use to report Jabber in our results of operations.

Operating Expenses:

Our sole business is the ownership of securities of Jabber, a company we formed in February 2000. We also conduct corporate activities such as accounting, administration, public reporting and financing activities. We reduce our expenses by amounts reimbursed to us by Jabber for its share of these costs. Webb’s unaudited statements of operations for the three and six months ended June 30, 2005, are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating expenses:
General and administrative	$103,784	$165,181	$195,112	$350,544
Depreciation	—	17,356	—	36,717

Loss from operations	(103,784)	(182,537)	(195,112)	(387,261)
Interest income	—	2,495	509	6,121
Loss from investment in Jabber	—	(579,765)	(422,348)	(757,765)

Net loss	$(103,784)	$(759,807)	$(616,951)	$(1,138,905)

General and administrative expenses consist primarily of employee compensation, and other costs associated with being a public company, including insurance, investor relations, shareholder communications and legal and accounting fees. General and administrative expenses decreased in the 2005 periods, compared with the similar 2004 periods, primarily from (i) a decrease in employee compensation and related expenses, including travel costs; (ii) a decrease in legal fees; and (iii) a decrease in accounting and investor relation fees. These reductions were partially offset by a decrease in shared costs paid by Jabber. We are estimating Webb’s general and administrative expenses for the remainder of 2005 to be approximately $50,000.

On January 1, 2005, we ceased recording depreciation expense as on December 31, 2004, we sold to Jabber or otherwise disposed of our then remaining property and equipment.

Loss on investment in Jabber:

During the first quarter of 2005, we recorded $422,348 in losses from Jabber, which reduced our investment in Jabber for carrying purposes to zero. The losses we recorded from our investment in Jabber for the three and six months ended June 30, 2005, were limited by approximately $276,000 and $457,000, respectively, as we have no obligation to fund Jabber losses and therefore our investment in Jabber is not reduced below zero.

Jabber’s net loss was $0.7 million and $2.1 million for the second quarter and first six months of 2005, respectively, compared to a net loss of approximately $1.34 million and $1.75 million, respectively, for the similar periods in 2004. Jabber’s net revenues were $1,964,239 and $2,935,221 for the second quarter and first six months of 2005, respectively, compared with $601,965 and $2,214,416, respectively, for the similar periods in 2004. The revenue mix between license fees and services was 83% and 17%, and 86% and 14%, respectively, for the second quarter and first six months of 2005, compared with 20% and 80% and 45% and 55%, respectively, for the similar 2004 periods. France Telecom, a related party, represented 21% and 15% of Jabber’s net revenues for the second quarter and first six months of 2005, respectively, compared with 23% and 60%, respectively, for the similar periods in 2004. The increase in Jabber’s operating expenses in the 2005 periods, compared to the similar 2004 periods, was primarily due to increases in employee compensation expenses and cost of revenues and sales and marketing expenses.

Net Loss:

Net loss was $103,784 and $616,951 for second quarter and first six months of 2005, respectively, compared to $759,827 and $1,138,905, respectively, for similar periods in 2004. The decrease in losses for 2005 was primarily from the decreases in losses we recorded in connection with our investment in Jabber and a decrease in our compensation expenses.

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

We will need to raise additional working capital to sustain our operations. Webb estimates that it needs to raise approximately $50,000 to sustain its operations to December 2005. In addition, we estimate we need to raise up to approximately $250,000 for each year thereafter to remain a reporting company under the Securities Exchange Act of 1934 and up to approximately $150,000 per year if we cease to be a reporting company. There is no assurance that we will be able to raise additional operating capital.

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

We expect to continue to incur net losses. We have incurred net losses since we began our business totaling approximately $120.8 million through June 30, 2005, including approximately $67 million of non-cash expenses. We expect to incur additional net losses during fiscal 2005 and thereafter for so long as Webb remains a holding company.

Our lack of a CEO/CFO could adversely affect our business. Since the resignation of our CEO/CFO during September 2004, we have not had any full-time employees and our Vice President/General Counsel has been our principal executive and principal financial officer. Due to our limited financial resources, we do not intend to hire a full-time CEO/CFO and do not expect to fill this position until we have secured additional financing, both the timing and availability of which are uncertain. The lack of a CEO/CFO could have a material adverse affect on our business, including our ability to participate in the development of our Jabber subsidiary.

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

An investment in our common stock is risky because the price of our stock is highly volatile. Our common stock closed as high as $0.45 per share and as low as $0.05 per share between January 1, 2005 and August 1, 2005. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

•	Price and volume fluctuations in the stock market at large that do not relate to our or Jabber’s operating performance;

•	Fluctuations in Jabber’s quarterly revenue and operating results; and

•	Increases in outstanding shares of common stock upon exercise or conversion of derivative securities.

These factors may continue to affect the price of our common stock in the future.

We have issued options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of August 1, 2005, we had outstanding warrants and options to acquire approximately 1.5 million and 2.5 million shares, respectively, of our common stock, exercisable at prices of $1.00 per share and from $0.55 to $19.06 per share, respectively, with a weighted average exercise price of approximately $1.00 and $1.96 per share, respectively. We had also reserved 734,000 shares of common stock for issuance upon conversion of our series D junior convertible preferred stock. During the terms of these derivative securities, the holders may have the opportunity to profit from an increase in the market price of our common stock with resulting potential dilution to the holders of shares who purchased shares for a price higher than the applicable exercise or conversion price. The increase in the outstanding shares of our common stock because of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by current and future holders of our common stock.

Future sales of our common stock in the public market could depress the price of our common stock. Actual or potential future sales of substantial amounts of common stock in the public market could depress the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. At August 1, 2005 these shares consisted of:

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

WEBB INTERACTIVE SERVICES, INC.

Date: August 22, 2005	By	/s/ Lindley S. Branson
Vice President and General Counsel (Principal Executive and Principal Financial Officer)