Form 10KSB/A
period 2004-12-31
WEBB INTERACTIVE SERVICES INC
filed 2005-09-20
CIK 1011901

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

This amendment to Registrant’s Annual Report in Form 10-KSB for the year ended December 31, 2004 is being filed in order to include in one filing the Form 10-KSB as filed on April 15, 2005 and as amended on July 21, 2005. The amendments to this report as originally filed are contained in Items 8A and 9, Signatures, Exhibit cover page and Exhibits 31.1 and 32.1.

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

WEBB INTERACTIVE SERVICES, INC.

Date: September 20, 2005	By	/s/ Lindley Branson
Lindley Branson, Vice President—General Counsel (Principal Executive and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lindley Branson	September 20, 2005
Lindley Branson
Vice President – General Counsel (Principal Executive, Principal Financial and Principal Accounting Officer)

/s/ Robert Lacey*	September 20, 2005
Robert Lacey
(Director)

/s/ Peter Ren*	September 20, 2005
Peter Ren
(Director)

/s/ Barry Roelofs*	September 20, 2005
Barry Roelofs
(Director)

* By Lindley S. Branson
Attorney-in-fact

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

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003

	WEBB	JABBER (1)	ELIMINATIONS	GAAP CONSOLIDATED
Net revenues	$—	$646,613	$—	$646,613

Operating expenses:
Cost of revenues	—	161,899	—	161,899
Sales and marketing expenses	—	356,983	—	356,983
Product development expenses	—	590,569	—	590,569
General and administrative expenses	813,735	427,161	—	1,240,896
Depreciation and amortization	158,874	46,828		205,702

	972,609	1,583,440	—	2,556,049

Loss from operations	(972,609)	(936,827)	—	(1,909,436)

Interest income	1,629,062	413	(1,610,547)	18,928
Loss from investment in Jabber	(2,851,755)	—	2,544,946	(306,809)
Loss on extinguishment of convertible notes payable to Webb	—	(1,571,900)	1,571,900	—
Other income (loss), net	7,668	(694)	—	6,974
Interest expense	—	(38,647)	38,647	—

Net loss before minority interest in losses of Jabber	(2,187,634)	(2,547,655)	2,544,946	(2,190,343)

Minority interest in losses of subsidiary	—	—	2,709	2,709

Net loss	$(2,187,634)	$(2,547,655)	$2,547,655	$(2,187,634)

(1)	The operating results of Jabber are for the period ended March 19, 2003.

UNAUDITED CONSOLIDATING STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2003

	WEBB	JABBER (1)	ELIMINATIONS	GAAP CONSOLIDATED
Cash flows from operating activities:
Net loss	$(2,187,634)	$(2,547,655)	$2,547,655	$(2,187,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	158,874	46,828	—	205,702
Interest income on exchange of convertible note receivable from Jabber	(1,571,900)	—	1,571,900	—
Loss on extinguishment of convertible notes payable to Webb	—	1,571,900	(1,571,900)	—
Loss from investment in Jabber	2,851,755	—	(2,544,946)	306,809
Minority interest in losses of subsidiary	—	—	(2,709)	(2,709)
Stock and stock options issued for services	66,410	—	—	66,410
Gain on sale and disposal of property and equipment	(7,621)	—	—	(7,621)
Accrued interest receivable	(1,377)	—	—	(1,377)
Accrued interest payable on convertible note payable	—	38,647	(38,647)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	—	(404,246)	—	(404,246)
(Increase) decrease in prepaid expenses	10,554	35,024	—	45,578
Decrease in short-term deposits and other assets	38,388	—	—	38,388
Increase (decrease) in accounts payable and accrued liabilities	(92,174)	160,215	38,647	106,688
Increase (decrease) in accrued compensation, benefits and payroll taxes	7,944	(8,606)	—	(662)
Increase in deferred revenue	—	653,287	—	653,287

Net cash used in operating activities	(726,781)	(454,606)	—	(1,181,387)

Cash flows from investing activities:
Purchase of property and equipment	(1,621)	(4,500)	—	(6,121)
Cash invested in Jabber	(195,000)	—	195,000	—
Purchase of Jabber securities from third-party investors	(34,993)	—	—	(34,993)
Cash retained by Jabber at March 19, 2003	—	—	(68,991)	(68,991)
Collection of note receivable from Jabber	93,445	—	—	93,445
Collections from Jabber	20,477	—	—	20,477
Collection of notes receivable from Company officer	13,346	—	—	13,346

Net provided by (cash used) in investing activities	(104,346)	(4,500)	126,009	17,163

Cash flows from financing activities:
Cash investment from Webb	—	195,000	(195,000)	—

Net cash provided by financing activities	—	195,000	(195,000)	—

Net decrease in cash and cash equivalents	(831,127)	(264,106)	(68,991)	(1,164,224)
Effect of foreign currency exchange rate changes on cash	7,519	2,218	—	9,737
Cash and cash equivalents, beginning of year	1,383,198	330,879	—	1,714,077

Cash and cash equivalents, end of year	$559,590	$68,991	$(68,991)	$559,590

(1)	The cash flows for Jabber are for the period ended March 19, 2003.

WEBB INTERACTIVE SERVICES, INC.

INDEX TO EXHIBITS

FORM 10-KSB (For Year Ended December 31, 2004)

(a)	Listing of Exhibits:

3.1(a)	Articles of Incorporation, as amended, of Webb Interactive Services, Inc. (1)

3.1(b)	Articles of Amendment setting forth the terms of Series D Junior Convertible Preferred Stock (2)

3.2	Bylaws of Webb Interactive Services, Inc. (3)

4.1	Specimen form of Webb Interactive Services, Inc. common stock certificate (4)

4.2	Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.3	Form of Incentive Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.4	Form of Nonstatutory Stock Option Agreement for Webb Interactive Services, Inc. Stock Option Plan of 1995 (3)

4.5	Webb Interactive Services, Inc. Stock Option Plan of 2000, including forms of Incentive and Nonstatutory Stock Option Agreements (5)

4.6	Stock Purchase Warrant dated August 25, 1999, as amended December 18, 1999, issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, Inc. (6)

4.7	Stock Purchase Warrant dated December 31, 1999 issued to by Webb Interactive Services, Inc. Marshall Capital Management, Inc. and Castle Creek Technology Partners, LLC (7)

4.8	Form of Stock Purchase Warrant dated February 28, 2001 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, LLC (8)

10.1	Form of Nondisclosure and Nonsolicitation Agreement between Webb Interactive Services, Inc. and its employees (1)

10.2	Employment Agreement between Webb Interactive Services, Inc. and Lindley S. Branson, dated March 1, 2002 (9)

10.3	Securities Purchase Agreement dated as of January 17, 2002, between Webb Interactive Services, Inc. and Jona, Inc. Included as an exhibit is a Registration Rights Agreement (2)

10.4	Letter Agreement between Webb Interactive Services, Inc. and Jona, Inc. (9)

10.5	Exchange Agreement dated January 17, 2002 between Webb Interactive Services, Inc. and Castle Creek Technology Partners LLC. Included as an exhibit is a Registration Rights Agreement (2)

10.6	Series D Preferred Stock Purchase Agreement dated March 17, 2003, by and among Jabber, Inc. France Telecom Technologies Investissements, Intel Capital Corporation, and Webb Interactive Services, Inc. Included as exhibits to the Stock Purchase Agreement are the Restated Certificate of Incorporation of Jabber, Inc. and the following additional agreements among the parties to the Stock Purchase Agreement: Investors Rights Agreement; Right of First Refusal and Co-Sale Agreement; and Voting Agreement. (10)

10.7	Jabber, Inc. Certificate of Designation for Series E and D Convertible Preferred Stock *

10.8	Exchange Agreement, dated as of October 21, 2003, by and between Webb Interactive Services, Inc. and Jona, Inc. (11)

10.9	Investor Rights Agreement, Right of First Refusal and Co-Sale Agreement and Voting Agreement, all dated April 8, 2005, among Jabber, Inc., Jona, Inc., France Telecom Technologies Investissements and Intel Capital Corporation *

13.1	The registrant intends to deliver to its shareholders a copy of 2004 Annual Report on Form 10-KSB (without exhibits), in lieu of a separate Annual Report to Shareholders

21.1	Subsidiaries of Webb Interactive Services, Inc. *

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC *

23.2	Consent of Ernst & Young LLP *

24.1	Power of Attorney (Included in signature page) (12)

31.1	Certification of Chief Executive Officer and Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

Ex-1

(1)	Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
(2)	Filed with the Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(3)	Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.
(4)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2000, Commission File No. 0-28462.
(5)	Filed with the Current Report on Form 8-K, filed January 22, 2002 and amended on January 29, 2002, Commission File No. 0-28462.
(6)	Filed with Amendment No. 2 to Webb’s Registration Statement on Form S-3, filed January 3, 2000, Commission File No. 333-87887.
(7)	Filed with the Current Report on Form 8-K, filed January 5, 2000, Commission File No. 0-28462.
(8)	Filed with the Current Report on Form 8-K, filed March 1, 2001, Commission File No. 0-28462.
(9)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2001, Commission File No. 0-28462.
(10)	Filed with the Current Report on Form 8-K, filed on March 20, 2003, Commission File No. 0-28462.
(11)	Filed with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, Commission File No. 0-28462.
(12)	Filed with the Form 10-KSB for the year ended December 31, 2004, filed on April 15, 2005, Commission File No. 0-28462.

Ex-2