Form 10QSB/A
period 2005-03-31
WEBB INTERACTIVE SERVICES INC
filed 2005-09-20
CIK 1011901

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

This amendment to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 is being filed in order to include in one filing the Form 10-QSB as filed on May 15, 2005 and as amended on July 21, 2005. The amendments to this report as originally filed are contained in Items 3 and 6, Signatures and Exhibits 31.1 and 32.1.

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

WEBB INTERACTIVE SERVICES, INC.

Date: September 20, 2005	By	/s/ Lindley S. Branson
Vice President and Corporate Counsel (Principal Executive and Principal Financial Officer)