Form 10QSB
period 2005-09-30
WEBB INTERACTIVE SERVICES INC
filed 2005-11-21
CIK 1011901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2005

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒  No ☐

The number of shares of registrant’s common stock outstanding as of November 18, 2005, was: 25,555,602

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

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEBB INTERACTIVE SERVICES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,055	$42,688
Prepaid expenses	27,656	15,082
Note and other receivables from Jabber	—	249,249

Total current assets	35,711	307,019
Investment in Jabber	—	422,348

Total assets	$35,711	$729,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,239	$30,875
Accrued compensation, benefits and payroll taxes	300	16,404

Total current liabilities	12,539	47,279
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized:
Series D junior convertible preferred stock, 734 shares issued and outstanding, liquidation preference of $1,000 per share	561,781	561,781
Common stock, no par value, 60,000,000 shares authorized, 25,555,602 and 25,433,552 shares issued and outstanding, respectively	119,412,070	109,834,689
Warrants and options	924,346	10,501,727
Accumulated deficit	(120,875,025)	(120,216,109)

Total stockholders’ equity	23,172	682,088

Total liabilities and stockholders’ equity	$35,711	$729,367

The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues	$—	$—	$—	$—

Operating expenses:
General and administrative	41,966	262,219	237,078	612,762
Depreciation	—	18,453	—	55,170

	41,966	280,672	237,078	667,932

Loss from operations	(41,966)	(280,672)	(237,078)	(667,932)
Interest income	—	1,439	509	7,559
Loss from investment in Jabber	—	(15,832)	(422,348)	(773,597)

Net loss	$(41,966)	$(295,065)	$(658,917)	$(1,433,970)

Net loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.03)	$(0.06)

Weighted average shares outstanding, basic and diluted	25,555,602	25,433,552	25,535,488	25,412,974

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(658,917)	$(1,433,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	55,170
Loss from investment in Jabber	422,348	773,597
Write-off of note receivable to Company officer		124,673

Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(12,573)	(35,662)
Increase in receivable from Jabber		(72,827)
Increase (decrease) in accounts payable and accrued liabilities	(18,636)	36,174
Increase (decrease) in accrued compensation, benefits and payroll taxes	(16,104)	(49,913)

Net cash used in operating activities	(283,882)	(602,755)

Cash flows from investing activities:
Collection of note and other receivables from Jabber	249,249	89,589
Collection of notes receivable from Company officer	—	9,454

Net cash provided by investing activities	249,249	99,043

Net decrease in cash and cash equivalents	(34,633)	(503,712)
Cash and cash equivalents, beginning of period	42,688	559,590

Cash and cash equivalents, end of period	$8,055	$55,878

Supplemental disclosure of cash flow information:
Supplemental schedule of non-cash investing and financing activities:
Series D junior convertible preferred stock converted to common stock	$—	$38,268

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Webb Interactive Services, Inc. (the Company, Webb, we, us or our) is engaged in the development of extensible instant messaging software for enterprises, government agencies, carriers and service providers and distributors through its minority-owned subsidiary, Jabber, Inc. (Jabber). At September 30, 2005, on an as-if converted basis, we owned approximately 34% of Jabber’s common stock. We report our investment in Jabber in accordance with the equity method of accounting for investments.

On April 8, 2005, Jabber sold 8,571,458 shares of its series E preferred stock for $1.5 million to an affiliate of Webb. The series E preferred stock purchase agreement included an option enabling the investor to purchase up to an additional $2 million worth of series E preferred stock on the same terms as the original investment. The option to purchase $500,000 worth of Series E preferred stock expired without being exercised and the remaining option was exercised on September 30, 2005. As a result of these transactions, Webb’s ownership of Jabber was reduced from approximately 43% to 34% of Jabber’s outstanding common stock on an as-if converted basis.

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

At September 30, 2005, we had $8,055 in cash and $23,172 in working capital. We have no current source of cash, but have initiated efforts to raise additional operating capital. We estimate that we will require approximately $250,000 of additional operating capital per year to sustain our status as a reporting company. In the event that we are not able to raise additional working capital, we will be required to terminate our status as a reporting company under the Securities Exchange Act of 1934. We estimate that the cost of maintaining our operations as a non-reporting company would be approximately $150,000 per year. There can be no assurance that we will be able to raise additional operating capital or, if we are able to raise additional operating capital, that the terms upon which such capital is available will be acceptable.

NOTE 2 – STOCK BASED COMPENSATION PLANS

We issue stock options to our employees and outside directors to purchase our stock pursuant to stockholder approved stock option programs. We account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations. No stock-based employee compensation cost is reflected in net loss for the three and nine months ended September 30, 2005 and 2004 as all options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. For pro forma disclosures, the estimated fair value of the options is amortized over the vesting period, typically three years. The following table illustrates the effect on net income and earnings per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting and Disclosure of Stock Based Compensation (SFAS 123).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss reported	$(41,966)	$(295,065)	$(658,917)	$(1,433,970)
Expense calculated under SFAS 123	(3,543)	(73,015)	(10,624)	(225,538)

Pro-forma net loss	$(45,509)	$(368,080)	$(669,541)	$(1,659,508)

Pro-forma net loss per share-basic and diluted	$(0.00)	$(0.04)	$(0.03)	$(0.04)

We estimate the fair value of our options using the Black-Scholes option value model, which is one of several methods that can be used to estimate option values. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates. Webb did not grant any options during the nine months ended September 30, 2005. The fair value of options granted in the three and nine months ended September 30, 2004, were estimated at the date of grant using a Black-Scholes pricing model with the weighted average assumptions in the table which follows:

Risk-free interest rate	1.59%
Expected dividend yield	0%
Expected lives	2 years
Expected volatility	144%
Weighted average fair value	$0.32

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

	September 30,
	2005	2004
Stock options	2,529,271	2,804,692
Warrants	1,505,000	2,149,700
Series D junior convertible preferred stock	734,000	734,000

Total	4,788,271	5,688,392

The number of shares excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method were zero and 867,035 for the three and nine months ended September 30, 2005 and 2004, respectively.

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

On each of April 8, 2005 and September 30, 2005, Jabber sold 8,571,428 shares (17,142,856 shares in the aggregate) of its series E convertible preferred stock (“series E preferred stock”) for $1.5 million ($3 million in the aggregate) to Jona, Inc., our largest shareholder. As a result of these transactions, Webb’s ownership interest in Jabber was reduced from approximately 43% to approximately 34% of Jabber’s outstanding common stock on an as-if converted basis.

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

The unaudited condensed financial information for Jabber is presented below:

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues	$1,953,965	$2,010,561	$4,889,186	$4,225,476
Costs and expenses	2,453,888	2,045,617	7,587,919	6,009,290

Loss from operations	(499,923)	(35,056)	(2,698,733)	(1,783,814)
Other income (loss), net	(11,385)	(1,425)	71,362	(1,753)

Net loss	$(511,308)	$(36,481)	$(2,627,371)	$(1,785,567)

Webb’s loss from investment in Jabber	$—	$(15,832)	$(422,348)	$(773,597)

The losses we recorded from our investment in Jabber for the three and nine months ended September 30, 2005, were limited by approximately $194,000 and $651,000, respectively, as we have no obligation to fund further Jabber losses and therefore our investment in Jabber is not reduced below zero.

Financial Position

	September 30, 2005	December 31, 2004
Cash and cash equivalents	$2,000,356	$1,387,161
Accounts receivable, net	$1,672,234	$1,253,382
Other current assets	$392,117	$261,546
Property and equipment, net	$256,767	$387,724
Accounts payable and accrued liabilities	$1,874,102	$1,204,285
Customer deposits and deferred revenue	$1,290,153	$961,372
Note and other payables to Webb	$—	$249,249
Stockholders’ equity	$1,157,219	$874,907

For the three and nine months ended September 30, 2005 and 2004, France Telecom accounted for 27% and 10%, respectively, and 10% and 37%, respectively, of Jabber’s total revenues.

NOTE 5 – EXERCISE OF COMMON STOCK PURCHASE WARRANT

On February 15, 2005, the holder of a warrant to purchase 343,750 shares of our common stock exercised the entire warrant under its cash-less exercise provision whereby we issued 122,050 shares of our common stock. The number of shares issued was calculated by multiplying the number of shares exercised by the quotient of the difference between the average closing price five days immediately prior to the exercise date ($0.38) and the exercise price ($0.2425) divided by the average closing price five days immediately prior to the exercise date.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Our sole business is the development of extensible instant messaging software through the ownership of securities of Jabber, a company we formed in February 2000. Jabber is a commercial developer of extensible instant messaging software for enterprises, government agencies, carriers and service providers and independent distributors of software that require real-time communication and collaboration solutions. Jabber’s products are based on the standardized extensible message and presence protocol, XMPP, developed by the Jabber.org open-source movement. Jabber instant messaging solutions differ from packaged and consumer instant messaging solutions in the ability of Jabber instant messaging to support and to be integrated with other applications and services.

On each of April 8, 2005 and September 30, 2005, Jabber sold $1.5 million ($3 million in the aggregate) worth of Jabber’s series E preferred stock. As a result of these transactions, Webb’s percentage ownership of Jabber was reduced from approximately 43% to 34% of Jabber’s outstanding common stock on an as-if converted basis.

Webb has no independent source of revenue and will, therefore, continue to incur losses from its operations. Webb’s value is dependent upon the success of Jabber. Jabber’s ability to become profitable depends on its ability to market its products and services and generate revenues sufficient to exceed its expenses. Because of the new and evolving nature of instant messaging technologies and Jabber’s early stage of development, we cannot be sure that Jabber’s revenue model will prove to be viable, whether demand for its products and services will materialize at the prices it expects to charge, or whether its current or future pricing levels will be sustainable.

LIQUIDITY AND CAPITAL RESOURCES

Based on funds available to us at December 31, 2004, our independent auditors expressed doubt about our ability to continue as a going concern if we are unable to raise additional funds.

	September 30, 2005	December 31, 2004
Working capital	$23,172	$259,740[1]
Cash and cash equivalents	$8,055	$42,688

	Nine Months Ended September 30,
	2005	2004
Cash used in operating activities	$(283,882)	$(602,755)
Cash provided by (used in) investing activities	$249,249	$99,043

[1]	Includes note and other receivables from Jabber of $249,249 at December 31, 2004.

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

Cash flows provided by investing activities: Cash provided by investing activities increased in the first nine months of 2005 as a result of more collections on our note and other receivables from Jabber.

We have initiated efforts to raise additional operating capital. We estimate that we will require approximately $250,000 of additional operating capital per year to sustain our status as a reporting company. In the event that we are not able to raise additional working capital, we will be required to terminate our status as a reporting company under the Securities Exchange Act of 1934. We estimate that the cost of maintaining our operations as a non-reporting company would be approximately $150,000 per year. There can be no assurance that we will be able to raise additional operating capital or, if we are able to raise operating capital, that the terms upon which such capital is available will be acceptable.

Jabber’s financial plan for 2005 projects (i) total revenues of approximately $8 million based on total sales of approximately $10 million for software sales, professional services and maintenance and support services, and (ii) total expenses of approximately $12 million. Based on Jabber’s financial plan for 2005, Jabber will not achieve positive cash flow from operations on a quarter-to-quarter basis until fiscal 2006. Jabber believes it has adequate capital to fund its operations to cash flow breakeven. Sales represent amounts invoiced to customers during the stated period.

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

Accounting for Investment in Jabber

We report our investment in Jabber using the equity method of accounting whereby we record our percentage of Jabber’s net income or losses as an increase or a reduction to the carrying value of our investment account on our balance sheet and as income or losses in our results of operations. To the extent that we record losses from Jabber, our investment account will not be reduced below zero, unless at some future date we become obligated to fund future Jabber losses, if any. The carrying amount of our investment in Jabber as of September 30, 2005 was zero compared to $422,348 at December 31, 2004.

We will continue to evaluate the facts and circumstances of our relationship with Jabber on an as needed basis in our continuing evaluation of our reporting method related to Jabber. A change in our relationship with Jabber or the issuance of future guidance, if any, on consolidating subsidiaries may change the method we use to report Jabber in our results of operations.

Operating Expenses:

Our sole business is the development of extensible instant messaging software through the ownership of securities of Jabber, a company we formed in February 2000. We also conduct corporate activities such as accounting, administration, public reporting and financing activities. Webb’s unaudited statements of operations for the three and nine months ended September 30, 2005, are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating expenses:
General and administrative	$41,966	$262,219	$237,078	$612,762
Depreciation	—	18,453	—	55,170

Loss from operations	(41,966)	(280,672)	(237,078)	(667,932)
Interest income	—	1,439	509	7,559
Loss from investment in Jabber	—	(15,832)	(422,348)	(773,597)

Net loss	$(41,966)	$(295,065)	$(658,917)	$(1,433,970)

General and administrative expenses consist primarily of employee compensation, and other costs associated with being a public company, including insurance, shareholder communications and legal and accounting fees. General and administrative expenses decreased in the 2005 periods, compared with the similar 2004 periods, primarily from (i) a decrease in employee compensation and related expenses, including travel costs; (ii) a decrease in legal fees; and (iii) a decrease in accounting and investor relation fees. These reductions were partially offset by a decrease in shared costs paid by Jabber. We are estimating Webb’s general and administrative expenses for the remainder of 2005 to be approximately $20,000.

On January 1, 2005, we ceased recording depreciation expense as on December 31, 2004, we sold to Jabber or otherwise disposed of our then remaining property and equipment.

Loss on investment in Jabber:

During the first quarter of 2005, we recorded $422,348 in losses from Jabber, which reduced our investment in Jabber for carrying purposes to zero. The losses we recorded from our investment in Jabber for the three and nine months ended September 30, 2005, were limited by approximately $194,000 and $651,000, respectively, as we have no obligation to fund Jabber losses and therefore our investment in Jabber is not reduced below zero.

Jabber’s net loss was approximately $0.5 million and $2.6 million for the third quarter and first nine months of 2005, respectively, compared to a net loss of approximately $0.04 million and $1.8 million, respectively, for the similar periods in 2004. Jabber’s net revenues were $1,953,965 and $4,889,186 for the third quarter and first nine months of 2005, respectively, compared with $2,010,561 and $4,225,476, respectively, for the similar periods in 2004. The revenue mix between license fees and services was 46% and 54%, and 52% and 48%, respectively, for the third quarter and first nine months of 2005, compared with 83% and 17% and 88% and 12%, respectively, for the similar 2004 periods. France Telecom, a related party, represented 27% and 10% of Jabber’s net revenues for the third quarter and first nine months of 2005, respectively, compared with 10% and 37%, respectively, for the similar periods in 2004. The increase in Jabber’s operating expenses in the 2005 periods, compared to the similar 2004 periods, was primarily due to increases in employee compensation expenses and cost of revenues and sales and marketing expenses.

Net Loss:

Net loss was $41,966 and $658,917 for third quarter and first nine months of 2005, respectively, compared to $295,065 and $1,433,970, respectively, for similar periods in 2004. The decrease in losses for 2005 was primarily from the decreases in losses we recorded in connection with our investment in Jabber and a decrease in our compensation expenses.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Webb has no independent source of revenue or business other than the ownership of securities of Jabber, Inc., a company formed by Webb in February 2000. Webb currently owns approximately 34% of Jabber’s outstanding common stock on an as-if converted basis. Factors that may affect our and Jabber’s future results include, but are not limited to, the following items as well as the information in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Factors Relating to Webb

Our independent auditors have raised doubts about our ability to continue as a going concern. Based upon funds available to us at December 31, 2004, our independent auditors expressed doubt about our ability to continue as a going concern if we are unable to raise additional funds.

We will need to raise additional working capital to sustain our operations. We estimate that we need to raise approximately $250,000 to sustain our operations for each year we remain a reporting company under the Securities Exchange Act of 1934 and approximately $150,000 per year if we cease to be a reporting company. There is no assurance that we will be able to raise additional operating capital.

Additional funding for Jabber could reduce further our ownership interest in Jabber. Jabber raised $3 million of operating capital through a sale of its series E preferred stock on April 8, 2005 and September 30, 2005. In the event that Jabber obtains additional equity investments, Webb’s percentage ownership of Jabber would be further reduced.

We expect to continue to incur net losses. We have incurred net losses since we began our business totaling approximately $121 million through September 30, 2005, including approximately $67 million of non-cash expenses. We expect to incur additional net losses during fiscal 2005 and thereafter for so long as Webb remains a holding company.

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

An investment in our common stock is risky because the price of our stock is highly volatile. Our common stock closed as high as $0.45 per share and as low as $0.05 per share between January 1, 2005 and November 1, 2005. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

•	Price and volume fluctuations in the stock market at large that do not relate to our or Jabber’s operating performance;

•	Fluctuations in Jabber’s quarterly revenue and operating results; and

•	Increases in outstanding shares of common stock upon exercise or conversion of derivative securities.

These factors may continue to affect the price of our common stock in the future.

We have issued options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of November 1, 2005, we had outstanding warrants and options to acquire approximately 1.5 million and 2.5 million shares, respectively, of our common stock, exercisable at prices of $1.00 per share and from $0.55 to $19.06 per share, respectively, with a weighted average exercise price of approximately $1.00 and $1.96 per share, respectively. We had also reserved 734,000 shares of common stock for issuance upon conversion of our series D junior convertible preferred stock. During the terms of these derivative securities, the holders may have the opportunity to profit from an increase in the market price of our common stock with resulting potential dilution to the holders of shares who purchased shares for a price higher than the applicable exercise or conversion price. The increase in the outstanding shares of our common stock because of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by current and future holders of our common stock.

Future sales of our common stock in the public market could depress the price of our common stock. Actual or potential future sales of substantial amounts of common stock in the public market could depress the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. At November 1, 2005 these shares consisted of:

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

There have been no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, Webb’s internal control over financial reporting. During the quarter ended September 30, 2005, Webb ceased contracting for its accounting services from Jabber and began using Balanced Business Partners, Inc., an accounting outsourcing company, for its accounting services.

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

WEBB INTERACTIVE SERVICES, INC.

Date: November 21, 2005	By	/s/ Lindley S. Branson
Vice President and General Counsel (Principal Executive and Principal Financial Officer)