Form 10KSB
period 2005-12-31
WEBB INTERACTIVE SERVICES INC
filed 2006-04-17
CIK 1011901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005.

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

Issuer’s Telephone Number, Including Area Code: (303) 308-3225

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, no par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒.

Issuer’s revenues for fiscal year ended December 31, 2005 were $0

The aggregate market value of voting and non-voting common equity held by non-affiliates of registrant as of March 31, 2006 was approximately $3,690,000.

The number of shares outstanding of the registrant’s common stock, no par value, as of April 12, 2006 was 26,305,602.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transitional Small Business Disclosure Format (check one).    Yes  ☐    No  ☒

PART I

Item 1. DESCRIPTION OF BUSINESS.

General

Our sole business is the development of extensible instant messaging/presence software and products through ownership of securities of Jabber, Inc. (Jabber), a company we formed in February 2000. Jabber is a commercial developer of extensible instant messaging/presence products for enterprises, government agencies, telecommunications companies, internet service providers and original equipment manufacturers that require real-time communication and collaboration solutions. Jabber’s products are based on the standardized extensible message and presence protocol, XMPP, developed by the Jabber.org open-source movement. Jabber instant messaging solutions differ from packaged and consumer instant messaging solutions in their ability to support and to be integrated with other applications and services.

We were incorporated under the laws of the State of Colorado on March 22, 1994. Our executive offices are located at 1899 Wynkoop, Suite 600, Denver, Colorado 80202, telephone number (303) 308-3225.

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

Investment Considerations

Investors should consider all of the information contained in this report including the factors discussed under Item 1 – Description of Business –Factors That May Affect Future Results, Item 6 – Management’s Discussion and Analysis or Plan of Operations, and Item 7 – Financial Statements before making an investment decision with regard to our securities.

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

Jabber, Inc.

The Market. Instant messaging (IM) combines communication, presence awareness and convenience to provide users with the opportunity for personal real-time interaction. IM adds to e-mail and telephone communications technologies presence management, buddy lists and collaboration on a small or large scale. IM enables users to know when someone is available for a conversation; buddy list management allows individuals to vary their availability for interaction depending on who is seeking to communicate with them; and presence management can extend beyond the desktop to mobile devices, allowing for “find me, follow me” services. Jabber is targeting the following markets:

•	Enterprises – Jabber provides instant messaging solutions for companies that require secure communications internally and between customers and suppliers to reduce process friction and increase efficiency of transactions. In 2005, Jabber introduced JabberNow, a turnkey appliance that can be easily connected to existing systems to provide secure and interoperable messaging solutions for small to medium-sized businesses.

•	Financial Services - Financial services firms, including investment banks, brokerages, commodity traders, and hedge funds depend on timely information to speed the throughput and volume of financial transactions and to gain a competitive edge. Jabber’s solutions are used to build real-time transactional trading systems and delivering up-to-the-minute information to the financial services work force.

•	Government Agencies - Government agencies, including federal intelligence agencies, Department of Defense and state agencies, are deploying Jabber’s solutions to facilitate real-time communication exchange between intra- and inter-agency users. These agencies are able to bridge the gap between traditional independent sources of information, knitting together the right people at the right time, which may be particularly useful in times of crisis.

•	Telecommunications Companies and Internet Service Providers – Land-line and mobile telecommunication providers and internet service providers, use Jabber’s solutions to provide IM services for their customers.

•	Technology OEMs - Technology companies who create and sell their own technology solutions use Jabber’s solutions to extend real-time presence information into their core products. These companies select Jabber because it is open, extensible, scalable, and standards-based, and gives them a time-to-market advantage when compared to building their own presence-based solution.

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

Jabber.org software is provided to the community and others under the Jabber Open Source License (JOSL), an Open Source Initiative approved open-source license. Like other open-source licenses, the JOSL requires that modifications or improvements to the core Jabber IM software be contributed back to the community. The JOSL, like some other more recent open-source licenses, has a narrower definition of derivative works than does the GNU General Public License, one of the first and best known open-source licenses. This allows code to be linked to the core open-source software without requiring that the linked code be covered by the JOSL and, therefore, to be made freely available. Software developed by Jabber generally is released under commercial license agreements that do not make the software code freely available. Jabber software is, however, fully compatible with the free Jabber.org IM software.

Employees

At March 31, 2006, Webb had 1 part-time employee in a management position.

Management

Officers of Webb are as follows:

Name	Age	Position
Lindley Branson	63	Vice President and General Counsel (Principal Executive and Principal Financial Officer)

Lindley Branson, joined Webb as Vice President and General Counsel in May 1999 and served as Secretary and General Counsel of Jabber from its formation in February 2000 to March 2005. Mr. Branson has been a partner with the Minneapolis law firm of Gray, Plant, Mooty, Mooty & Bennett, P.A. for more than thirty years, with an emphasis in corporate finance, mergers and acquisitions and general corporate law.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Webb has no independent source of revenue or business other than the ownership of securities of Jabber, Inc., a company formed by Webb in February 2000. Webb currently owns approximately 34% of Jabber’s outstanding common stock on an as-if converted basis. Factors that may affect our and Jabber’s future results include, but are not limited to, the following items as well as the information in Item 6 – Management’s Discussion and Analysis or Plan of Operations.

Factors Relating to Webb

Our independent auditors have raised doubts about our ability to continue as a going concern. Based upon funds available to us at December 31, 2005, our independent auditors have expressed doubt about our ability to continue as a going concern if we are unable to raise additional funds.

We will need to raise additional working capital to sustain our operations. We estimate that we need to raise approximately $200,000 to sustain our operations for each year we remain a reporting company under the Securities Exchange Act of 1934 and approximately $120,000 per year if we cease to be a reporting company. There is no assurance that we will be able to raise additional operating capital.

Additional funding for Jabber could reduce further our ownership interest in Jabber. Jabber raised $3 million of operating capital through a sale of its series E preferred stock on April 8, 2005 and September 30, 2005 and is currently seeking to raise additional working capital to support current operations and to expand its product development and marketing efforts. In the event that Jabber obtains additional equity investments, Webb’s percentage ownership of Jabber would be further reduced.

We expect to continue to incur net losses. We have incurred net losses since we began our business totaling approximately $121 million through December 31, 2005, including approximately $67 million of non-cash expenses. We expect to incur additional net losses during fiscal 2006 and thereafter for so long as Webb remains a holding company.

Our lack of a CEO/CFO could adversely affect our business. Since the resignation of our CEO/CFO during September 2004, we have not had any full-time employees and our Vice President/General Counsel has been our principal executive and principal financial officer. Due to our limited financial resources, we do not intend to hire a full-time CEO/CFO and currently do not expect to fill this position. The lack of a CEO/CFO could have a material adverse affect on our business, including our ability to participate in the development of our Jabber subsidiary.

Trading in our common stock may diminish if we cease to be a reporting company. If we are not able to raise additional operating capital, we will not be able to maintain our status as a reporting company under the Securities Exchange Act of 1934. In this event, many brokers who are currently willing to engage in transactions in our common stock may be unwilling to continue to do so because there is likely to be substantially less information regarding our operations available to our shareholders and to potential investors, thereby making it more difficult for our shareholders and purchases of our common stock to dispose of their shares.

An investment in our common stock is risky because the price of our stock is highly volatile. Our common stock closed as high as $0.50 per share and as low as $0.05 per share between January 1, 2005 and March 31, 2006. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

•	Price and volume fluctuations in the stock market at large that do not relate to our or Jabber’s operating performance;

•	Fluctuations in Jabber’s quarterly revenue and operating results; and

•	Increases in outstanding shares of common stock upon exercise or conversion of derivative securities.

These factors may continue to affect the price of our common stock in the future.

We have issued options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of March 31, 2006, we had outstanding warrants and options to acquire approximately 1.5 million and 2.4 million shares, respectively, of our common stock, exercisable at prices of $1.00 per share and from $0.55 to $19.06 per share, respectively, with a weighted average exercise price of approximately $1.00 and $1.65 per share, respectively. We had also reserved 734,000 shares of common stock for issuance upon conversion of our series D junior convertible preferred stock. During the terms of these derivative securities, the holders may have the opportunity to profit from an increase in the market price of our common stock with resulting potential dilution to the holders of shares who purchased shares for a price higher than the applicable exercise or conversion price. The increase in the outstanding shares of our common stock because of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by current and future holders of our common stock.

Future sales of our common stock in the public market could depress the price of our common stock. Actual or potential future sales of substantial amounts of common stock in the public market could depress the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. At March 31, 2006 these shares consisted of:

•	Up to 734,000 shares issuable upon conversion of our series D junior convertible preferred stock; and

•	Approximately 1.5 million and 2.4 million shares issuable to warrant and option holders, respectively.

Factors Relating to Jabber

Jabber’s limited operating history makes it difficult to evaluate its business. Jabber was founded in February 2000 and began shipping software in 2001. Jabber has a limited operating history for its business model upon which investors may evaluate Jabber. Jabber’s business is subject to the risks, exposures and difficulties frequently encountered by early-stage companies with a limited operating history, including:

•	Limited ability to respond to competitive developments;

•	Exaggerated effect of unfavorable changes in general economic and market conditions; and

•	Limited ability to adjust Jabber’s business plan to address marketplace and technological changes.

Jabber plans on raising additional working capital. Jabber estimates that it will require approximately $2 million or more of additional working capital to fund operations through 2006. There can be no assurance that Jabber will be able to raise the funds or if available, that the funds will be available on terms and conditions acceptable to Jabber’s shareholders.

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

Because of the new and evolving nature of enterprise instant messaging and web services, the early stage of Jabber’s products and its limited operating history, we cannot predict whether Jabber’s revenue model will prove to be viable, whether demand for Jabber’s products and services will materialize at the prices Jabber expects to charge, or whether Jabber’s current or future pricing levels will be sustainable.

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

Jabber must identify and develop markets for its products and services. Suitable markets for Jabber’s products and services may not develop or, if they do develop, they may take years to become large enough to support significant business opportunities. Even if Jabber is able to successfully identify, develop, and introduce new products and services there is no assurance that suitable markets for these products and services will materialize. The following factors could affect the success of Jabber’s products and services and its ability to address sustainable markets:

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

Item 2. DESCRIPTION OF PROPERTY.

During 2005, Webb subleased from Jabber approximately 175 square feet of office space in Denver, Colorado, until August 2005, at a base monthly rental of $650. Webb currently does not lease any office space from Jabber, but does continue to use Jabber’s offices as its corporate offices.

Item 3. LEGAL PROCEEDINGS.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information. The number of record holders of our common stock on March 31, 2006 was 244. The table below sets forth the high and low bid prices for the common stock during the two years ended December 31, 2005. The information shown is based on information provided by MSN. These quotations represent prices between dealers, and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Our common stock is currently quoted on the Nasdaq over-the-counter electronic bulletin board under the symbol “WEBB.” We have never paid cash dividends on our common stock and have no present intention to do so.

	Common Stock
Quarter Ended	High Bid	Low Bid
2004
March 31	$1.49	$0.82
June 30	$0.97	$0.51
September 30	$0.70	$0.40
December 31	$0.62	$0.30

2005
March 31	$0.56	$0.31
June 30	$0.36	$0.07
September 30	$0.40	$0.05
December 31	$0.19	$0.07

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the securities authorized for issuance under Webb’s compensation plans as of December 31, 2005.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,379,021	$1.65	371,246
Equity compensation plans not approved by securities holders	—	—	—

Total	2,379,021	$1.65	371,246

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

GENERAL

Our sole business is the development of extensible instant messaging/presence software and products through the ownership of securities of Jabber, a company we formed in February 2000. Jabber is a commercial developer of extensible instant messaging software for enterprises, government agencies, telecommunications companies, internet service providers and independent distributors of software that require real-time communication and collaboration solutions. Jabber instant messaging solutions differ from packaged and consumer instant messaging solutions in the ability of Jabber instant messaging to support and to be integrated with other applications and services.

On each of April 8, 2005 and September 30, 2005, Jabber sold $1.5 million ($3 million in the aggregate) worth of Jabber’s series E preferred stock. As a result of these transactions, Webb’s percentage ownership of Jabber was reduced from approximately 43% to approximately 34% of Jabber’s outstanding common stock on an as-if converted basis.

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

LIQUIDITY AND CAPITAL RESOURCES

Based on funds available to us at December 31, 2005, our independent auditors expressed doubt about our ability to continue as a going concern if we are unable to raise additional funds.

	December 31,
	2005	2004
Working capital	$3,861	$259,740	[1]
Cash and cash equivalents	$372	$42,688

	Years Ended December 31,
	2005	2004
Cash used in operating activities	$(284,916)	$(615,258)
Cash provided by investing activities	$242,600	$98,356

[1]	Includes note and other receivables from Jabber of $249,249 at December 31, 2004.

Working capital: Working capital is calculated by deducting current liabilities from current assets. Working capital decreased during 2005 due to funding our loss from operations with cash and a note and other receivables on-hand at December 31, 2004. The only additions to current assets during 2005 were from the sale of our Netherlands subsidiary to Jabber for $6,649 and a refund of $20,905 for taxes paid in the Netherlands for two former employees.

Cash flows used in operating activities: Cash used in operating activities has decreased during 2005, primarily due to a decrease in operating expenses.

Cash flows provided by investing activities: Cash provided by investing activities increased in 2005 as a result of more collections on our note and other receivables from Jabber.

We have initiated efforts to raise additional operating capital. We estimate that we will require approximately $200,000 of additional operating capital per year to sustain our status as a reporting company. In the event that we are not able to raise additional working capital, we will be required to terminate our status as a reporting company under the Securities Exchange Act of 1934. We estimate that the cost of maintaining our operations as a non-reporting company would be approximately $120,000 per year. There can be no assurance that we will be able to raise additional operating capital or, if we are able to raise operating capital, that the terms upon which such capital is available will be acceptable.

Jabber’s financial plan for 2006 projects (i) total revenues of approximately $9.8 million based on total sales of approximately $12 million for software sales, professional services and maintenance and support services, and (ii) total expenses of approximately $13.7 million. Based on Jabber’s financial plan for 2006, Jabber will not achieve positive cash flow from operations until at least fiscal 2007. Jabber believes it has adequate capital to fund its operations to at least July 2006, but that it will require approximately $2 million or more of additional operating capital to fund the operations through 2006 and is currently attempting to raise additional operating capital. Sales represent amounts invoiced to customers during the stated period.

RESULTS OF OPERATIONS

Critical Accounting Policies

General

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See Item 7 – Financial Statements – Note 2 to Notes to Financial Statements, which contains additional information regarding Webb’s accounting policies and other disclosures required by GAAP.

Stock Option Accounting

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R will require compensation cost related to equity-based payment transactions to be recognized in financial statements. SFAS No. 123R requires measurement of the cost of equity-based payment transactions to employees at the estimated fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R requires implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma footnote disclosures required under SFAS No. 123. The provisions of SFAS No. 123R will be adopted by Webb effective for the fiscal year ending December 2006. Webb did not grant any stock options during 2005 and the application of SFAS No. 123R for the year ended December 31, 2005, would not have had a material effect on Webb’s net loss for the year.

Accounting for Investment in Jabber

We report our investment in Jabber using the equity method of accounting whereby we record our percentage of Jabber’s net income or losses as an increase or a reduction to the carrying value of our investment account on our balance sheet and as income or losses in our results of operations. To the extent that we record losses from Jabber, our investment account will not be reduced below zero, unless at some future date we become obligated to fund future Jabber losses, if any. The carrying amount of our investment in Jabber as of December 31, 2005 was zero compared to $422,348 at December 31, 2004.

We will continue to evaluate the facts and circumstances of our relationship with Jabber on an as needed basis in our continuing evaluation of our reporting method related to Jabber. A change in our relationship with Jabber or the issuance of future guidance, if any, on consolidating subsidiaries may change the method we use to report Jabber in our results of operations.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2005 and 2004

Operating Expenses:

Our sole business is the development of extensible instant messaging/presence software through the development of extensible instant messaging/presence software through the ownership of securities of Jabber, a company we formed in February 2000. We also conduct corporate activities such as accounting, administration, public reporting and financing activities.

	Years Ended December 31,
	2005	2004
Operating expenses:
General and administrative	$283,942	$697,334
Depreciation	—	72,408

Loss from operations	(283,942)	(769,742)

Interest income	509	9,092
Loss from investment in Jabber	(422,348)	(1,169,637)
Other income, net	27,554	13,574

Net Loss	$(678,227)	$(1,916,713)

General and administrative expenses consist primarily of employee compensation, and other costs associated with being a public company, including insurance, shareholder communications and legal and accounting fees. General and administrative expenses decreased in 2005, compared with 2004, primarily from (i) a decrease in employee compensation and related expenses, including travel costs; (ii) a decrease in legal fees; and (iii) a decrease in accounting and investor relation fees. These reductions were partially offset by a decrease in shared costs paid by Jabber.

On January 1, 2005, we ceased recording depreciation expense as on December 31, 2004, we sold to Jabber or otherwise disposed of our then remaining property and equipment.

Other income consisted of approximately $6,600 received in connection with the sale of our Netherlands subsidiary to Jabber and approximately $21,000 in refunds for Netherlands taxes paid for two former employees.

Loss on investment in Jabber:

During the first quarter of 2005, we recorded $422,348 in losses from Jabber, which reduced our investment in Jabber for carrying purposes to zero. The losses we recorded from our investment in Jabber for 2005 were limited by approximately $725,000, as we have no obligation to fund Jabber losses and therefore our investment in Jabber is not reduced below zero.

Jabber’s net loss was approximately $3.4 million for 2005, compared to a net loss of approximately $2.7 million for 2004. Jabber’s net revenues were $6,877,080 for 2005, compared with $5,374,683 for 2004. The revenue mix between license fees and services, including maintenance and support services, was 52% and 48%, respectively, for 2005, compared with 57% and 43%, respectively, for 2004. France Telecom, a related party, represented 29% of Jabber’s net revenues for 2005, compared with 32% for 2004. The increase in Jabber’s operating expenses in 2005, compared to 2004 was primarily due to increases in employee compensation expenses, cost of revenues, product development expenses and sales and marketing expenses.

At December 31, 2005, Jabber’s cash and cash equivalents were $0.7 million which represented a decrease of $0.69 million compared to $1.39 million in cash and cash equivalents at December 31,2004. The decrease was primarily from the approximately $3.4 million of cash used to fund operating activities in 2005, offset by approximately $2.6 million of net cash provided by financing activities.

Net Loss:

Net loss was $678,227 for 2005, compared to $1,916,713 for 2004. The decrease in losses for 2005 was primarily from the decreases in losses we recorded in connection with our investment in Jabber and a decrease in our compensation expenses.

Twelve Months Ended December 31, 2004 and 2003

Operating Expenses:

Our sole business is the development of extensible instant messaging/presence software through the ownership of securities of Jabber, a company we formed in February 2000. We also conduct corporate activities such as accounting, administration, public reporting and financing activities for both Webb and Jabber. We reduce our expenses by amounts reimbursed to us by Jabber for its share of these costs. Webb’s stand-alone unaudited statements of operations of the year ended December 31, 2004 and 2003, are presented below.

	Years Ended December 31,
	2004	2003
Operating expenses:
General and administrative	$697,334	$813,735
Depreciation and amortization	72,408	158,874

Loss from operations	(769,742)	(972,609)

Interest income	9,092	1,629,062
Other income, net	13,574	7,668
Loss from investment in Jabber	(1,169,637)	(2,851,755)
Net Loss	$(1,916,713)	$(2,187,634)

General and administrative expenses consist primarily of employee compensation, and other costs associated with being a public company, including investor relations, shareholder communications and legal and accounting fees. General and administrative expenses were $697,334 for the year ended December 31, 2004, compared with $813,735 for the year ended December 31, 2003. General and administrative expenses were reduced in 2004 primarily as a result of (i) a decrease in compensation and related expenses of $90,000; (ii) a decrease in travel and entertainment of $21,000; (iii) a decrease of $61,000 in investor relation expenses; and (iv) $66,000 of non-cash expenses we recorded in 2004 for warrants and stock options we issued to investor relation firms. These reductions were partially offset by the $125,000 non-cash expense we recorded resulting from the write-off of the notes receivable from a former officer.

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

At December 31, 2004, Jabber’s cash and cash equivalents were $1.39 million, which represented a decrease of $3.99 million compared to $5.38 million in cash and cash equivalents at December 31, 2003. The decrease was primarily from the $3.87 million of cash used to fund its operating activities in 2004.

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

Item 7. FINANCIAL STATEMENTS.

See Financial Statements beginning on page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 8A. CONTROLS AND PROCEDURES.

At December 31, 2005, the end of the last fiscal quarter covered by this report, Webb conducted an evaluation, under the supervision and with the participation of the Principal Executive and Principal Financial Officer, of Webb’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the Principal Executive and Principal Financial Officer concluded that Webb’s disclosure controls and procedures are effective to insure the information required to be disclosed by Webb in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to Webb’s management, including its Principal Executive and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, Webb’s internal control over financial reporting.

Item 8B. OTHER INFORMATION.

Not Applicable.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officer

Name	Age	Director Since	Position
Lindley Branson	63	—	Vice President, General Counsel and Secretary (Principal Executive and Principal Financial Officer)
Robert Lacey	51	2002	Director
Peter Ren	47	2003	Director
Barry Roelofs	50	2005	Director

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

Barry Roelofs, has been a director of Webb since February 2005. Mr. Roelofs has served as the Data Center Facilities Manager for Pfizer Inc. since September 2004. He has also served as the President and owner of Roelofs Trucking Inc., a Portage, Michigan—based trucking company since December 2003. Prior to his employment with Pfizer, Mr. Roelofs served as Director of Technology for USF Corporation from November 2001 to July 2003; was employed by Kellogg Company from August 1995 through October 2001 (including serving as Senior Global Technology Manager from 1998 through 2001); and served as Manager of Technology for United Parcel Service, Inc. from 1991 through 1995. Mr. Roelofs received his B.A. degree in Finance at Western Michigan University in 1989.

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

To our knowledge, based solely on review of the copies of such reports furnished to us that no other reports were required, during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were complied with in a timely manner.

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

Item 10. EXECUTIVE COMPENSATION.

The following table summarizes the annual compensation paid by Webb during years ended December 31, 2003, 2004, and 2005 to Lindley Branson, our only executive officer.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other ($)	Securities Underlying Options		All Other Compensation
Lindley Branson (1)	2005	$79,667	—	—	—		—	(2)
Vice President and	2004	$184,239	—	—	—		—
General Counsel	2003	$178,062	—	—	75,000 shs.	(3)	—

(1)	Webb reimburses Mr. Branson for commuting expenses, which totaled $7,530 and $19,353 in 2005 and 2004, respectively.
(2)	Does not include 300,000 shares of Webb’s restricted common stock granted to Mr. Branson on January 20, 2006 for services rendered, the shares having a market value on date of grant of $36,000.
(3)	Does not include an option to purchase 400,000 shares of common stock that was granted to Mr. Branson in 2003 and cancelled by mutual agreement of Webb and Mr. Branson on March 23, 2004. Mr. Branson received no consideration for the cancellation.

Webb Stock Options

Webb did not issue options to the named executive officer nor were there any options exercised during 2005.

Aggregated Option Exercises During Year Ended December 31, 2005

and Option Values at December 31, 2005

Name	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Securities Underlying Options at December 31, 2005 (#) Exercisable / Unexercisable	Value of Unexercised In-The- Money Options at December 31, 2005 ($) (2) Exercisable / Unexercisable
Lindley Branson	—	—	442,313 / 75,000	$— / $—

(1)	The value realized is determined by multiplying the number of shares exercised by the favorable difference between the exercise price per share and the closing bid price per share on the date of exercise.
(2)	The value of unexercised in-the-money options is determined by multiplying the number of shares subject to such options by the favorable difference between the exercise price per share and $0.08, the closing price per share on December 30, 2005.

Board of Director Compensation

Members of our board of directors do not receive cash compensation for their services as directors, but they are reimbursed for their reasonable expenses in attending board meetings. No options or other form of non-cash compensation were issued to members of the Board of Directors in 2005. On January 20, 2006, Peter Ren and Barry Roelofs were issued 300,000 and 150,000, respectively, restricted shares of the Company’s common stock for serving as directors of the Company through December 31, 2006 and, in Peter Ren’s case, for serving as Webb’s representative on the Jabber Board of Directors. The closing price on January 20, 2006 of the common stock on the Nasdaq Bulletin Board was $.12 per share.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information as to the name, address and stockholdings of each person known by Webb to be a beneficial owner of more than five percent of our common stock and as to the name, address and stockholdings of each director, each executive officer named in the Summary Compensation Table and all executive officers and directors, as a group, as of April 12, 2006 is set forth below. Except as indicated below, we believe that each person has the sole (or joint with spouse) voting and investment powers with respect to such shares.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned		Percent of Common Stock (1)
Robert Lacey 1899 Wynkoop, Suite 600 Denver, Colorado 80202	200,000	(2)	*

Peter Ren 1899 Wynkoop, Suite 600 Denver, Colorado 80202	599,475	(3)	2.3%

Barry Roelofs 1899 Wynkoop, Suite 600 Denver, Colorado 80202	334,100		1.3%

Lindley Branson 1899 Wynkoop, Suite 600 Denver, Colorado 80202	767,313	(4)	2.9%

Jona, Inc. P.O. Box 949 Casper, Wyoming 82602	9,250,000	(5)	35.2%

Directors and executive officers as a group (four persons)	1,900,888	(6)	7.0%

*	Less than one percent of shares outstanding.

(1)	In calculating percentage ownership, all shares of common stock which a named shareholder or group has the right to acquire within 60 days from the date of this report upon exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of common stock owned by that shareholder or group, but are not deemed to be outstanding for the purpose of computing the percentage of common stock owned by any other shareholder.
(2)	Consists of options to purchase 200,000 shares of common stock.
(3)	Includes warrants and options to purchase 250,000 shares of common stock.
(4)	Includes options for the purchase of 442,313 shares of common stock, but excludes options for the purchase of 75,000 shares of common stock that are not exercisable during the next 60 days.
(5)	Does not include 15,000 shares of common stock owned by Neil A. McMurry and his spouse. Mr. McMurry, who is the sole shareholder, president and director of Jona, Inc., is deemed to be the beneficial owner of Webb’s securities owned by Jona.
(6)	Includes warrants and options for the purchase of 892,313 shares of common stock, but excludes options for the purchase of 75,000 shares of common stock that are not exercisable during the next 60 days.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

William Cullen, our former President, Chief Executive Officer and Chief Financial Officer and a director, owed us $124,676 as of September 30, 2004. The entire amount of this receivable was written-off on September 30, 2004, in connection with his separation from Webb.

The following officers and directors of Webb loaned Webb during February 2006, the amounts set forth after their names, which are due on demand after April 30, 2006 and bear interest at the rate of 8% per annum: Lindley Branson - $17,200; Peter Ren - $10,000; and Barry Roelofs - $5,000.

Item 13. EXHIBITS.

Listing of Exhibits:

3.1(a)	Articles of Incorporation, as amended, of Webb Interactive Services, Inc. (1)

3.1(b)	Articles of Amendment setting forth the terms of Series D Junior Convertible Preferred Stock (2)

3.2	Bylaws of Webb Interactive Services, Inc. (3)

4.1	Specimen form of Webb Interactive Services, Inc. common stock certificate (4)

4.2	Webb Interactive Services, Inc. Stock Option Plan of 2000, including forms of Incentive and Nonstatutory Stock Option Agreements (5)

4.3	Form of Stock Purchase Warrant dated February 28, 2001 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, LLC (6)

10.1	Form of Nondisclosure and Nonsolicitation Agreement between Webb Interactive Services, Inc. and its employees (1)

10.2	Securities Purchase Agreement dated as of January 17, 2002, between Webb Interactive Services, Inc. and Jona, Inc. Included as an exhibit is a Registration Rights Agreement (2)

10.3	Letter Agreement between Webb Interactive Services, Inc. and Jona, Inc. (7)

10.4	Exchange Agreement dated January 17, 2002 between Webb Interactive Services, Inc. and Castle Creek Technology Partners LLC. Included as an exhibit is a Registration Rights Agreement (2)

10.5

Series D Preferred Stock Purchase Agreement dated March 17, 2003, by and among Jabber, Inc. France Telecom Technologies Investissements, Intel Capital Corporation, and Webb Interactive

Services, Inc.(8)

10.6	Jabber, Inc. Certificate of Designation for Series E and D Convertible Preferred Stock (9)

10.7	Exchange Agreement, dated as of October 21, 2003, by and between Webb Interactive Services, Inc. and Jona, Inc. (10)

10.8	Investor Rights Agreement, Right of First Refusal and Co-Sale Agreement and Voting Agreement, all dated April 8, 2005, among Jabber, Inc., Jona, Inc., France Telecom Technologies Investissements and Intel Capital Corporation (9)

13.1	Registrant does not intend to issue an annual report to shareholders other than the Annual Report on Form 10-KSB for the year ended December 31, 2005, that is made available to shareholders without charge

21.1	Subsidiaries of Webb Interactive Services, Inc. (9)

23.1	Consent of Ehrhardt Keefe Steiner & Hottman PC, independent auditors*

31.1	Certification of Chief Executive Officer and Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.
(2)	Filed with the Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.
(3)	Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.
(4)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2000, Commission File No. 0-28462.
(5)	Filed with the Current Report on Form 8-K, filed January 22, 2002 and amended on January 29, 2002, Commission File No. 0-28462.
(6)	Filed with the Current Report on Form 8-K, filed March 1, 2001, Commission File No. 0-28462.
(7)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2001, Commission File No. 0-28462.
(8)	Filed with the Current Report on Form 8-K, filed on March 20, 2003, Commission File No. 0-28462.
(9)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2004, Commission File No. 0-28462.
(10)	As filed with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, Commission File No. 0-28462.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditor’s Fees

The following table presents fees for professional services rendered by Ehrhardt Keefe Steiner Hottman PC for the audit of Webb’s financial statements for the years ended December 31, 2005 and December 31, 2004, and fees billed by Ehrhardt Keefe Steiner & Hottman PC for other services during those periods:

	2005	2004
Audit Fees	$20,566	$28,557
Audit Related Fees	22,032	—
Tax Fees	—	—
All Other Fees	—	—

Total	$42,598	$28,557

Audit Fees were for professional services for auditing and reviewing Webb’s financial statements, as well as for consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Audit Related Fees were for professional services related to reviewing Webb’s financial statements, including advising Webb as to complying with accounting policies and transactional planning.

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

WEBB INTERACTIVE SERVICES, INC.

Date: April 14, 2006	By	/s/ Lindley Branson
Lindley Branson, Vice President—General Counsel (Principal Executive and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lindley Branson	April 14, 2006
Lindley Branson
Vice President – General Counsel (Principal Executive, Principal Financial and Principal Accounting Officer)

/s/ Robert Lacey	April 14, 2006
Robert Lacey
(Director)

/s/ Peter Ren	April 14, 2006
Peter Ren
(Director)

/s/ Barry Roelofs	April 14, 2006
Barry Roelofs
(Director)

Item 7. FINANCIAL STATEMENTS.

WEBB INTERACTIVE SERVICES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Webb Interactive Services Inc.;

We have audited the accompanying balance sheets of Webb Interactive Services, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, among other factors, the Company has incurred significant and recurring losses from operations, has an accumulated deficit of $120,894,336, and such losses are expected to continue in the near future, which raises substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado,
March 15, 2006

WEBB INTERACTIVE SERVICES, INC.

BALANCE SHEETS

	December 31,
	2005	2004
ASSETS

Current assets
Cash	$372	$42,688
Other receivable (Note 3)	20,905	—
Prepaid expenses	6,889	15,082
Note and accounts receivable from Jabber (Note 4)	6,649	249,249

Total current assets	34,815	307,019

Investment in Jabber (Note 4)	—	422,348

Total assets	$34,815	$729,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$30,954	$30,875
Accrued compensation, benefits and payroll taxes	—	16,404

Total current liabilities	30,954	47,279

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized:
Series D junior convertible preferred stock, 734 shares issued and outstanding liquidation preference of $1,000 per share	561,781	561,781
Common stock, no par value, 60,000,000 shares authorized, 25,555,602 and 25,433,552 shares issued and outstanding, respectively	119,412,069	109,834,689
Warrants and options	924,347	10,501,727
Accumulated deficit	(120,894,336)	(120,216,109)

Total stockholders’ equity	3,861	682,088

Total liabilities and stockholders’ equity	$34,815	$729,367

The accompanying notes to financial statements are an integral part of these balance sheets.

WEBB INTERACTIVE SERVICES, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004
Revenues	$—	$—

Operating expenses:
General and administrative	283,942	697,334
Depreciation	—	72,408

	283,942	769,742

Loss from operations	(283,942)	(769,742)

Interest income	509	9,092
Loss from investment in Jabber (Note 4)	(422,348)	(1,169,637)
Other income, net	27,554	13,574

Net loss	$(678,227)	$(1,916,713)

Net loss per share, basic and diluted	$(0.03)	$(0.08)

Weighted average shares outstanding, basic and diluted	25,543,899	25,418,104

The accompanying notes to financial statements are an integral part of these statements.

WEBB INTERACTIVE SERVICES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Series D Junior Preferred Stock		Common Stock		Warrants and Options	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	784	$600,049	25,268,167	$105,654,866	$14,643,282	$(118,299,396)	$2,598,801
Conversion of series D junior preferred stock to common stock	(50)	(38,268)	50,000	38,268	—	—	—
Cash-less exercise of common stock purchase warrant	—	—	115,385	883,538	(883,538)	—	—
Cancellation of warrants and stock options	—	—	—	3,258,017	(3,258,017)	—	—
Net loss	—	—	—	—	—	(1,916,713)	(1,916,713)

Balance, December 31, 2004	734	561,781	25,433,552	109,834,689	10,501,727	(120,216,109)	682,088
Cash-less exercise of common stock purchase warrant	—	—	122,050	9,240,255	(9,240,255)	—	—
Cancellation of warrants and stock options	—	—	—	337,125	(337,125)	—	—
Net loss	—	—	—	—	—	(678,227)	(678,227)

Balance, December 31, 2005	734	$561,781	25,555,602	$119,412,069	$924,347	$(120,894,336)	$3,861

The accompanying notes to financial statements are an integral part of these statements.

WEBB INTERACTIVE SERVICES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(678,227)	$(1,916,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	72,408
Loss from investment in Jabber	422,348	1,169,637
Write-off of note receivable to Company officer		124,676
Gain on sale and disposal of property and equipment		(13,574)

Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	8,193	(3,797)
Increase in other receivables	(20,905)	—
Increase in accounts payable and accrued liabilities	79	7,629
Decrease in accrued compensation, benefits and payroll taxes	(16,404)	(55,524)

Net cash used in operating activities	(284,916)	(615,258)

Cash flows from investing activities:
Collection of note and other receivables from Jabber	242,600	88,902
Collection of notes receivable from Company officer	—	9,454

Net cash provided by investing activities	242,600	98,356

Net decrease in cash	(42,316)	(516,902)
Cash, beginning of period	42,688	559,590

Cash, end of period	$372	$42,688

Supplemental disclosure of cash flow information:
Supplemental schedule of non-cash investing and financing activities:
Series D junior convertible preferred stock converted to common stock	$—	$38,268

The accompanying notes to financial statements are an integral part of these statements.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Webb Interactive Services, Inc. (the Company, Webb, we, us or our) is engaged in the development of extensible instant messaging/presence software for enterprises, government agencies, carriers and service providers and distributors through its minority-owned subsidiary, Jabber, Inc. (Jabber). At December 31, 2005, on an as-if converted basis, we owned approximately 34% of Jabber’s common stock. We report our investment in Jabber in accordance with the equity method of accounting for investments.

On April 8, 2005, Jabber sold shares of its series E preferred stock for $1.5 million to an affiliate of Webb. The series E preferred stock purchase agreement included an option enabling the investor to purchase up to an additional $2 million worth of series E preferred stock on the same terms as the original investment. The option to purchase $500,000 worth of Series E preferred stock expired without being exercised and the remaining option was exercised on September 30, 2005. As a result of these transactions, Webb’s ownership of Jabber was reduced from approximately 43% to approximately 34% of Jabber’s outstanding common stock on an as-if converted basis.

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

We have not been profitable since inception. Webb does not currently have a source of revenue but does incur operating expenses separate from those of Jabber. Our success depends upon the ability of Jabber to market its products and services and generate revenues sufficient to exceed its expenses. Because of the new and evolving nature of instant messaging technologies and Jabber’s early stage of development, we cannot be sure that its revenue model will prove to be viable, whether demand for its products and services will materialize at the prices it expects to charge, or whether current or future pricing levels will be sustainable. Jabber has expended significant funds to develop its current product offerings and Jabber anticipates continuing losses through at least 2006 as it further develops and markets its products.

At December 31, 2005, we had $372 in cash and $3,861 in working capital. We have no current source of cash, but have initiated efforts to raise additional operating capital. We estimate that we will require approximately $200,000 of additional operating capital per year to sustain our status as a reporting company. In the event that we are not able to raise additional working capital, we will be required to terminate our status as a reporting company under the Securities Exchange Act of 1934. We estimate that the cost of maintaining our operations as a non-reporting company would be approximately $120,000 per year. There can be no assurance that we will be able to raise additional operating capital or, if we are able to raise additional operating capital, that the terms upon which such capital is available will be acceptable.

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

Estimates and Assumptions: Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

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

Fair Value of Financial Instruments: Financial instruments consist of cash, receivables and notes receivable. As of December 31, 2005, the carrying values of such instruments approximated their fair values.

Income Taxes: The current provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carryforwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment. Our deferred tax assets have been reduced by a valuation allowance to the extent it is more likely than not that some or all of the deferred tax assets will not be realized (See Note 9).

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

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R will require compensation cost related to equity-based payment transactions to be recognized in financial statements. SFAS No. 123R requires measurement of the cost of equity-based payment transactions to employees at the estimated fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R requires implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma footnote disclosures required under SFAS No. 123. The provisions of SFAS No. 123R will be adopted by Webb effective for the fiscal year ending December 2006. Webb did not grant any stock options during 2005 and the application of SFAS No. 123R for the year ended December 31, 2005, would not have had a material effect on Webb’s net loss for the year.

The following table illustrates the effect on net loss and loss per share if we had accounted for our stock option plans under the fair value method of accounting:

	Years Ended December 31,
	2005	2004
Net loss	$(678,227)	$(1,916,713)
Expense calculated under SFAS 123	(14,160)	(201,642)

Pro-forma net loss	(692,387)	$(2,118,355)

Pro-forma net loss per share-basic and diluted	$(0.03)	$(0.08)

We estimate the fair value of our options using a Black-Scholes option value model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of assumptions, including the expected stock price volatility. Our options have characteristics significantly different from those of traded options, and changes in the input assumptions can materially affect the fair value estimates. Webb did not grant any options during 2005. The fair value of options granted in 2004 were estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions

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

	December 31,
	2005	2004
Stock options	2,379,021	2,749,599
Series D preferred stock	734,000	734,000
Warrants	1,525,000	1,874,584

Total	4,638,021	5,358,183

The number of share equivalents excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method, were zero and 299,528 for the years ended December 31, 2005 and 2004, respectively.

(3) OTHER RECEIVABLE; NOTES RECEIVABLE FROM COMPANY OFFICER

The other receivable, at December 31, 2005, is for income tax refunds for Netherlands taxes paid for two former employees of Webb.

During 2000, pursuant to demand notes, Webb loaned a total of $165,827 to an officer of the Company. In connection with a separation agreement entered into on September 23, 2004, between the Company and its Chief Executive/Chief Financial Officer, the notes receivable were forgiven in consideration for the officer continuing to provide consulting services to the Company until January 2005. As a result, in September 2004 we recorded a non-cash expense for the balance of the notes receivable totaling $124,676. During 2004, the Company was repaid principal on these notes totaling $9,454.

(4) INVESTMENT IN JABBER

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

During 2005, Webb transferred ownership of its Netherlands subsidiary to Jabber in consideration for which Jabber paid Webb $6,649, representing the amount of the subsidiaries’ stockholders’ equity.

On each of April 8, 2005 and September 30, 2005, as adjusted for a ten for one reverse stock split approved in 2005, Jabber sold 857,143 shares (1,714,286 shares in the aggregate) of its series E convertible preferred stock (“series E preferred stock”) for $1.5 million ($3 million in the aggregate) to Jona, Inc., our largest shareholder. As a result of these transactions, Webb’s ownership interest in Jabber was reduced from approximately 43% to approximately 34% of Jabber’s outstanding common stock on an as-if converted basis. At December 31, 2005, as adjusted for the ten for one reverse stock split, Webb owned 1,855,023 shares of Jabber common stock and 770,578 shares of Jabber series D preferred stock.

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

Without the prior approval of the holder of the series E preferred stock and holders of 66 2/3% of the outstanding shares of series D preferred stock, Jabber may not engage in any transaction or arrangement for the distribution of Jabber’s securities to the public; permit any transaction which would result in any of the holders of the preferred stock owning more than 49% of Jabber’s outstanding shares of capital stock; or take any other action that would result in Jabber becoming a reporting company under the Securities Exchange Act of 1934. Until an event has happened that would permit Webb to distribute its Jabber securities to Webb shareholders, Webb may require FTTI, on an annual basis beginning on January 1, 2005, to sell Webb 100,000 shares of the Jabber common stock held by FTTI, at a purchase price equal to the conversion price for the series D preferred stock plus interest compounded at 15% per annum. Webb did not exercise this right for either 2005 or 2006.

Jabber, Inc. Condensed Results of Operations (unaudited)

	Years Ended December 31,
	2005	2004
Net revenues	$6,877,080	$5,374,683
Costs and expenses	10,067,978	8,059,548

Loss from operations	(3,190,898)	(2,684,865)
Other loss, net	(64,703)	(10,149)

Net loss	(3,255,601)	(2,695,014)

Preferred stock dividends	(118,027)	—

Net loss applicable to common stockholders	(3,373,628)	(2,695,014)

Webb’s loss from investment in Jabber	$(422,348)	$(1,169,637)

Jabber, Inc. Condensed Financial Position (unaudited)

	December 31,
	2005	2004
Cash and cash equivalents	$701,134	$1,387,161
Accounts receivable, net	$2,438,867	$1,253,382
Other current assets	$274,281	$261,546
Investments	$116,000	$—
Property and equipment, net	$276,695	$387,724
Accounts payable and accrued liabilities	$1,065,665	$769,107
Accrued salaries and payroll taxes payable	$537,017	$435,178
Deferred revenue	$1,595,628	$961,372
Note and other amounts payable to Webb	$—	$249,249
Capital leases payable	$81,494	$—
Preferred stock dividends payable	$118,027	$—
Stockholders’ equity	$409,146	$874,907

For the years ended December 31, 2005 and 2004, France Telecom accounted for 29% and 32%, respectively, of Jabber’s total revenues.

(5) PROPERTY AND EQUIPMENT

On December 31, 2004, Jabber purchased all of Webb’s remaining property and equipment for an aggregate purchase price of $200,000. As a result, Webb recorded a gain totaling $28,234. In addition, in December 2004 Webb recorded a $14,660 loss on the disposition of obsolete computer equipment. As a result of these two transactions, Webb no longer owns any property and equipment. Included in other income, net for the years ended December 31, 2004 is $13,574 in income from the sale of or the disposition of excess and obsolete property and equipment.

We depreciated computer equipment, office equipment, and software over three to five years and office furnishings over seven years. Depreciation expense totaled $72,408 for the year ended December 31, 2004.

(6) SERIES D JUNIOR CONVERTIBLE PREFERRED STOCK

At December 31, 2005 and 2004, we had 734 outstanding shares of series D preferred stock. The series D preferred stock does not bear dividends and does not entitle the holders to any voting rights except as required by Colorado law. Each share of series D preferred stock is convertible into 1,000 shares of our common stock. The series D preferred stock is convertible into common stock unless the conversion would result in the holder being a beneficial owner of more than 4.99% of our common stock. The conversion price is $1.00 per share.

The series D preferred stock has liquidation preferences. If we liquidate, dissolve or wind-up our business, whether voluntarily or involuntarily, after we pay our debts and other liabilities, the holder of the preferred stock will be entitled to receive from our remaining net assets, before any distribution to the holders of our common stock, the amount of $1,000 per share.

On February 2, 2004, the holder of our series D preferred stock converted 50 shares into 50,000 shares of our common stock at a conversion price per share of $1.00.

(7) STOCK OPTION PLANS

We have a stock option plan for directors, officers, employees and other third parties. The options vest over various terms with a maximum vesting period of 60 months and expire after a maximum of seven years from the date of grant. At December 31, 2005, there were options for 2,379,021 shares of common stock outstanding and options for 2,300,689 shares of common stock were vested, with 371,246 options available for future grants under the 2000 plan. The 1995 plan expired in 2005 and options may no longer be granted under this plan.

A summary of the status of the plans as of December 31, 2005 and 2004, and changes during the years then ended are as follows:

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,541,771	$1.96	5,317,086	$3.13
Granted	—	—	200,000	$0.55
Forfeited and cancelled	162,750	$2.79	(2,975,315)	$3.96

Outstanding at end of year	2,379,021	$1.65	2,541,771	$1.96

Exercisable at end of year	2,300,689	$1.67	2,460,105	$1.99

No options were granted in the year ended December 31, 2005. The weighted average fair value of options granted during the year ended December 31, 2004, with exercise prices greater than the fair market value on grant date is $0.32.

The status of total stock options outstanding and exercisable under the plans as of December 31, 2004, is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares	Weighted Average Exercise Price
$ 0.55 – $ 1.38	2,008,224	$0.72	3.6	1,929,892	$0.71
$ 1.39 – $ 3.46	171,384	$2.20	2.2	171,384	$2.20
$ 3.47 – $ 8.68	10,413	$8.33	1.6	10,413	$8.33
$8.69 – $19.06	189,000	$10.62	1.1	189,000	$10.62

	2,379,021	$1.65		2,300,689	$1.67

(8) WARRANTS AND OPTIONS FOR COMMON STOCK ISSUED OUTSIDE THE STOCK OPTION PLANS

We have issued common stock purchase warrants and options outside our stock option plans (Warrants) in connection with the sale of securities, business acquisitions and services rendered to the Company. The following table sets forth outstanding Warrants as of December 31, 2005 and 2004.

			2005	2004
Warrants and Options Issued in Connection With	Expiration Date	Current Exercise Price Per Share	Shares Underlying Warrants Outstanding	Shares Underlying Warrants Outstanding
Warrants issues with sale of private placement	January to April 2007	$1.00	675,000	675,000
Warrant issued for exchange of 10% convertible note payable	January 2007	$1.00	750,000	750,000
Series B preferred stock warrants	February 2005	$0.2425	—	343,750
Investor relations firm warrant	April 2006	$1.00	100,000	100,000
Placement firm warrant	March 2005	$38.44	—	5,834

Total			1,525,000	1,874,584

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

(9) INCOME TAXES

The statutory federal income tax rate was 34% for the years ended December 31, 2005 and 2004. Differences between the income tax expense reported in the statements of operations and the amount reported by applying the statutory federal income tax rate to loss before income taxes are as follows:

	Years Ended December 31,
	2005	2004
Benefit at statutory rate	$(230,597)	$(648,348)
Increase (decrease) due to:
State income taxes	(8,388)	(23,357)
Nondeductible expenses	144,172	407,687
Valuation allowance	94,813	264,018

Income tax provision	$—	$—

Components of net deferred assets as of December 31, 2005 and 2004 are as follows:

	Years Ended December 31,
	2005	2004
Deferred tax assets:
Accrued liabilities and other reserves	$0	$3,185
Net operating losses	21,019,383	20,453,444
Stock and warrant expense	0	393,549

Total deferred tax assets	21,019,383	20,850,178

Deferred tax liabilities:

Valuation allowance	(21,019,383)	(20,850,178)

Net deferred tax assets	$—	$—

For income tax purposes, we have approximately $56 million of net operating loss carryforwards that expire at various dates through 2025. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event of a significant change in ownership. Realization of net operating loss carryforwards is dependent on generating sufficient taxable income prior to the expiration dates.

During 2005 and 2004, we increased our valuation allowance by $169,205 and $264,018, respectively, due mainly to uncertainty relating to the realizability of the 2005 and 2004 net operating loss carryforwards.

(10) RELATED PARTY TRANSACTIONS

Webb’s vice-president of administration and corporate counsel, who began his employment with the Company in 1999, is also a partner in the law firm we retain for our legal services. We incurred $3,116 and $23,069 in legal fees to the law firm during the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, our accounts payable balances included $495 and $901, respectively, payable to the law firm.

(13) SUBSEQUENT EVENT

On January 20, 2006, we issued an aggregate of 750,000 restricted shares of our common stock to an officer and two directors of Webb in lieu of cash compensation. The closing price for our common stock on January 20, 2006 on the Nasdaq Bulletin Board was $.12 per share.

During February 2006, an officer and two directors loaned the company an aggregate of $32,200 pursuant to loans due on demand after April 30, 2006, which bear interest at 8% per annum.