Form 10QSB
period 2006-03-31
WEBB INTERACTIVE SERVICES INC
filed 2006-05-22
CIK 1011901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2006

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

(303) 308-3025

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

The number of shares of registrant’s common stock outstanding as of as of May 1, 2006, was: 26,305,602

WEBB INTERACTIVE SERVICES, INC.

FORM 10-QSB

QUARTERLY REPORT

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-QSB entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Operating Results, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission (SEC). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company’s business. While the financial information included in this report regarding Jabber, Inc. is based on information provided by Jabber, Webb is solely responsible for the disclosures and Jabber has not reviewed or otherwise endorsed the disclosures.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEBB INTERACTIVE SERVICES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash	$281	$372
Other receivables	—	20,905
Prepaid expenses	52,531	6,889
Note and other receivables from Jabber	—	6,649

Total current assets	52,812	34,815
Investment in Jabber	—	—

Total assets	$52,812	$34,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$55,612	$30,954
Notes payable to related parties	32,200	—

Total current liabilities	$87,812	30,954
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized:
Series D junior convertible preferred stock, 734 shares issued and outstanding, liquidation preference of $1,000 per share	561,781	561,781
Common stock, no par value, 60,000,000 shares authorized, 26,305,602 and 25,555,602 shares issued and outstanding, respectively	119,502,069	119,412,069
Warrants and options	924,347	924,347
Accumulated deficit	(121,023,197)	(120,894,336)

Total stockholders’ equity (deficit)	(35,000)	3,861

Total liabilities and stockholders’ equity	$52,812	$34,815

The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Net revenues	$—	$—

Operating expenses:
General and administrative	130,329	91,327

	130,329	91,327

Loss from operations	(130,329)	(91,327)
Interest income (expense)	(318)	509
Loss from investment in Jabber	—	(422,348)
Other Income	1,786	—

Net loss	$(128,861)	$(513,166)

Net loss per share, basic and diluted	$(0.00)	$(0.02)

Weighted average shares outstanding, basic and diluted	26,138,935	25,058,138

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(128,861)	$(513,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock in lieu of cash compensation	90,000	—
Loss from investment in Jabber	—	422,348
Changes in operating assets and liabilities:
Decrease in accounts receivable	20,905	—
Decrease in other receivables	6,649	—
Increase in prepaid expenses and other current assets	(45,642)	(56,715)
Increase in accounts payable and accrued liabilities	24,658	11,095
Increase (decrease) in accrued compensation, benefits and payroll taxes	—	343

Net cash used in operating activities	(32,291)	(136,095)

Cash flows from investing activities:
Collection of note and other receivables from Jabber	—	97,261
Proceeds from related parties	32,200	—

Net cash provided by investing activities	32,200	97,261

Net decrease in cash and cash equivalents	(91)	(38,834)
Cash and cash equivalents, beginning of period	372	42,688

Cash and cash equivalents, end of period	$281	$3,854

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

During 2005, Jabber sold shares of its series E preferred stock for $3 million to an affiliate of Webb. As a result, Webb’s ownership of Jabber was reduced from approximately 43% to approximately 34% of Jabber’s outstanding common stock on an as-if converted basis.

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

At March 31, 2006, we had $281 in cash and a $35,000 working capital deficit. We have no current source of cash, but have initiated efforts to raise additional operating capital. We estimate that we will require approximately $200,000 of additional operating capital per year to sustain our status as a reporting company. In the event that we are not able to raise additional working capital, we will be required to terminate our status as a reporting company under the Securities Exchange Act of 1934. We estimate that the cost of maintaining our operations as a non-reporting company would be approximately $120,000 per year. There can be no assurance that we will be able to raise additional operating capital or, if we are able to raise additional operating capital, that the terms upon which such capital is available will be acceptable.

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

NOTE 2 – STOCK BASED COMPENSATION PLANS

We issue stock options to our employees and outside directors to purchase our stock pursuant to stockholder approved stock option programs. For periods prior to January 1, 2006, we elected to account for our stock-based compensation plans under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations. For these periods, we applied the disclosure provisions of SFAS Statement No. 123, “Accounting and Disclosure of Stock

Based Compensation” (SFAS 123), as amended by SFAS Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R requires compensation cost related to equity-based payment transactions to be recognized in financial statements. SFAS No. 123R requires measurement of the cost of equity-based payment transactions to employees at the estimated fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R requires implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma footnote disclosures required under SFAS No. 123. The provisions of SFAS No. 123R have been adopted by Webb effective for the fiscal year ending December 31, 2006. Webb did not grant any stock options during the first quarter of 2006 or 2005.

The following table illustrates the effect on net income and earnings per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under SAFS No. 123, accounting and disclosure of stock-based compensation:

	Three Months Ended March 31,
	2006	2005
Net loss as reported	$(128,861)	$(513,166)
Expense calculated under SFAS 123	—	(3,540)

Pro-forma net loss	$(128,861)	$(516,706)

Pro-forma net loss per share-basic and diluted	$(0.00)	$(0.02)

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

	March 31,
	2006	2005
Stock options	2,379,021	2,529.271
Warrants	1,525,000	1,525,000
Series D junior convertible preferred stock	734,000	734,000

Total	4,638,021	4,788,271

The number of shares excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method were zero for the three months ended March 31, 2006 and 2005.

NOTE 4 – OTHER RECEIVABLE

The other receivable, at December 31, 2005, is for income tax refunds for Netherlands taxes paid for two former employees of Webb.

NOTE 5 – INVESTMENT IN JABBER, INC

Jabber, a Delaware corporation founded by Webb in February 2000, is a commercial developer of extensible instant messaging software for enterprises, government agencies, carriers and service providers and distribution partners that require real-time communication and collaboration solutions. Jabber’s products are based on the standardized extensible message and presence protocol, XMPP. Jabber instant messaging solutions differ from packaged and consumer instant messaging solutions in the ability of Jabber instant messaging to be customized and integrated with other applications and services.

During 2005, Webb transferred ownership of its Netherlands subsidiary to Jabber in consideration for which Jabber paid Webb $6,649, representing the amount of the subsidiaries’ stockholders’ equity.

On each of April 8, 2005 and September 30, 2005, as adjusted for a 10 for 1 reverse stock split approved in 2005, Jabber sold 857,143 shares (1,714,286 shares in the aggregate) of its series E convertible preferred stock (“series E preferred stock”) for $1.5 million ($3 million in the aggregate) to Jona, Inc., our largest shareholder. As a result of these transactions, Webb’s ownership interest in Jabber was reduced from approximately 43% to approximately 34% of Jabber’s outstanding common stock on an as-if converted basis. At March 31, 2006, as adjusted for the 10 for 1 reverse stock split, Webb owned 1,855,023 shares of Jabber common stock and 770,578 shares of Jabber series D preferred stock.

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

Jabber, Inc. Condensed Results of Operations (unaudited)

	Three Months Ended March 31,
	2006	2005
Net revenues	$2,329,137	$970,982
Costs and expenses	2,382,237	2,340,071

Loss from operations	(53,100)	(1,369,089)
Other loss, net	(3,429)	(21,002)

Net Loss	(56,529)	(1,390,091)

Preferred stock dividends	(59,178)	—

Net loss applicable to common stockholders	$(115,707)	$(1,390,091)

Webb’s loss from investment in Jabber	—	$(422,348)

The losses we recorded from our investment in Jabber for the three months ended March 31, 2006 and 2005 were limited by approximately $39,000 and $181,000, respectively, as we have no obligation to fund further Jabber losses and therefore our investment in Jabber is not reduced below zero.

Jabber, Inc. Condensed Financial Position (unaudited)

	March 31, 2006	December 31, 2005
Cash and cash equivalents	$895,073	$701,134
Accounts receivable, net	$2,499,835	$2,438,867
Other current assets	$226,231	$274,281
Investments	$150,000	$116,000
Property and equipment, net	$279,275	$276,695
Accounts payable and accrued liabilities	$984,310	$1,065,665
Accrued salaries and payroll taxes payable	$694,365	$537,017
Deferred revenue	$1,613,193	$1,595,628
Capital leases payable	$290,607	$81,494
Preferred stock dividends payable	$177,205	$118,027
Stockholders’ equity	$290,734	$409,146

NOTE 6 – COMMON STOCK; EXERCISE OF WARRANT

During the quarter ended March 31, 2006, the Company granted 750,000 shares of common stock to compensate an officer and two directors for services rendered and to be rendered. The fair value of the shares granted for services was recognized as expenses during the quarter ended March 31, 2006.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2006, related parties loaned the Company $32,200 pursuant to promissory notes due on demand after April 30, 2006 and bearing interest at the rate of 8% per annum. During April 2006, a related party loaned the Company an additional $16,000 on the same basis as the prior loans.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

Our sole business is the development of extensible instant messaging/presence software and products through the ownership of securities of Jabber, a company we formed in February 2000. Jabber is a commercial developer of extensible instant messaging software for enterprises, government agencies, telecommunications companies, internet service providers and independent distributors of software that require real-time communication and collaboration solutions. Jabber instant messaging solutions differ from packaged and consumer instant messaging solutions in the ability of Jabber instant messaging to be customized and integrated with other applications and services.

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

	March 31, 2006	December 31, 2005
Working capital (deficit)	$(35,000)	$3,861
Cash	$281	$372

	Three Months Ended March 31,
	2006	2005
Cash used in operating activities	$(32,291)	$(136,095)
Cash provided by (used in) investing activities	$32,200	$97,261

Working capital: Working capital is calculated by deducting current liabilities from current assets. Working capital decreased for the first quarter of 2006, as compared with the first quarter of 2005, primarily due to funding operating activities during the first quarter of 2006 other than compensation expenses with short-term loans.

Cash flows used in operating activities: Cash used in operating activities decreased during the first quarter of 2006, as compared with the first quarter of 2005, primarily due to the payment of compensation expenses in the first quarter of 2006 in shares of our common stock and a decrease in prepaid expenses and an increase in accounts payable and accrued liabilities in the first quarter of 2006 as compared to the first quarter of 2005.

Cash flows provided by investing activities: Cash provided by investing activities was $32,200 in the first quarter of 2006 from short-term loans by related parties, compared to $97,261 in the first quarter of 2005 from the collection of a note receivable from Jabber.

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

Jabber’s financial plan for 2006 projects (i) total revenues of more than $10 million based on total sales of approximately $12 million for software sales, professional services and maintenance and support services, and (ii) total expenses of approximately $14 million. Based on Jabber’s financial plan for 2006, Jabber will not achieve positive cash flow from operations until at least fiscal 2007. Jabber believes it has adequate capital to fund its current operations beyond 2006, but that additional operating capital should be raised to expand product development and marketing activities.

RESULTS OF OPERATIONS

Critical Accounting Policies

General

Webb’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the years presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, Webb’s financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating Webb’s reported financial results include accounting for our investment in Jabber.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See Form 10-KSB for the year ended December 31, 2005, Item 7 – Financial Statements – Note 2 to Notes to Consolidated Financial Statements, which contains additional information regarding Webb’s accounting policies and other disclosures required by GAAP.

Stock Option Accounting

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R requires compensation cost related to equity-based payment transactions to be recognized in financial statements. SFAS No. 123R requires measurement of the cost of equity-based payment transactions to employees at the estimated fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R requires implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma footnote disclosures required under SFAS No. 123. The provisions of SFAS No. 123R have been adopted by Webb effective for the fiscal year ending December 31, 2006. Webb did not grant any stock options during the first quarter of 2006 or 2005.

Accounting for Investment in Jabber

We report our investment in Jabber using the equity method of accounting whereby we record our percentage of Jabber’s net income or losses as an increase or a reduction to the carrying value of our investment account on our balance sheet and as income or losses in our results of operations. To the extent that we record losses from Jabber, our investment account will not be reduced below zero, unless at some future date we become obligated to fund future Jabber losses, if any. The balance of our investment in Jabber as of March 31, 2005 was zero.

We will continue to evaluate the facts and circumstances of our relationship with Jabber on an as needed basis in our continuing evaluation of our reporting method related to Jabber. A change in our relationship with Jabber or the issuance of future guidance, if any, on consolidating subsidiaries may change the method we use to report Jabber in our results of operations.

Operating Expenses:

Our sole business is the ownership of securities of Jabber, a company we formed in February 2000. We also conduct corporate activities such as accounting, administration, public reporting and financing activities. Webb’s unaudited statements of operations for the three months ended March 31, 2006 and 2005, are presented below.

	Three Months Ended March 31,
	2006	2005
Operating expenses:
General and administrative	$130,329	$91,327

Loss from operations	(130,329)	(91,327)
Interest income (expense)	(318)	509
Other income	1,786	—
Loss from investment in Jabber	—	(422,348)

Net loss	$(128,861)	$(513.166)

General and administrative expenses consist primarily of employee compensation, and other costs associated with being a public company. General and administrative expenses were $130,329 for the first quarter of 2006 compared to $91,327 for the first quarter of 2005. The increase was primarily from an increase in employee compensation due to including for book purposes the entire cost of shares granted during the quarter to an officer and two directors for services rendered and to be rendered, offset by a decrease in insurance premiums and accounting fees. The shares of our common stock granted in lieu of cash compensation compensate the officer for services rendered through May 2006 and for the directors for serving on the board to December 31, 2006. There were no restrictions on the share grants and the entire expense related to the grants was, therefore, included in administrative expenses for the quarter ended March 31, 2006.

Interest Income:

Interest expense was $318 for the first quarter of 2006 compared to interest income of $509 for the first quarter of 2005. We recorded interest income from Jabber of $509 in the first quarters of 2005, whereas we borrowed funds to cover operating expenses in the first quarter of 2006.

Loss on investment in Jabber:

At March 31, 2005, we owned 43.4% of Jabber’s outstanding stock, on an as-if converted basis. During the first quarter of 2006, we recorded $0 in losses from Jabber, compared with $422,348 for the first quarter of 2005. At March 31, 2005, our investment in Jabber was zero. The losses we recorded from out investment in Jabber for the three months ended March 31, 2006 and 2005, were limited by approximately $39,000 and $181,000, respectively, as we have no obligation to fund Jabber losses and therefore our investment in Jabber is not reduced below zero.

Jabber’s unauditied net loss was $115,707 for the first quarter of 2006, which was $1,274,384 less when compared to a net loss of $1,390,091 for the first quarter of 2005. Jabber’s net revenues were $2,329,137 for the first quarter of 2006, compared with $970,982 for the first quarter of 2005. The revenue mix between license fees and services was 69% and 31%, respectively, for the first quarter of 2006, compared with 65% and 35%, respectively, for the similar 2005 period. Jabber’s operating expenses were $2,382,237 for the first quarter of 2006, compared with $2,340,071 million for the first quarter of 2005. The increase in operating expenses was primarily due to increases in cost of revenues and sales and marketing expenses.

At March 31, 2006, Jabber’s cash and cash equivalents were $895,073, which represented an increase of $193,939 over $701,134 in cash and cash equivalents at December 31, 2005.

Net Loss:

Net loss was $128,861 for the first quarter of 2006, compared to $513,166 for first quarter of 2005. The higher loss for 2005 was due to the $422,348 in losses we recorded in connection with our investment in Jabber.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Webb has no independent source of revenue or business other than the ownership of securities of Jabber, Inc., a company formed by Webb in February 2000. Webb currently owns approximately 34% of Jabber’s outstanding common stock on an as-if converted basis. Factors that may affect our and Jabber’s future results include, but are not limited to, the following items as well as the information in Item 2 – Management’s Discussion and Analysis or Plan of Operations.

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

Additional funding for Jabber could reduce further our ownership interest in Jabber. Jabber raised $3 million of operating capital through a sale of its series E preferred stock on April 8, 2005 and September 30, 2005 and is currently seeking to raise additional working capital to expand its product development and marketing efforts. In the event that Jabber obtains additional equity investments, Webb’s percentage ownership of Jabber would be further reduced.

We expect to continue to incur net losses. We have incurred net losses since we began our business totaling approximately $121 million through March 31, 2006, including approximately $67 million of non-cash expenses. We expect to incur additional net losses during fiscal 2006 and thereafter for so long as Webb remains a holding company.

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

An investment in our common stock is risky because the price of our stock is highly volatile. Our common stock closed as high as $0.25 per share and as low as $0.12 per share between January 1, 2006 and May 1, 2006. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

•	Price and volume fluctuations in the stock market at large that do not relate to our or Jabber’s operating performance;

•	Fluctuations in Jabber’s quarterly revenue and operating results; and

•	Increases in outstanding shares of common stock upon exercise or conversion of derivative securities.

These factors may continue to affect the price of our common stock in the future.

We have issued options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of May 1, 2006, we had outstanding warrants and options to acquire approximately 1.5 million and 2.4 million shares, respectively, of our common stock, exercisable at prices of $1.00 per share and from $0.55 to $19.06 per share, respectively, with a weighted average exercise price of approximately $1.00 and $1.65 per share, respectively. We had also reserved 734,000 shares of common stock for issuance upon conversion of our series D junior convertible preferred stock. During the terms of these derivative securities, the holders may have the opportunity to profit from an increase in the market price of our common stock with resulting potential dilution to the holders of shares who purchased shares for a price higher than the applicable exercise or conversion price. The increase in the outstanding shares of our common stock because of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by current and future holders of our common stock.

Future sales of our common stock in the public market could depress the price of our common stock. Actual or potential future sales of substantial amounts of common stock in the public market could depress the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. At May 1, 2006 these shares consisted of:

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

Jabber plans on raising additional working capital. Jabber is currently seeking additional capital to fund an expansion of its operating activities, including product development and marketing and sales expenses. There can be no assurance that Jabber will be able to raise the funds or if available, that the funds will be available on terms and conditions acceptable to Jabber’s shareholders.

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

At March 31, 2006, the end of the last fiscal quarter covered by this report, Webb conducted an evaluation, under the supervision and with the participation of the Principal Executive and Principal Financial Officer, of Webb’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the Principal Executive and Principal Financial Officer concluded that Webb’s disclosure controls and procedures are effective to insure the information required to be disclosed by Webb in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to Webb’s management, including its Principal Executive and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, Webb’s internal control over financial reporting.

PART II

OTHER INFORMATION

Items 1 and 3-5. Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. On January 12, 2006, Webb granted an aggregate of 750,000 shares of its common stock to an officer and two directors of the Company to compensate them for services rendered and to be rendered. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Act. The transfer of the shares is restricted and can only be made in accordance with the applicable provisions of the federal and state securities laws. No commissions or other compensation were paid in connection with the grant of such shares. The closing sale price for Webb’s common stock on the date of the grant was $.12 per share.

Item 6.	Exhibits

(a)	Listing of Exhibits:

3.1	(a)	Articles of Incorporation, as amended, of Webb Interactive Services, Inc. (1)

3.1	(b)	Articles of Amendment setting forth the terms of Series D Junior Convertible Preferred Stock (2)

3.2		Bylaws of Webb Interactive Services, Inc. (3)

4.1		Specimen form of Webb Interactive Services, Inc. common stock certificate (4)

4.2		Webb Interactive Services, Inc. Stock Option Plan of 2000, including forms of Incentive and Nonstatutory Stock Option Agreements (5)

4.3		Form of Stock Purchase Warrant dated February 28, 2001 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, LLC (6)

10.1		Form of Nondisclosure and Nonsolicitation Agreement between Webb Interactive Services, Inc. and its employees (1)

10.2		Securities Purchase Agreement dated as of January 17, 2002, between Webb Interactive Services, Inc. and Jona, Inc. Included as an exhibit is a Registration Rights Agreement (2)

10.3		Letter Agreement between Webb Interactive Services, Inc. and Jona, Inc. (7)

10.4		Exchange Agreement dated January 17, 2002 between Webb Interactive Services, Inc. and Castle Creek Technology Partners LLC. Included as an exhibit is a Registration Rights Agreement (2)

10.5		Series D Preferred Stock Purchase Agreement dated March 17, 2003, by and among Jabber, Inc. France Telecom Technologies Investissements, Intel Capital Corporation, and Webb Interactive Services, Inc.(8)

10.6		Jabber, Inc. Certificate of Designation for Series E and D Convertible Preferred Stock (9)

10.7		Exchange Agreement, dated as of October 21, 2003, by and between Webb Interactive Services, Inc. and Jona, Inc. (10)

10.8		Investor Rights Agreement, Right of First Refusal and Co-Sale Agreement and Voting Agreement, all dated April 8, 2005, among Jabber, Inc., Jona, Inc., France Telecom Technologies Investissements and Intel Capital Corporation (9)

13.1	Registrant does not intend to issue an annual report to shareholders other than the Annual Report on Form 10-KSB for the year ended December 31, 2005, that is made available to shareholders without charge

21.1	Subsidiaries of Webb Interactive Services, Inc. (9)

31.1	Certification of Chief Executive Officer and Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Filed with the Registration Statement on Form S-3, filed January 29, 1999, Commission File No. 333-71503.

(2)	Filed with the Registration Statement on Form SB-2, filed April 5, 1996, Commission File No. 333-3282-D.

(3)	Filed with the Registration Statement on Form S-3, filed September 24, 1999, Commission File No. 333-86465.

(4)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2000, Commission File No. 0-28462.

(5)	Filed with the Current Report on Form 8-K, filed January 22, 2002 and amended on January 29, 2002, Commission File No. 0-28462.

(6)	Filed with the Current Report on Form 8-K, filed March 1, 2001, Commission File No. 0-28462.

(7)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2001, Commission File No. 0-28462.

(8)	Filed with the Current Report on Form 8-K, filed on March 20, 2003, Commission File No. 0-28462.

(9)	Filed with the Form 10-KSB Annual Report for the year ended December 31, 2004, Commission File No. 0-28462.

(10)	As filed with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, Commission File No. 0-28462.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBB INTERACTIVE SERVICES, INC.

Date: May 22, 2006	By	/s/ Lindley S. Branson
Vice President and General Counsel
(Principal Executive and Principal Financial Officer)