Form 10QSB
period 2006-06-30
WEBB INTERACTIVE SERVICES INC
filed 2006-08-21
CIK 1011901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2006

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

The number of shares of registrant’s common stock outstanding as of as of August 1, 2006, was: 26,305,602

WEBB INTERACTIVE SERVICES, INC.

FORM 10-QSB

QUARTERLY REPORT

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-QSB entitled Management’s Discussion and Analysis or Plan of Operations — Factors That May Affect Future Operating Results, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may,” “will” and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission (SEC). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company’s business. While the financial information included in this report regarding Jabber, Inc. is based on information provided by Jabber, Webb is solely responsible for the disclosures and Jabber has not approved or otherwise endorsed the disclosures.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WEBB INTERACTIVE SERVICES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$193	$372
Other receivables	—	20,905
Prepaid expenses	36,772	6,889
Note and other receivables from Jabber	—	6,649

Total current assets	36,965	34,815
Investment in Jabber	—	—

Total assets	$36,965	$34,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$27,132	$30,954
Notes payable to related parties	70,300	—

Total current liabilities	97,432	30,954
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value, 5,000,000 shares authorized:
Series D junior convertible preferred stock, 734 shares issued and outstanding, liquidation preference of $1,000 per share	561,781	561,781
Common stock, no par value, 60,000,000 shares authorized, 26,305,602 and 25,555,602 shares issued and outstanding, respectively	119,568,479	119,412,069
Warrants and options	857,937	924,347
Accumulated deficit	(121,048,664)	(120,894,336)

Total stockholders’ equity (deficit)	(60,467)	3,861

Total liabilities and stockholders’ equity (deficit)	$36,965	$34,815

The accompanying notes to condensed financial statements are an integral part of these condensed balance sheets.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$—	$—	$—	$—

Operating expenses:
General and administrative	33,203	103,784	163,532	195,112

	33,203	103,784	163,532	195,112

Loss from operations	(33,203)	(103,784)	(163,532)	(195,112)
Interest income (expense)	(1,174)	—	(1,492)	509
Loss from investment in Jabber	—	—	—	(422,348)
Other income	8,910	—	10,696	—

Net loss	$(25,467)	$(103,784)	$(154,328)	$(616,951)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average shares outstanding, basic and diluted	26,305,602	25,555,602	26,226,893	25,532,001

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

WEBB INTERACTIVE SERVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(154,328)	$(616,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock in lieu of cash compensation	90,000	—
Loss from investment in Jabber	—	422,348
Changes in operating assets and liabilities:
Decrease in accounts receivable	20,905	—
Decrease in other receivables	6,649	—
Increase in prepaid expenses and other current assets	(29,883)	(34,669)
Decrease in accounts payable and accrued liabilities	(3,822)	(22,132)
Decrease in accrued compensation, benefits and payroll taxes	—	(13,260)

Net cash used in operating activities	(70,479)	(264,664)

Cash flows from investing activities:
Collection of note and other receivables from Jabber		249,249
Proceeds from notes payable to related parties	70,300	—

Net cash provided by investing activities	70,300	249,249

Net decrease in cash	(179)	(15,415)
Cash and cash equivalents, beginning of period	372	42,688

Cash and cash equivalents, end of period	$193	$27,273

The accompanying notes to condensed financial statements are an integral part of these condensed statements.

WEBB INTERACTIVE SERVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

Webb Interactive Services, Inc. (the Company, Webb, we, us or our) is engaged in the development of extensible instant messaging/presence software for enterprises, government agencies, carriers and service providers and distributors through its minority-owned subsidiary, Jabber, Inc. (Jabber). At June 30, 2006, on an as-if converted basis, we owned approximately 34% of Jabber’s common stock. We report our investment in Jabber in accordance with the equity method of accounting for investments.

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

At June 30, 2006, we had $193 in cash and a $(60,467) working capital deficit. We have no current source of cash, but have initiated efforts to raise additional operating capital. We estimate that we will require approximately $200,000 of additional operating capital per year to sustain our status as a reporting company. In the event that we are not able to raise additional working capital, we will be required to terminate our status as a reporting company under the Securities Exchange Act of 1934. We estimate that the cost of maintaining our operations as a non-reporting company would be approximately $120,000 per year. There can be no assurance that we will be able to raise additional operating capital or, if we are able to raise additional operating capital, that the terms upon which such capital is available will be acceptable.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R requires compensation cost related to equity-based payment transactions to be recognized in financial statements. SFAS No. 123R requires measurement of the cost of equity-based payment transactions to employees at the estimated fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R requires implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma footnote disclosures required under SFAS No. 123. The provisions of SFAS No. 123R have been adopted by Webb effective for the fiscal year ending December 31, 2006. Webb did not grant any stock options during the first six months of 2006 or 2005.

The following table illustrates the effect on net income and earnings per share if we had accounted for our stock option and stock purchase plans under the fair value method of accounting under SAFS No. 123, accounting and disclosure of stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss reported	$(25,467)	$(103,784)	$(154,328)	$(616,950)
Expense calculated under SFAS 123	—	(3,541)	—	(7,081)

Pro-forma net loss	$(25,467)	$(107,325)	$(154,328)	$(624,061)

Pro-forma net loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

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

	June 30,
	2006	2005
Stock options	2,369,021	2,529,271
Warrants	1,425,000	1,525,000
Series D junior convertible preferred stock	734,000	734,000

Total	4,528,021	4,788,271

The number of shares excluded from the earnings per share calculation because they are anti-dilutive, using the treasury stock method were zero for the three and six months ended June 30, 2006 and 2005.

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

On each of April 8, 2005 and September 30, 2005, as adjusted for a 10 for 1 reverse stock split approved in 2005, Jabber sold 857,143 shares (1,714,286 shares in the aggregate) of its series E convertible preferred stock (“series E preferred stock”) for $1.5 million ($3 million in the aggregate) to Jona, Inc., our largest shareholder. As a result of these transactions, Webb’s ownership interest in Jabber was reduced from approximately 43% to approximately 34% of Jabber’s outstanding common stock on an as-if converted basis. At June 30, 2006, as adjusted for the 10 for 1 reverse stock split, Webb owned 1,855,023 shares of Jabber common stock and 770,578 shares of Jabber series D preferred stock.

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

Jabber, Inc. Condensed Results of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$1,433,202	$1,964,239	$3,762,337	$2,935,221
Costs and expenses	2,248,291	2,643,881	4,630,528	5,133,952

Loss from operations	(815,089)	(679,642)	(868,191)	(2,198,731)
Other income (loss), net	19,142	(46,250)	15,715	82,747

Net loss	$(795,947)	$(725,892)	$(852,476)	$(2,115,984)

Preferred Stock dividends	(64,518)	—	(123,696)	—

Net loss applicable to common stockholders	(860,465)	(725,892)	(976,172)	(2,115,984)

Webb’s loss from investment in Jabber	$—	$—	$—	$(422,348)

The losses we recorded from our investment in Jabber for the three and six months ended June 30, 2006 and 2005, were limited by approximately $294,000 and $311,000, and $276,000 and $457,000, respectively, as we have no obligation to fund further Jabber losses and therefore our investment in Jabber is not reduced below zero.

Jabber, Inc. Condensed Financial Position (unaudited)

	June 30, 2006	December 31, 2005
Cash and cash equivalents	$899,862	$701,134
Accounts receivable, net	$1,664,786	$2,438,867
Other current assets	$235,149	$274,281
Investments	$150,000	$116,000
Property and equipment, net	$321,599	$276,695
Accounts payable and accrued liabilities	$950,588	$1,065,665
Accrued salaries and payroll taxes payable	$545,438	$537,017
Deferred revenue	$1,772,044	$1,595,628
Capital leases payable	$329,498	$81,494
Preferred stock dividends payable	$241,723	$118,027
Stockholders’ equity (deficit)	$(567,895)	$409,146

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2006, related parties loaned the Company $70,300 pursuant to promissory notes due on demand after April 30, 2006 and bearing interest at the rate of 8% per annum. During July and August 2006, a related party loaned the Company an additional $23,540 on the same basis as the prior loans.

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

	June 30, 2006	December 31, 2005
Working capital (deficit)	$(60,467)	$3,861
Cash	$193	$372

	Six Months Ended June 30,
	2006	2005
Cash used in operating activities	$(70,479)	$(264,663)
Cash provided by (used in) investing activities	$70,300	$249,249

Working capital: Working capital is calculated by deducting current liabilities from current assets. Working capital decreased for the first six months of 2006, as compared with the first six months of 2005, primarily due to funding operating activities during 2006 other than compensation expenses with short-term loans.

Cash flows used in operating activities: Cash used in operating activities decreased during the first six months of 2006, as compared with the first six months of 2005, primarily due to the payment of compensation expenses in the first quarter of 2006 in shares of our common stock, a decrease in general administrative expenses due to lower audit and related fees and a decrease in other operating expenses and a decrease in accounts receivable in the first six months of 2006 as compared to the first six months of 2005.

Cash flows provided by investing activities: Cash provided by investing activities was $70,300 in the first six months of 2006 from short-term loans by related parties, compared to $249,249 in the first six months of 2005 from the collection of a note receivable from Jabber.

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

Stock Option Accounting

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R requires compensation cost related to equity-based payment transactions to be recognized in financial statements. SFAS No. 123R requires measurement of the cost of equity-based payment transactions to employees at the estimated fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS No. 123R requires implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS No. 123R also allows companies to adopt SFAS No. 123R by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in the pro forma footnote disclosures required under SFAS No. 123. The provisions of SFAS No. 123R have been adopted by Webb effective for the fiscal year ending December 31, 2006. Webb did not grant any stock options during the first six months of 2006 or 2005.

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

Operating Expenses:

Our sole business is the ownership of securities of Jabber, a company we formed in February 2000. We also conduct corporate activities such as accounting, administration, public reporting and financing activities. Webb’s unaudited statements of operations for the three and six months ended June 30, 2006 and 2005, are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating expenses:
General and administrative	$33,203	$103,784	$163,532	$195,112
Loss from operations	(33,203)	(103,7847)	(163,532)	(195,112)
Interest income (expense)	(1,174)	—	(1,492)	509
Loss from investment in Jabber	—	—	—	(422,348)

Net loss	$(25,467)	$(103,784)	$(154,328)	$(616,951)

General and administrative expenses consist primarily of employee compensation, and other costs associated with being a public company. General and administrative expenses were $33,203 and $163,532 for the three and six months ended June, 30, 2006, respectively compared to $103,784 and $195,112 for the similar periods of 2005, respectively. The decreases were primarily due to lower audit and related fees and insurance premiums paid in 2006 compared to 2005. Employee compensation for the first six months of 2006 included for book purposes the entire cost of shares granted during the quarter to an officer and two directors for services rendered and to be rendered. The shares of our common stock granted in lieu of cash compensation compensate the officer for services rendered through May 2006 and for the directors for serving on the board to December 31, 2006. There were no restrictions on the share grants and the entire expense related to the grants was, therefore, included in administrative expenses for the quarter ended March 31, 2006.

Interest Income:

Interest expense increased in the 2006 periods as a result of short-term loans required to cover operations.

Loss on investment in Jabber:

At June 30, 2005, we owned 43.4% of Jabber’s outstanding stock, on an as-if converted basis. During the first quarter of 2006, we recorded $0 in losses from Jabber, compared with $422,348 for the six months of 2005. At March 31, 2005, our investment in Jabber was zero. The losses we recorded from out investment in Jabber for the three and six months ended June 30, 2006 and 2005, were limited by approximately $294,000 and $311,000 and $276,000 and 457,000, respectively, as we have no obligation to fund Jabber losses and therefore our investment in Jabber is not reduced below zero.

Net Loss:

Net loss was $25,467 and $154,328 for the three and six months ended June 30, 2006, respectively compared to $103,784 and $616,951 for the similar periods in 2005, respectively. The higher losses for the 2005 periods were due to higher operating expenses in general and the $422,348 in losses we recorded in connection with our investment in Jabber. In addition, compensation expenses for the three months ended June 30, 2006 were lower than for other periods as a result of including the full cost of compensation paid in the form of stock grants during January 2006 in the first quarter of 2006, as previously described.

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

We expect to continue to incur net losses. We have incurred net losses since we began our business totaling approximately $121 million through June 30, 2006, including approximately $67 million of non-cash expenses. We expect to incur additional net losses during fiscal 2006 and thereafter for so long as Webb remains a holding company.

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

An investment in our common stock is risky because the price of our stock is highly volatile. Our common stock closed as high as $0.22 per share and as low as $0.06 per share between January 1, 2006 and August 1, 2006. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations. Some of the factors leading to this volatility include:

•	Price and volume fluctuations in the stock market at large that do not relate to our or Jabber’s operating performance;

•	Fluctuations in Jabber’s quarterly revenue and operating results; and

•	Increases in outstanding shares of common stock upon exercise or conversion of derivative securities.

These factors may continue to affect the price of our common stock in the future.

We have issued options, warrants, and convertible securities to acquire our common stock that could have a dilutive effect on our shareholders. As of August 1, 2006, we had outstanding warrants and options to acquire approximately 1.4 million and 2.4 million shares, respectively, of our common stock, exercisable at prices of $1.00 per share and from $0.55 to $19.06 per share, respectively, with a weighted average exercise price of approximately $1.00 and $1.65 per share, respectively. We had also reserved 734,000 shares of common stock for issuance upon conversion of our series D junior convertible preferred stock. During the terms of these derivative securities, the holders may have the opportunity to profit from an increase in the market price of our common stock with resulting potential dilution to the holders of shares who purchased shares for a price higher than the applicable exercise or conversion price. The increase in the outstanding shares of our common stock because of the exercise or conversion of these derivative securities could result in a significant decrease in the percentage ownership of our common stock by current and future holders of our common stock.

Future sales of our common stock in the public market could depress the price of our common stock. Actual or potential future sales of substantial amounts of common stock in the public market could depress the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. At August 1, 2006 these shares consisted of:

•	Up to 734,000 shares issuable upon conversion of our series D junior convertible preferred stock; and

•	Approximately 1.4 million and 2.4 million shares issuable to warrant and option holders, respectively.

Factors Relating to Jabber

(See Item 1—”Business - Factors That May Affect Future Results” in our Annual Report on Form 10-KSB as filed with the SEC.)

Item 3.	CONTROLS AND PROCEDURES.

At June 30, 2006, the end of the last fiscal quarter covered by this report, Webb conducted an evaluation, under the supervision and with the participation of the Principal Executive and Principal Financial Officer, of Webb’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the Principal Executive and Principal Financial Officer concluded that Webb’s disclosure controls and procedures are effective to insure the information required to be disclosed by Webb in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to Webb’s management, including its Principal Executive and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, Webb’s internal control over financial reporting.

PART II

OTHER INFORMATION

Items 1-5.	Not Applicable.

Item 6.	Exhibits

(a)	Listing of Exhibits:

3.1(a)	Articles of Incorporation, as amended, of Webb Interactive Services, Inc. (1)

3.1(b)	Articles of Amendment setting forth the terms of Series D Junior Convertible Preferred Stock (2)

3.2	Bylaws of Webb Interactive Services, Inc. (3)

4.1	Specimen form of Webb Interactive Services, Inc. common stock certificate (4)

4.2	Webb Interactive Services, Inc. Stock Option Plan of 2000, including forms of Incentive and Nonstatutory Stock Option Agreements (5)

4.3	Form of Stock Purchase Warrant dated February 28, 2001 issued by Webb Interactive Services, Inc. to Castle Creek Technology Partners, LLC (6)

10.1	Form of Nondisclosure and Nonsolicitation Agreement between Webb Interactive Services, Inc. and its employees (1)

10.2	Securities Purchase Agreement dated as of January 17, 2002, between Webb Interactive Services, Inc. and Jona, Inc. Included as an exhibit is a Registration Rights Agreement (2)

10.3	Letter Agreement between Webb Interactive Services, Inc. and Jona, Inc. (7)

10.4	Exchange Agreement dated January 17, 2002 between Webb Interactive Services, Inc. and Castle Creek Technology Partners LLC. Included as an exhibit is a Registration Rights Agreement (2)

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

WEBB INTERACTIVE SERVICES, INC.

Date: August 21, 2006	By	/s/ Lindley S. Branson
Vice President and General Counsel
(Principal Executive and Principal Financial Officer)